Form 10KSB40
period 1998-12-31
PLENUM COMMUNICATIONS INC
filed 1999-03-30
CIK 941179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - KSB

(Mark One)
/X/ Annual report under section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1998

                                       OR

/ / Transition report under section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to _______________

Commission file number     0-25159
                      ------------------


                           PLENUM COMMUNICATIONS, INC.
------------------------------------------------------------------------------
                  (Name of Small Business Issuer in its charter)


              Minnesota                                  91-1524747
   -------------------------------           ---------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)


3003 - 80th Avenue SE, Mercer Island, WA                   98040
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip code)


                             (206) 236 - 1995
                         --------------------------
                         (Issuers telephone number)

   Securities registered pursuant to Section 12 (b) of the Act:  None

       Securities registered pursuant to Section 12 (g) of the Act:
                       Common Stock, $.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( ) No (X)

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB (X)

         Issuer's revenues for its most recent fiscal year   $1,856,336

         On February 28, 1999, approximately 24,848,355 shares of the Company's common stock were outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the Company as of February 28, 1999 was approximately $22,460,000 based on the closing price for shares of the Company's common stock as reported by the OTC Bulletin Board for that date. Shares of common stock held by officers, directors and affiliates thereof and holders of 10% or more of the outstanding common stock have been excluded because these people may be deemed as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                     DOCUMENTS INCORPORATED BY REFERENCE:

         No documents are incorporated by reference.

         Transitional Small Business Disclosure Format (check one):
            Yes (    )   No  ( X )

                                PART I

ITEM 1.    DESCRIPTION OF BUSINESS

BACKGROUND INFORMATION

         The Company was founded in Minnesota in 1972 as Combined Enterprises, Inc., changed its name to Assign, Inc. in 1987, and was reorganized into its current structure in February 1989, by means of a change of control acquisition. In March 1989 the name of the Company was changed to Mortgage Brokers Network, Inc., and to Plenum Communications, Inc. in October 1991. The Company's wholly-owned subsidiary, LION, Inc., formerly known as Infosytems, Inc., did business as Mortgage Information Systems, Inc. ("MISI") from 1991 to 1995 and as Lenders Interactive Online Network ("LION") from 1995 to 1998. Infosystems, Inc. changed its name to LION, Inc. in 1998. The Company's principal executive offices are located at 3003 80th Avenue SE, Mercer Island, WA 98040, and its telephone number is (206) 236-1995.

         During 1991, the Company first offered a basic dial-in version of its current service in the local Seattle, Washington area, organizing a subsidiary, Infosystems, Inc. for this purpose. The Company's product was marketed under the name MISI, and was launched to provide a solution to the frustrating inefficiency of trying to keep up with wholesale lenders' loan programs and daily rate changes using a pile of faxes that arrived at a mortgage broker's office each morning. Because the Company operated over regular phone lines, brokers outside the Seattle area incurred long distance charges making the service uneconomical.

         The advent of the Internet, with its flat monthly access rates, removed the long distance cost as a barrier and created the opportunity to expand nationwide. In 1995 the Company obtained the name Lenders Interactive Online Network ("LION") and rewrote its software to enable its service to be delivered over the Internet. By late 1995 an early Internet version of the LION service was made available in Washington, Oregon and California. At that time few brokers had Internet access. By mid 1996, a small telemarketing sales force of three persons was adding about 20 new broker subscribers to LION per month. During the second half of 1996, further enhancements were made to the LION software and the service was expanded to other western states.

         As the Company expanded its markets, and as the use of the Internet steadily increased among the general population and among mortgage brokers, brokers began signing up for LION at an accelerating rate. During the first half of 1996, LION was adding approximately 20 new subscribers per month, increasing to over 100 new subscribers per month by the end of 1996. The rate of new subscriptions continued to rise during 1997, and exceeded 300 per month for the first time in February 1998 and 400 per month by the fourth quarter of 1998.

         Because lenders and their rates vary across the country, expanding the Company's service nationally required the opening of new databases with relevant data for each major market. During 1998, LION had made its service available in 22 of the largest markets in the nation and was effectively in front of over 75% of its target market.


INDUSTRY INFORMATION


         RESIDENTIAL MORTGAGE INDUSTRY STRUCTURE. Consumers who want to purchase homes or refinance the mortgage on their existing homes can obtain a loan through a retail lender who deals directly with the public, or through a mortgage broker who places the loan with one of many wholesale lenders. Both retail and wholesale lenders typically package the loans they originate and sell them in the financial markets.

         HYBRIDS. In practice there are many hybrid players. Some lenders have both wholesale and retail operations, dealing with the public through their own branches and offices but at the same time offering "wholesale rates" to mortgage brokers. There are also companies that act much like brokers in that they deal directly with the public and may deal with multiple lenders, but who arrange lines of credit that enable them to approve, close and fund loans, and then "sell" the loans after closing. They tend to be referred to as "mortgage bankers", although this term is used more generally to apply to anyone who works for a lender.

         GSEs. The government sponsored entities ("GSEs"), Fannie Mae and Freddie Mac, play a significant role in defining LION's business in that they are the major purchasers of loans. Consequently, they set the rules and guidelines for what has become known as "conforming loans," I.E. those loans meeting GSE criteria for purchase. While the non-conforming segment is growing as a percentage of total loans, conforming loans currently remain the majority of loans closed, and it is the conforming loan programs that are the basis of LION's key product, LION Loan Search, as explained below.

CUSTOMER BASE

         Mortgage brokers, wholesale lenders and industry affiliates constitute LION's principal subscriber base, and therefore, the Company's primary sources of revenue. Each is discussed below in more detail.

         MORTGAGE BROKERS. A 1994 study conducted for the National Association of Mortgage Brokers ("NAMB") concluded that there were approximately 23,000 mortgage brokerage firms in the country as of December 31, 1994. The study indicated that the figures were conservative, and that the actual number of firms is likely to be higher. Data from both states that require both the brokerage firm and the individual loan officers to be licensed, and the 1994 NAMB study, indicate that, on average, there are 6-7 loan officers per firm. Assuming 23,000 firms and an average of 6-7 loan officers per firm, a total market of 150,000 loan officers appears to be a conservative estimate of the total market.

         Mortgage brokerage firms include many sole practitioners and small firms and a limited number of large firms. With the exception of a handful of large firms who have 50-100 loan officers in one location, even the very large firms tend to be spread out geographically, with no more than 10-25 loan officers in a single office. In addition, many brokers associated with a firm operate much like sole practitioners, paying a percentage of their commission in return for use of the office facilities, advertising, and access to lenders with whom the firm is approved to do business. Some work from their homes.

         There has been a growing trend toward consolidation in the industry through franchises and, more commonly, "net branch" arrangements. Under these arrangements the central office handles compliance and administrative issues and provides a brand name and professional marketing materials, allowing the small brokerage operation to focus on dealing with clients. The Company believes this trend favors LION because these firms tend to actively look for ways to use technology to increase efficiency.

         Retail lenders have their own staff of loan officers and loan processors to deal with the consumer. When they quote mortgage rates, they quote a "retail" rate that includes a fee up front which is intended to include enough to cover the cost of supporting this staff. The fee is referred to as "points", with each point equaling 1% of the loan amount. In contrast, wholesale lenders do not incur these staffing costs, since they rely on brokers to interface with the consumer. Hence, they quote a "wholesale" rate, which tends to be about 1-1.5 points less than the retail rate. This allows the mortgage broker to "mark up" the loan by that amount as its fee and still compete with the retail lenders. For instance, the retail rate might be 8% with two points, but the wholesale rate might be 8% with one point. The mortgage broker shows his client 8% with two points, paying one point to the lender and keeping one point as his fee.

         Brokers vary in how they decide how much to mark up the loan. Some use a flat amount for most loans, such as 1%. Others may consider such factors as loan size, price sensitivity of the client, difficulty of placing the loan, and/or the extent to which price competitiveness is or is not part of their strategy.

         Brokers typically deal with a number of lenders. Most brokers report that they concentrate most of their business with a few lenders, typically about five, although they may be "approved" to do business with 20-30 or more, and may receive daily rate information from 50 or more. One of the reasons they typically concentrate their business with a few lenders is that keeping up with lender program and pricing changes through daily faxes is so inefficient that, as a practical matter, they can only monitor 3-5 lenders on a regular basis.

         Rates are important to the broker for two reasons. First, to varying degrees, their customer may be price sensitive. The broker needs to be competitive relative to the retail lenders and other brokers. Second, the rate can affect the amount of fee the broker earns. In some cases, if the broker knows a customer is satisfied by a particular interest rate, the broker's fee can be increased if a wholesale rate can be found that is lower than the one which originally served as the basis for the quote. Alternatively, if a broker cannot find a low enough rate, the broker's fee may have to be cut either to compete with another loan the customer has been offered, or to bring the loan down to a rate that will allow the customer to qualify.

         Some brokers are very "price sensitive." They aggressively shop lenders for price, and price will be the major factor in deciding which lender to select for a given loan. In most cases they will choose from the lenders with whom they are approved. Occasionally, if they find an attractive rate from a lender with whom they are not currently approved, they will try to become approved in order to place a particular loan. However, seeking a new lender relationship in the midst of a loan placement is risky, because the loan may be delayed or may not close at all as a result of the time required to obtain approval and the possibility of not being approved.

         The typical mortgage brokerage firm receives faxes each morning from anywhere from 5 to as many as 50 or more lenders. Sometimes the most often used faxes are posted on a wall or copied and distributed throughout the office. Many are simply piled up or even discarded. When the broker provides a quote for a particular client, he will check the faxes to determine the current rates for the kind of program the client has requested or the broker is suggesting. For many common conforming loans, every conforming lender offers the program and brokers will typically check only their usual lenders. For loans that are done by conforming lenders but are not as common, with issues making clients marginal candidates for a conforming lender, or for loans that clearly are non-conforming, brokers often have to consult the remaining fax information or call lenders which provide a solution for the particular situation. Because each lender's rate sheet is formatted differently from the others, finding programs on rate sheets with which the loan officer is unfamiliar is time consuming.

         Historically, the process of checking rates and fees and choosing a lender has been a manual and inefficient one. LION's service is designed to make this process dramatically more efficient, and to give the broker the best opportunity to be competitive. Some rate information is now available elsewhere on the Internet, but the Company believes the LION website is currently the only place where all of the key indicators relevant to mortgage brokers appear together in one, easily readable format.

         WHOLESALE LENDERS. LION's lender customers are primarily "wholesale" mortgage lenders, who operate through independent mortgage brokers. The mortgage brokers work directly with the consumer seeking a mortgage loan, gather the documentation needed to complete the application, and submit the application to the lender for approval. If the loan is approved, the lender then funds the mortgage at closing. Some of the wholesale lenders also have a separate "retail" operation that works directly with the customer. In some cases, that retail operation can operate as a broker and place loans with other wholesale lenders. The wholesale lenders market to brokers by attending state and national broker association trade shows, having their sales reps call on brokers, advertising in trade publications, and by direct mail and direct broadcast fax solicitation.

         In any given market, typically 50-75% of the wholesale lenders, and probably a larger percentage of the loan volume, are either national or large regional lenders who operate in many states. The remaining lenders are local or limited to a few markets.

         Lenders are further segmented into "conforming" and "non-conforming" (also known as "sub prime"). Strictly defined, a "conforming loan" is one that meets the requirements set by Fannie Mae and Freddie Mac for loans these GSEs will purchase from lenders. Conforming loans must meet GSE criteria for loan size, credit standing of the borrower, borrower income relative to the loan payment, loan amount to value of property, type of property, and with respect to specific documentation required to prove they meet these requirements.

         Conforming lenders deal primarily in conforming loans, but will also offer programs for loans that meet most of these requirements but fail to meet one or two. For instance, many will offer programs for "jumbo" loans, those that exceed the maximum loan size for conforming loans (currently $240,000), and many will accept less rigorous documentation. The lenders cannot sell these loans to the GSEs . They can either keep these loans in their own portfolios or sell them to entities other than the GSEs such as conduits who do purchase loans that have these characteristics.

         "Non-conforming lenders" deal in loans that do not meet the requirements for purchase by the GSEs. These lenders work with borrowers who have had some level of credit problems in the past (known as "A minus, B, C or D" rated credit), with borrowers whose ratio of loan payment to income is higher than allowed under conforming rules, or who may be purchasing a property type that is not permitted under conforming rules, such as a log home or certain condominiums. These non-conforming loans are considered to be higher risk, and therefore command higher fees or rates.

         Each lender typically offers many "programs." A program is a loan with a particular set of terms. For example, typically there will be some 30-year fixed rate programs, some 15-year fixed rate programs, and some adjustable rate mortgage ("ARM") programs. The rates and terms for each of these may vary by size of loan, kind of property, credit rating of the customer, loan amount compared to property value, and other factors. The many combinations of these variables result in lenders typically having 13-18 different programs, and some having up to 50 programs, that they offer to the brokers. Furthermore, each program typically has a "matrix", or array of rates available depending upon the points the borrower pays. For instance, a 30 year fixed rate program might be priced at 7% if the borrower pays one point up front, but at 6-3/4% if he pays two points up front. The pricing matrix may also have standard amounts by which the stated fees or rates increase or decrease based on certain factors. For instance, for condominium loans, 1/4 point might be added to the fee; or for loans over $125,000, 1/8 might be subtracted.

         INDUSTRY AFFILIATES. Another potential market consists of companies who sell services or advertising to lenders, brokers, or consumers seeking mortgage loans. These companies, particularly the industry-specific ones who tend to advertise in the industry print media to mortgage brokers or lenders, are potential advertisers on the LION website. Examples include title insurance companies, credit reporting agencies, escrow service companies, flood insurance companies, mortgage insurance companies, appraisers, origination software companies, mortgage associations, training companies, and other general vendors to small businesses, such as cell phone companies, business insurance agencies, pager companies, copier companies and general computer hardware and software companies.

SERVICES AND PRODUCTS

         LION offers a number of products and services related to mortgage brokers, wholesale lenders and industry affiliates. They are as follows:

MORTGAGE BROKER PRODUCTS.

          The LION service is available to mortgage brokers over the Internet at "www.lioninc.com". Monthly broker subscription fees are the Company's largest source of revenue, and are expected to be the predominate source of revenue at this point in time. The LION subscription service includes the following main features:

         AUTOMATED UNDERWRITING. On March 18, 1999, LION entered into a contractual agreement with Fannie Mae to develop technology to deliver Fannie Mae's Automated Underwriting services via the Internet. Desktop Originator and Desktop Underwriter are the mortgage industry's leading automated origination and underwriting systems. Desktop Originator when used in conjunction with Desktop Underwriter delivers fast, objective loan recommendations and provides lenders with access to many cost and time-saving benefits including streamlined processing, documentation, and property valuation. Desktop Originator and Desktop Underwriter also offer lenders access to products that can expand their markets and help them reach out to more potential homebuyers.

         In February 1999, nearly 40 lenders and 3,300 originators used Desktop Originator to process nearly 46,000 transactions, record numbers in all three instances. Fannie Mae is the nation's largest source for home mortgage funds today. The technology will enable lenders to offer their sponsored brokers access to Desktop Originator through LION's Web site. With this new integration relationship, Desktop Originator lenders will for the first time be able to offer originators the benefits of Desktop Originator over the Internet.

         Separately, Fannie Mae and LION will co-develop and co-market a marketing and training site for this new technology located on LION's servers.

         LION LOAN SEARCH. "LION Loan Search" is the single most important feature of the LION system. Instead of wading though a pile of rate sheets and manually adding or subtracting adjustments, mortgage brokers simply pull up the LION website on their personal computer and fill out a simple form. They enter into the form any of up to 50 loan variables that describe the program they are interested in locating for the client. LION Loan Search then conducts a search of the programs in the LION database that fit the criteria that were entered and provides a list of the suitable programs, ordered by rate, showing the lender, the rate, and other key characteristics. The database is updated daily. This feature is the foundation of the LION service, the key time saver for the broker, and the primary reason most brokers currently subscribe. Over 150 conforming lenders participate, representing over 11 million pricing variants.

         LOAN~LINK. Sub-Prime loans do not fit as readily into a search format as "A" credit loans because lenders are not consistent in what they view as A-, B, C or D credit ratings. Therefore, instead of a loan search, LION offers a service called "Loan~Link" for brokers who do Sub-Prime loans. With Loan~Link, brokers fill out a form containing basic borrower and transaction criteria. They then select the lenders to whom they would like to send this information. LION sends the completed form by email or by fax to the lenders selected by the broker. The lenders who are interested in the transaction respond back to the broker.

         DAILY MARKET COMMENTARY. Updated twice daily, this is a concise but comprehensive review of the Financial Market's rate activity, events and upcoming economic indicator reports with commentary about implications for the mortgage market. The summary is created early each morning and again at the market close by condensing information from a variety of periodicals and online service reports. Some subscribers purchase the LION service solely to have access to this feature.

         15-MINUTE KEY RATE UPDATES. The 15-Minute Financial Market Snapshot is currently the only place where you can find all of the key financial market indicators that are most relevant to the mortgage industry concisely presented in one clear chart, updated every 15 minutes.

         RATESHEETS ON DEMAND AND DOCUMENTS ON DEMAND. Brokers can pull up lender ratesheets and other documents, view them on the screen, download them to their PC to print, or have them sent directly to their fax machine.

         Brokers have two choices when purchasing LION services. They may choose an individual subscription for just one user; or a corporate account suitable for multiple users. The corporate account is discounted at increasing percentages in proportion to the number of users. To date most LION customers are individual subscribers.

         The Company is currently unable to prevent a user from sharing their password with another. However, there are two ways in which LION can potentially detect unauthorized use, one of which at least prevents broad abuse. The primary method is monitoring the number of "hits" by password. An average user will have about 100 website hits per month. The heaviest individual users will typically not exceed 300 hits in a month. When numbers consistently above that are detected, the subscriber receives a call from a LION sales rep informing the subscriber that based on the usage, it appears that the password has been compromised. The password is then changed, which typically resolves the problem.

         The Company is also flagged when a customer submits a Loan~Link lender request and asks that the lender response be directed to someone other than the customer of record. In this case, the third party is informed that only the owner of the password is authorized to use the service, but that LION stands willing to provide the third party with its own individual subscription.

         An alternative source of revenue for LION is derived from developing Internet homepages for brokers. Until recently this has been a secondary product generating modest incremental revenue. Increased emphasis in homepage development for brokers is planned during 1999.

LENDER PRODUCTS

         LENDER HOMEPAGES. After broker subscription fees, lender homepage fees are the next largest source of revenue. The Company believes that in order to have a LION Loan Search product that can replace faxed ratesheets and a product that brokers view as useful and of high quality, LION Loan Search must contain most of the lenders in the market. Accordingly, lenders are allowed to post up to ten (10) loan programs in LION Loan Search at no cost. Some lenders are content just to have the exposure of ten programs at no cost. Others see LION as presenting a marketing opportunity to a desirable segment of the broker market, and wish to maximize their exposure by either creating an Internet homepage or linking to their pre-existing homepage. These lenders pay monthly fees, and a setup fee for creation of a homepage or for any features they want added to their homepage. See also "Automated Underwriting" in the Mortgage Broker Products section on page 6.

         LION has created websites for a number of lender wholesalers in the country. A LION generated homepage will typically include a mission statement of the lender, rolodex of contacts, ratesheets, a LION Loan Search that contains only its own programs, documents and forms needed to submit loans, and a section of current announcements or program promotional material.

         A button leading to the lender's homepage appears next to the lender's name in the program details section of LION Loan Search, in the lender list in Loan~Link, and in the LION rolodex. Rotating banners on various LION pages also give additional links to lender homepages.

         Lenders with pre-existing homepages have the same access to LION customers as if their homepage had been created by LION. Additionally, they can select any of the LION features, like LION Loan Search, and have it added to their homepage.

         Access to LION as a subscriber also has value to a lender. Lenders frequently do "market surveys" to see how their rates compare to other lenders. With LION, they simply do a search to see how they stack up against other lenders. For a monthly flat fee, LION offers to lenders a "package" consisting of posting the lender's ratesheet in its Ratesheets on Demand product, and login and password access to the LION system.

RETAIL PRODUCTS

         The mortgage broker and mortgage lender products described above feature electronic posting and access of wholesale mortgage rates and fees. The Company has recently released a retail version of its loan search capacity wherein a mark up is added to the wholesale rate information.

         The first targeted market for this retail priced database is the professional real estate community. LION entered into an agreement with the Middle Tennessee Multiple Listing Service in November 1998. This launch is viewed by LION as a test market of the new product. Results are inconclusive at this time, therefore, it is uncertain whether the same service will be offered to other real estate multiple listing services nationwide. It is anticipated the retail version of LION's database may be offered to other real estate multiple listing services and may evolve into another retail version that will be offered to the general population at a future date.

BANNER ADVERTISING

         The current LION system has 15 rectangular banner locations that are available as advertising spots. These can be linked to a homepage or other marketing material. A monthly fee is charged for these sites, the amount of which depends upon the frequency of the page hits and the location on the page. Purchasers of LION advertising have included major lenders, industry affiliates selling services to brokers, and Fannie Mae. As page hits rise with the growing subscriber base, the value of the banner ads is expected to rise proportionately.

SALES AND MARKETING

         Of LION's principal subscriber base, consisting of mortgage brokers, wholesale lenders and industry affiliates, mortgage brokers currently constitute the largest source of revenue and the Company believes they represent the largest potential source of future revenues. As the broker subscriber base grows, it is expected that the lenders and affiliates seeking access to that broker base will follow. Consequently, most of the marketing effort is devoted to the broker group. LION seeks to focus its marketing efforts or increase its visibility to this group in a number of ways:

         TELEMARKETING. LION maintains a telephone sales force in two telemarketing offices, one at the corporate offices in Mercer Island and another in Spokane, Washington. The sales staff is compensated on a commission basis after an initial three-month internship. Sales reps make telephone solicitations, handle inbound phone inquiries and contact brokers who register for the Company's service from the LION website.

         TRADE SHOWS. The larger state mortgage broker associations conduct annual conventions or trade shows which include a schedule of speakers and/or workshops, and an exhibition hall where lenders and industry affiliates promote their products from booths. At many of these shows LION has been presented as a speaker or panelist on topics related to mortgage technology or the Internet.

         TRADE JOURNALS ADVERTISING AND ARTICLES. There are about a dozen publications aimed at the mortgage industry, of which three focus most narrowly on mortgage brokers and provide the broadest coverage of that segment, ORIGINATION NEWS, MORTGAGE ORIGINATOR, and MORTGAGE PRESS. The first two are national publications with approximately 19,000 and 9,000 subscribers respectively. MORTGAGE PRESS publishes a state association periodical for 25 states, and distributes the issues at no cost very broadly to an estimated audience of over 200,000. Starting in September and October 1997, LION began a program of quarter to half-page ads in each publication. In addition, senior managers of the Company have contributed articles on the use of the Internet by brokers and lenders to industry trade journals such as SECONDARY MARKETING EXECUTIVE, MORTGAGE PRESS and MORTGAGE MATTERS. For additional information on advertising, see Note A (8) to the Consolidated Financial Statements.

         PRESS RELEASES AND OTHER PRESS COVERAGE. The Company issues press releases on product introductions and changes, upon entering new states with a database, and upon achieving certain milestones, such as receiving 600,000 hits per month on its websites. These appear without cost in various industry trade journals. LION has also been the subject of published reviews of mortgage technology products, quoted in trade journals and been the subject of articles written about the Company.

         SPEAKING ENGAGEMENTS. Representatives of the Company from time to time speak at other industry functions not connected to broker trade shows. As the Company has become increasingly known for its Internet expertise, the significance of these engagements has grown. As an example, in March 1999, the Company's National Sales Manager was asked by the World Search Group to speak at and participate in a panel discussion on mortgage aggregators on the Internet.

         BROADCAST FAX ADVERTISING. Mortgage brokers are particularly accustomed to receiving solicitations by fax in the form of daily ratesheet distributions by lenders. The Company has developed a series of broadcast fax advertisements for the mortgage broker industry.

         LENDER REFERRALS. A number of the lenders for whom LION has made websites have been actively promoting their websites to their approved brokers.

         DATA FEED TO ORIGINATION SOFTWARE COMPANIES. In certain cases, LION enables its loan program data information to feed directly to the LION member via the member's processing software. Any third party agreements with the processing software vendor will provide LION with a mechanism to market to the vendor's customer. The four largest processing software vendors combined represent approximately 23,000 broker companies. It is estimated that each of these companies average between 5 and 7 broker sales reps. This functionality was released in the 4th quarter of 1998 via an agreement with BYTE Software, a processing software vendor in the local Seattle, WA area. As a result, the LION service is displayed to those entities currently using the third party software, provided they also subscribe to LION's services.

         ORGANIZATION SOFTWARE VENDOR INTERFACE INTO LION LOAN SEARCH. LION is participating in an agreement with Calyx Software which allows a Calyx user to open a borrower file and perform a loan search. The interface extracts the needed information from the borrower file, launches the user's browser and accesses the LION loan search results page. This provides another entry point for the mortgage broker into the LION site. Similar agreements are being pursued with other mortgage software vendors.

         STATE ASSOCIATION MARKETING AGREEMENTS. LION has entered into agreements with the state mortgage broker associations in five major broker states, California, Colorado, Illinois, Maryland and New York. The agreements vary, but generally LION receives membership lists of broker contacts, speaking engagements and some form of official recognition or endorsement in return either for paying to the association a percentage of LION revenues received from state members, or for offering members a discount on their LION subscriptions, and in some cases for maintaining an association website.

         LISTING WITH SEARCH ENGINES. As is common with Internet sites, LION has arranged to be listed in all of the major "search engines." The LION URL appears as a search result if the user enters key words such as "mortgage" or "wholesale mortgage rates." A significant number of brokers, who subscribe to the Company's services, report finding the site while "surfing the Net."

         NON-MEMBER SECTION AND ONLINE REGISTRATION. Most of the features of the LION site are password protected, however a new broker visiting the website without yet having a password is able to visit selected non-member sites. The visitor is guided through various features, illustrated with "screen captures" of LION Loan Search and Loan~Link, with explanations of the LION service, testimonials of current subscribers, and a form that allows the broker to register online.

RESEARCH AND DEVELOPMENT

         During 1998 and 1997, the Company did not incur costs related to research and development activities.

COMPETITION

         The market for Internet-based services and products is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. There are no substantial barriers to initial entry, and the Company expects competition to persist, intensify and increase in the future.

         The Company is aware of certain attempts to develop a searchable database of wholesale loan programs, for example those developed by Alltel, Fannie Mae and a local Southern California firm. To the Company's knowledge, none of these have met with significant commercial success. The Fannie Mae loan search program has been discontinued. One company offers a "bidding room" service, by which lenders can bid on loans packaged by mortgage brokers. It is unclear whether this service will become popular or whether it will be a competitive service to LION. With limited exception, the primary competition continues to be the traditional faxed ratesheet.

         The Company believes that the need for the participation of a significant majority of lenders in order to make a quality product for brokers creates a barrier to entry for new competitors. Although the need for lender participation was an obstacle to the Company's initial marketing efforts, LION now has over 400 participating lenders. Management anticipates that new competitors will face significant ramp-up times in making a competitive product successful, and believes the Company will remain in a good competitive position as long it continues to maintain the quality of its product and its relationships with lenders, brokers and state associations. To the extent competitors emerge, the Company intends to compete on the basis of product performance, product features, quality, reliability, price and its unique knowledge and experience in the mortgage broker industry.

         Nevertheless, potential competitors include large industry players with longer operating histories, substantially greater market presence and name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. In addition, the Company believes that new competitors, or those with the ability to bundle services and products with Internet connectivity services could enter the Company's market, resulting in even greater competition for the Company. The Company's ability to compete successfully will depend, in large part, on its ability to continually enhance and improve its existing products and services, to adapt its products and services to the needs of its customers and potential customers, to successfully develop and market new products, and to continually improve its operating efficiencies and lower costs. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products obsolete or less marketable, or that the Company will be able to successfully enhance its products, develop new products or lower costs, when and as needed. Increased competition, price or otherwise, could result in erosion of the Company's market share, and may require price reductions and increased spending on marketing and product development. Increasing competition for the Company's services could have a material adverse effect on the Company's business, operating results and financial condition.

         With respect to its business of developing homepages for wholesale lenders, the competition includes a broad universe of website makers. Because developing homepages is an ancillary business for LION, providing modest incremental revenue from an existing customer base, a competitive challenge in this area is not expected to have a material adverse effect on the Company's business. However, to the Company's knowledge, LION is the only firm specializing in creating wholesale lender homepages. Websites created by LION include 20 of the country's top 25 wholesale lenders, ranked by total dollar amount of their funded loans. LION is able to offer the lender links to its LION Loan Search program, which already contains the lender's updated ratesheet information and access to a mortgage broker audience.

GOVERNMENT REGULATION

         The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. There can be no assurance that the enactment of laws affecting telecommunications will not decrease the growth of the Internet, which in turn could decrease the demand for the Company's products and services, increase the cost of doing business, or otherwise have an adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. The Company cannot predict the impact, if any, that future regulation or regulatory changes might have on its business.

PROPRIETARY RIGHTS

         The Company relies on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary technology and software products. The Company has a variety of registered Internet domain names. The Company currently has no federally registered trademarks or service marks, nor is it the owner or assignee of any domestic or foreign patents. There are no trademark or service mark applications or patent applications pending. The Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees or any license agreements with its customers will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

         Although the Company believes that its trademarks and proprietary technology do not and will not infringe patents or violate proprietary rights of others, it is possible that its trademark and proprietary rights may not be valid or that infringement of existing or future patents, trademarks or proprietary rights of others may occur. In the event the Company's products infringe proprietary rights of others, the Company may be required to modify the design of its products, change the name of its products or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material effect upon the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if the Company's products infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company.

SUBSIDIARY

         The Company conducts its operations through its wholly-owned subsidiary, LION, Inc. LION employs personnel and markets, operates, maintains and provides the technical and creative services for the Company's products and services.

EMPLOYEES

         At December 31, 1998, the Company had 57 full-time associates, which included 25 commissioned marketing associates. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled technical engineers involved in new product development, for whom competition is intense. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, customer service and administrative organizations. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes its relations with its employees are good. See "Investment Considerations--Proposed Expansion and Ability to Manage Growth."

INVESTMENT CONSIDERATIONS

         Statements in this annual report, and elsewhere, whether oral or written, that look forward in time or include anything other than historical information reflect current expectations and intentions, and involve risks and uncertainties that may affect the Company's actual results of operations or its stock price. The Company cautions shareholders, prospective investors and other readers that the following factors, among others, should be considered carefully in evaluating the forward-looking statements made by or on behalf of the Company and in evaluating the Company's business before making a decision concerning the purchase of its securities.

         NO ASSURANCE OF PROFITABILITY. The Company is experiencing increased revenues but had not reached profitability as of December 31, 1998. For the year ended December 31, 1998, the Company had a net loss of $1,227,718 and had a net loss in the prior fiscal year. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks or that the Company can be operated profitably, which depends on many factors, including the success of the Company's marketing program, the control of expense levels and the success of the Company's business activities.

         PRODUCT QUALITY AND DEVELOPMENT. In order for LION to be perceived as a viable replacement for the current manual and paper methods of monitoring rates and fees and contacting lenders, the service must provide accurate and timely information on a consistent basis, particularly in the LION Loan Search database. Other measures of quality include the construction of each new database so it has sufficient lender participation, continuing Loan~Link follow up to assure high response rates from lenders, and timely posting of lender ratesheets. These services need to be maintained at high levels for maximum market penetration. To date, LION's quality control procedures in each of these quality areas have been successful, and management intends to continue the process of refining them on an ongoing basis.

         The principal amount of the Company's future revenues in the near term is expected to be derived from the sale of services to the mortgage brokerage industry. Additional fees are expected to be generated from website development, and from the sale of advertising services and other products through its websites. The Company's success is dependent on continued end-user acceptance of the Company's services and products, as well as the Company's ability to design, develop, test and support new services, products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards. There can be no assurance that the Company will continue to maintain adequate quality control procedures, develop and market new products and enhancements that meet changing customer needs, or respond to technological developments and emerging industry standards.

         DEPENDENCE ON THE INTERNET; RISK OF TECHNOLOGY. Although the performance of the Company's products and services is critical to the Company's reputation, the Company is dependent on the Internet and third-parties for access to its products and services, such as Internet service providers, Internet backbone providers and Web browsers. Users may experience difficulties due to system failures unrelated to the Company's systems, products and services. The occasional Internet disruptions which occur for brief time periods have not created a problem for the Company's services. If the Internet were to become regularly unavailable for many hours at a time, or its ability to handle traffic loads deteriorate enough to cause frequent unavailability or very slow response times, there would be less traffic to the Company's website and the perception of the quality of the LION product could suffer. To date, the Internet has proven highly resilient and responsive to rapid growth in its use, and many of the world's telecommunications, software and hardware companies are continually investing in capacity and improvements.

         Furthermore, the Company's current products and services are designed around certain standards, including, for example, security standards, and current and future sales of the Company's products and services may be dependent on some industry standards. There may be additional costs of unknown proportions in meeting and complying with software standards. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. As the Internet develops, it is possible that incompatibility or lack of appropriate features could impact the Company's business.

         Sales of the Company's products are expected to depend in large part upon a robust industry and infrastructure for providing Internet access and carrying the rapidly increasing Internet traffic. Certain critical issues concerning the commercial use of the Internet (including capacity to handle projected increases in traffic, security, reliability, cost, ease of use, access, and quality of service) remain unresolved and may impact the growth of Internet use. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone or timely development of complementary products, such as high speed modems. Because global commerce and on-line exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the infrastructure or complementary products necessary to make the Internet a viable commercial marketplace will continue to be developed, or if developed, that the Internet will remain a viable commercial marketplace. In addition, the widespread adoption of new Internet or telecommuting technologies or standards, could require substantial expenditures by the Company to modify or adapt its products and services. In this case, the new Internet or telecommuting services or enhancements offered by the Company could contain design flaws or other defects. Although the Company expects to be responsive to changes in the Internet or technology, there can be no assurance that the Company will be successful in achieving widespread acceptance of its services before competitors offer products and services with speed and performance equal or greater than the Company's current offerings. The growth or change of the Internet, or adoption of new technologies could have a materially adverse affect on the Company's business, operating results and financial condition.

         DEPENDENCE ON MORTGAGE BROKERS AND MORTGAGE BROKERAGE INDUSTRY. LION's most critical customer is the mortgage broker. Customer agreements are short-term and renewable. There can be no assurance, however, that these subscribers will continue to participate in the LION program, or that the Company will be able to attract new mortgage brokers at rates sufficient to maintain a stable or growing revenue base. Furthermore, market acceptance of the Company's products and services by the mortgage broker community is currently substantially dependent upon adoption and use of the Internet for commerce and communications. The use of the Internet by those individuals and enterprises which have historically relied upon faxed ratesheet information, generally requires the acceptance of a new way of conducting business and exchanging information. Ultimately, there can be no assurance that the market for the Company's products and services will continue to develop as expected. If the mortgage broker market develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not continue to achieve market acceptance, the Company's business operating results and financial conditions may be materially adversely affected.

         During the last 15 years, the mortgage brokerage industry has grown from infancy to capturing more than half of the mortgage origination market, and the current trend shows continued gains. While there are no clear threats that would cause one to conclude today that the industry will not continue to thrive, the health of the industry is important to LION's future, and there are potential risks. These include potential lawsuits over broker and wholesale lender compensation systems, increased regulation that may add costs or limit profitability, and possible changes in how consumers obtain mortgages, possibly driven by technology or by efforts to standardize and automate the mortgage process. Any of these may reduce the overall share of the market handled by mortgage brokers, which could materially adversely affect the Company's business.

         POSSIBLE UNDERCAPITALIZATION AND NEED FOR FUTURE FINANCING. The Company anticipates that a significant portion of its near-term capital resources will be provided through the exercise of outstanding warrants issued in prior securities offerings, which are exercisable at prices ranging from $.25 to $.50. The perceived value of these warrants at any given time is related to the market price of the Company's common shares, which trade over the counter through the OTC Bulletin Board. If the Company is unable to obtain anticipated financing through the exercise of warrants, there can be no assurance that the Company will be able to successfully implement its business plan or meet its working capital requirements. In addition, the Company may experience rapid growth and may require additional funds to expand its operations or enlarge its organization. While the Company intends to explore a number of options in order to secure alternative financing in the event this anticipated financing is not obtained or is insufficient, there can be no assurance that additional financing will be available when needed or on terms favorable to the Company.

         Warrants with expiration dates in 1998 totaled 3,204,083 shares of the Company's common stock or

$1,602,042 in potential funds to the Company. Of that total, the Company received $1,343,490 of funds on the exercise of warrants representing 2,686,980 shares of common stock. Warrants that expired during 1998 represented 517,103 shares or $258,552 in funds not received. The value of warrants not exercised represented 16.1% of the total value of warrants that were due in 1998.

         Warrants with expiration dates in 1999 total 3,425,876 shares of common stock representing potential funds of $1,712,938. Warrants with expiration dates in 2000 total 3,671,332 shares of common stock representing potential funds of $1,785,518. The Company anticipates that the timing and amount of warrants exercised during 1999 and 2000 should be adequate to meet its needs for capital.

         DEPENDENCE ON MANAGEMENT AND CHIEF ENGINEER. Shareholders of the Company are fully dependent on management to conduct the Company's business. Success of the business depends on the skills and efforts of management and, to a large extent, on the active participation of the Company's executive officers and key employees. With respect to the Company's proprietary software, while partial backup has been provided by the other full-time company engineers, currently there are portions of the database management and development that rely solely on Sam Ringer, who is the author of the LION software. The Company is in the process of creating the engineering redundancy that will reduce the reliance on one individual, but has not completed this task. Furthermore, the Company has not entered into employment agreements with these officers and significant employees. The Company provides stock options, which currently serve to retain and motivate key employees. However, the inability to attract, retain and motivate qualified engineers or other skilled employees could adversely affect Company business.

         SYSTEMS BACKUP; SECURITY RISKS. The Company has in place comprehensive data tape backup procedures for its operational and administrative databases. The Company's replication software provides a high level of hardware backup for the database by duplicating the database across several powerful PCs. To provide additional security, LION in 1998 contracted to move the servers to a separate protected environment. Later, the Company intends to add a duplicate remote location that would provide the ability to survive a natural disaster or other event so severe that it could penetrate the protected environment. However, the Company is dependent on hardware and other equipment and services used for its system database. Despite protective measures, the system could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins and similar events. There can be no assurance that a system failure would not adversely affect the success of the Company's products and services.

         Despite the implementation of security measures, the Company's systems may be vulnerable to unauthorized access, computer viruses and other disruptive problems. The Company could experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access might lead to interruptions, delays or cessation in service to subscribers or deter potential subscribers. Although the Company intends to implement industry-standard security measures, these measures have been circumvented in the past, and there can be no assurance that measures adopted by the Company will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to the Company's subscribers, which could have a materially adverse affect on the Company's business, operating results and financial condition.

         COMPETITION. As discussed above, the market for Internet-based services and products is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. There are no substantial barriers to initial entry, and the Company expects competition to persist, intensify and increase in the future. The Company believes that the more market penetration LION achieves, the higher the barrier to entry will become for anyone contemplating a similar system. However, there can be no assurance that competitors will not develop technologies or products that render the Company's products obsolete or less marketable, that the Company will be able to compete successfully, that the Company will be able to successfully enhance its products, or develop new products or lower costs, when and as needed.

         LACK OF DIVERSIFICATION. The Company does not intend to invest at this time in any other assets, businesses, or securities other than what is described in this annual report. The Company will be subject to the risks associated with lack of diversification.

         PROPOSED EXPANSION AND ABILITY TO MANAGE GROWTH. The Company intends to expand its current level of operations. Expansion of the Company's operations will be dependent upon, among other things, its ability to: (i) achieve significant market acceptance for the Company's products and services; (ii) hire and retain skilled management, marketing, technical and other personnel; (iii) successfully manage growth, if any (including monitoring operations, controlling costs, and maintaining effective quality controls); and, (iv) obtain adequate financing when needed. The Company's prospects for future growth will be largely dependent upon its ability to achieve significant penetration of its products and technologies in targeted mortgage broker markets, to successfully market its concepts, to develop and commercialize applications of its technologies for the market and to enter into strategic alliances with third-parties in connection with the exploitation of its technologies. The Company could also seek to expand its operations through acquisitions; although the Company has no current intention, agreements, understandings or commitments and is not engaged in any negotiations to acquire any company.

         At this time the Company has no defined time frame for any of its potential expansion plans. The Company's proposed expansion may result in new and increased responsibilities for management personnel and may place an increased strain upon the Company's management, operating, software, financial systems, and resources. To compete effectively and to accommodate growth, if any, the Company may be required to continue to implement and to improve its management, operating and financial systems, procedures and controls on a timely basis and to expand, train, motivate and manage its employees. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations.

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's executive offices are located in Mercer Island, Washington, where the Company currently leases approximately 3,500 square feet. The Company leases this space under an operating lease that expires on June 30, 2001. The lease provides that, after giving written request not less than three months prior to the end of the term and obtaining written consent of lessor, the lease will continue on a month-to-month tenancy until terminated in accordance with Washington law. The Company has the right to use this space for its computer information services and related business uses. The annual base rent is $77,088 or $6,424 per month.

         The Company also leases approximately 5,500 square feet of space in Spokane, Washington to support its sales and marketing efforts. This is an operating lease that expires December 31, 2001. The annual base rent in 1999 will be $57,000 or $4,750 per month. The monthly payment increases to $5,250 on January 1, 2000 and to $5,750 on January 1, 2001.

         The Company believes that its current facilities are adequate and suitable for their current use, and that additional facilities will be available, when needed, upon commercially reasonable terms. The Company also believes that all of its leased space and all property maintained within are adequately insured.

ITEM 3.   LEGAL PROCEEDINGS

         To the best of the Company's knowledge, there are no legal actions pending, threatened or contemplated against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the Company's shareholders was held December 18, 1998 in Bellevue, Washington. The Company's common stock was the only type of security entitled to vote at the Annual Meeting. Only shareholders of record at the close of business on October 30, 1998 ("Record Date") were entitled to receive notice of the Annual Meeting. As of the Record Date, there were 23,417,055 shares of common stock outstanding. There were 17,014,860 shares represented at the Annual Meeting in person or by proxy, each share entitled to one vote on each matter to be voted upon. Various matters were submitted for a vote by the shareholders and are presented below.

         Approve an amendment to the articles of incorporation.

         An amendment to change two sections to the Articles of Incorporation was proposed.

         Article 6.1 of the Articles of Incorporation was amended to authorize the issuance of 55,000,000 shares of the Company's capital stock, which shall be divided into two classes known as Common Stock and Preferred Stock, respectively. No capital stock, after the amount of the subscription price or par value has been paid, is subject to assessment to pay the debts of the Company. The total number of shares of Common Stock which the Company is authorized to issue is 50,000,000 with a par value of $.001 per share. The total number of shares of Preferred Stock which the Company is authorized to issue is 5,000,000 with a par value of $.001 per share. The Preferred Stock may be issue from time to time in one or more series at the discretion of the Board of Directors within the limitations and restrictions prescribed by law or in the Articles of Incorporation.

         Article 7.2 of the Articles of Incorporation was amended to grant the Board of Directors the authorization to make and alter bylaws of the corporation subject to the power of the shareholders to adopt, amend or repeal the bylaws; provided, the Board of Directors shall not adopt, amend, or repeal a bylaw fixing a quorum for meetings of shareholders, prescribing procedures for removing directors or filling vacancies in the board, or fixing the number of directors or their classifications, qualifications, or terms of office, but may adopt or amend a bylaw to increase the number of directors.

         The amendment was approved by a vote of 12,335,437 in favor, 413,712 against and 1,000 abstaining. There were 4,774,693 broker non-votes.

         Ratification and approval of the company's By-laws.

         The Company's amended By-laws were approved and ratified by a vote of 12,678,633 in favor, 75,896 against and 53,859 abstaining. There were 4,774,693 broker non-votes.

         Election of directors.

         The Company's Board of Directors was increased from 7 to 8 members. The following eight directors were elected to serve for the terms specified. No other director's term of office continued after the meeting.



                    Positions and Offices                               Vote of the Stockholders
                         Held Within                        ---------------------------------------------------
     Directors           The Company           Class (1)        For        Against    Abstaining      Non-Votes
     ---------           -----------           ---------        ---        -------    ----------      ---------
Billy Anders, Sr.     Chairman of the              II       16,996,169     18,591          0           568,321
                        Board
Allen C. Ringer       CEO, President,              I        16,996,169     18,591          0           568,321
                        Director
Alan S. Dernbach      Chief Financial             III       16,996,169     18,591          0           568,321
                        Officer, Director
Sam Ringer            Director                    III       16,996,1699    18,591          0           568,321
Joe Ringer            Director                     II       16,996,1699    18,591          0           568,321
Kurt Springman        Director                     II       16,996,1699    18,591          0           568,321
Jacob L. Smith        Director                     I        16,996,1699    18,591          0           568,321
Larry Dale            Director                    III       16,996,1699    18,591          0           568,321


-------------------
(1) Directors are classified according to class. The terms for Class I directors expire December 31, 1999, Class II directors expire December 31, 2000 and Class III directors expire December 31, 2001.

         Ratification of 1998 Stock Option Plan.

         The 1998 stock option plan and the specific awards already made under the Plan were ratified by a vote of 12,539,183 in favor, 206,246 against and 62,959 abstaining. There were 4,774,693 broker non-votes.

         Ratification of independent accounts.

         Grant Thornton was ratified as the independent accountants for the fiscal years ended December 31, 1998, 1997 and 1996 by a vote of 16,829,211 in favor, 146,920 against and 38,729 abstaining. There were 568,321 broker non-votes.

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's common stock trades on the OTC Bulletin Board under the symbol "PLNM." The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:


         Fiscal Year Ended December 31,            1998                     1997
                                           --------------------      -------------------
                                             High          Low         High        Low
                                           -------      -------      -------      ------
         First Quarter                     $0.6563      $0.2200      $0.1875      $0.0938
         Second Quarter                     2.7188       0.5000       0.2500       0.1250
         Third Quarter                      1.9375       0.6250       0.2500       0.1563
         Fourth Quarter                     1.0625       0.6875       0.2500       0.1700

         This table reflects the range of high and low bid prices for the Company's common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

         There were approximately 692 holders of record of the Company's common stock as of February 28, 1999.


DIVIDEND POLICY

         The Company has not paid dividends on its common stock since its inception. Dividends on common stock are within the discretion of the Board of Directors and are payable from profits or capital legally available for that purpose. It is the current policy of the Company to retain any future earnings to finance the operations and growth of its business. Accordingly, the Company does not anticipate paying any dividends on common stock in the foreseeable future.

SHARES ELIGIBLE FOR FUTURE SALE

         In general, Rule 144 under the 1933 Act provides that securities may be sold if there is current public information available regarding the Company and the securities have been held at least one year. Rule 144 also includes restrictions on the amount of securities sold, the manner of sale and requires notice to be filed with the SEC. Under Rule 144 a minimum of one year must elapse between the later of the date of the acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale under the Rule. If a one-year period has elapsed since the date the securities were acquired, the amount of restricted securities that may be sold for the account of any person within any three-month period, including a person who is an affiliate of the Company, may not exceed the greater of 1% of the then outstanding shares of common stock of the Company or the average weekly trading volume in the over-the-counter market during the four calendar weeks preceding the date on which notice of sale is filed with the SEC. If a two-year period has elapsed since the date the securities were acquired from the issuer or from an affiliate of the issuer, a seller who is not an affiliate of the Company at any time during the three months preceding a sale is entitled to sell the shares without regard to volume limitations, manner of sale provisions or notice requirements.

         SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. As of December 31, 1998 a substantial majority of the 24,671,355 outstanding shares of common stock held by existing shareholders were issued and sold by the Company in private transactions in reliance on exemptions from the registration provisions of the Securities Act and are restricted securities within the meaning of Rule 144 under the Securities Act. Of the outstanding shares, including shares held by affiliates, 18,154,706 were issued on or before December 31, 1997, and may be currently eligible for resale in the open market, if any, in compliance with Rule 144. The sale in the public market of these shares of restricted common stock under Rule 144 may depress prevailing market prices of the common stock.

         EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. As of December 31, 1998, there were outstanding stock options to purchase an aggregate of 7,127,500 shares of common stock at exercise prices ranging from $.01 to $3.00 per share, and warrants to purchase 7,097,208 shares of common stock at exercise prices ranging from $.25 to $.50. The options are subject to a restriction whereby option holders have agreed to not sell or otherwise transfer or dispose of shares of the Company's common stock issued upon exercise of options in an amount which shall exceed 250,000 shares during any three-month period. See "Principal Stockholders" and "Description of Capital Stock." The exercise of these outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for the common stock. Furthermore, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of these outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

         NO ASSURANCE OF ESTABLISHED PUBLIC TRADING MARKET. Although the common stock of the Company trades on the OTC Bulletin Board, there can be no assurance that a regular trading market for the securities will be sustained. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Furthermore, the NASD has adopted recent changes to the OTC Bulletin Board will affect both issuers and market makers. The effect on the Bulletin Board can not be determined at this time. In the event the Company's securities are not included on the OTC Bulletin Board and do not qualify for NASDAQ, quotes for the securities may be included in the "pink sheets" for the over-the-counter market.

         "PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF SECURITIES. The Securities and Exchange Commission (the "SEC") has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or NASDAQ and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As long as the Company's securities are trading at less than $5.00 per security on the OTC Bulletin Board, the Company's securities are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors (generally, investors with a net worth in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of shareholders of the Company to sell their securities in the secondary market.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

         During 1998 the Company continued to experience significant growth in its core products and services due to the on-going development of its base of subscribing mortgage brokers and participating lenders. The Company's expansion has been based on an organized and aggressive plan by region throughout the United States. During 1999 the Company intends to take full advantage of the synergy that is now becoming more apparent in order to solidify and expand its market share.

REVENUES

         Revenues increased to $1,856,000 from $892,000 for the years ended December 31, 1998 and 1997, respectively. This represents an increase of approximately $964,000 or 108%. Total revenues of $1,856,000 for the year ended December 31, 1998 were comprised of mortgage broker fees of $1,245,000 or 67.0%, lender fees of $392,000 or 21.1%, ad banner revenues of $137,000 or 7.4%, broadcast fax fees for $96,000 or 5.2% and all other fees and discounts for $(14,000) or (.7)%. Total revenues of $892,000 for the year ended December 31, 1997 were comprised of broker fees of $441,000 or 49.5%, lender fees of $259,000 or 29.0%, ad banner revenues of $34,000 or 3.8%, broadcast fax fees of 157,000 or 17.6% and all other fees of $1,000 or .1%. The increase in revenues was due mostly to the on-going development of the Company's growing base of subscribing mortgage brokers and participating lenders by region throughout the United States. The Company has aggressively expanded its sales force to take advantage of the new demand for its products and services. While broadcast fax revenues will continue to be a smaller part of total revenues, the Company will continue to emphasize growth in its broker, lender and ad banner revenues as its core products and services.

MARKETING AND ADMINISTRATIVE EXPENSES

         Marketing and administrative expenses are comprised of marketing and advertising costs, outside consulting services, telecommunications expenses and other marketing and administrative related expenses. Marketing and administrative expenses increased to $1,234,000 from $678,000 for the years ended December 31, 1998 and 1997, respectively. This represents an increase of $556,000 or 82.1%. Marketing and administrative expenses were 66.5% and 76.0% of revenues for the years ended December 31, 1998 and 1997, respectively. The increase in these costs was due primarily to advertising of LION's products and services in trade journals and publications, management consulting services, accounting and legal expenses related to becoming a "reporting" company with the SEC, investor relations, growth in internal and external telecommunications infrastructure and costs related to increased occupancy and facilities requirements. The Company anticipates marketing and administrative costs to grow in absolute dollars as it continues to increase market share with LION's products and services throughout the United States.

SALARIES AND PAYROLL TAXES

         Salaries and payroll tax expenses increased to $1,575,000 from $1,224,000 for the years ended December 31, 1998 and 1997, respectively. This represents an increase of $351,000 or 28.7%. Salaries and payroll tax expenses were 84.9% and 137.2% of revenues for the years ended December 31, 1998 and 1997, respectively. Growth in salaries and payroll taxes has been directly related to development and support of the Company's growing base of mortgage broker subscribers and participating lenders. The Company has grown to 57 associates at December 31, 1998 from a total of 33 associates at December 31, 1997. Most of the growth has been in the areas of sales, customer service, daily database updating, and web site and internal information systems development. Salaries and payroll taxes include a one-time charge to compensation expense of $412,930 for the year ended December 31, 1998. This charge related to stock options granted to a consultant for services rendered. The Company anticipates salaries and payroll expenses will grow as it continues to increase market share.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses increased to $81,000 from $51,000 for the years ended December 31, 1998 and 1997, respectively. This represents an increase of $30,000 or 58.8%. Depreciation and amortization expenses were 4.4% and 5.7% of revenues for the years ended December 31, 1998 and 1997, respectively. The increase was due mostly to telecommunications equipment and computer hardware needed to expand and improve the Company's telecommunications and computer systems infrastructure. The Company expects these capital expenditure requirements to continue to grow in the future in order to provide its products and services in both a timely and efficient manner.

INTEREST EXPENSE

         Interest expense is comprised mostly of interest on convertible debentures, related party debt and notes payable all accruing interest at 12%. Interest expense increased to $204,000 from $103,000 for the years ended December 31, 1998 and 1997, respectively. This represents an increase of $101,000. The increase was primarily due to $104,000 of additional interest resulting from the conversion of convertible debentures to common stock of the Company and $43,000 of additional interest resulting from outstanding convertible debentures at December 31, 1998. This additional interest expense was due to terms in the convertible debenture agreements that allows double the number of shares to be purchased if the convertible debentures were held longer than 365 days but less than 547 days. The increase was offset by the reduction of convertible debentures, related party debt and notes payable to $111,000 from $1,009,000 at December 31, 1998 and 1997, respectively. The Company anticipates convertible debentures and related party debt to be paid off in full during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations and capital expenditure requirements through private placements , exercise of stock warrants related to its private placements, issuance of convertible debentures and borrowings from related parties and others. As a result, the Company has successfully increased its cash and cash equivalents to $567,000 at December 31, 1998 from $105,000 at the beginning of 1998.

          Net cash used in operating activities was approximately $749,000 in 1998 compared to $751,000 in 1997. During 1999 the Company anticipates the monthly loss from operations to decrease steadily. This improvement will be created by continued growth in LION's broker subscription services, increased lender participation, a switch to regional ad banner advertising on LION's web sites greatly increasing the number of available advertising slots and increased web site development for LION's broker and lender customers.

         Accounts receivable of the Company totaled $145,000 at December 31, 1998. Of this balance, accounts receivable greater than 90 days old totaled approximately $6,800. Subsequent payments on the 90 day balance totaled approximately $3,700 through mid-March 1999. Accounts receivable of the Company totaled $136,000 at December 31, 1997. Of this balance accounts receivable greater than 90 days old totaled approximately $16,000. Subsequent payments on the 90 day balance totaled approximately $12,000. No customer balances exceed 10 percent of total receivables in either 1998 or 1997.

         Net cash used in investing activities increased to $144,000 for the year December 31, 1998 from $70,000 for the year ended December 31, 1997. The increases were for the purchase of property and equipment. The company anticipates similar capital expenditure requirements during 1999.

         Net cash provided by financing activities increased to $1,355,000 for the year ended December 31, 1998 from $906,000 for the year ended December 31, 1997. The increase was due primarily to the exercising of warrants related to previous private placements. During 1998 the Company reduced related party debt, other notes payable and convertible debentures from $1,009,000 at December 31, 1997 to $111,000 at December 31, 1998. The remaining $111,000 is comprised of related party debt totaling $26,000 which will be paid off in the first quarter of 1999 and convertible debt totaling $85,000 which will more than likely be converted to common stock of the Company during the third quarter of 1999.

         At December 31, 1998 the Company anticipates future funding of operations and capital expenditure requirements to be adequately covered by existing cash reserves and the exercise of stock warrants and stock options. During 1999 warrants representing 3,425,876 shares of the Company's common stock totaling $1,712,938 will reach their expiration dates. The Company anticipates a high percentage of these warrants to be exercised. This assumption is based on warrants exercised during 1998. Of the warrants expiring during 1998, which represented 3,204,083 shares of the Company's common stock totaling $1,602,042, only $258,522 or 16% were allowed to expire by the warrant holders. While the exercise of warrants by themselves should be adequate to meet the Company's funding requirements, stock options will be expiring during 1999 representing 3,677,000 shares or $1,137,500. It is anticipated that very few of these stock options will be allowed to expire by the option holders. For additional information on funding from operations, warrants and stock options, see Notes B, K and L of Notes to Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem ("Y2K") is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

         The Company has completed a thorough and extensive review of all systems and has found them to be Y2K compliant. The monitoring for Y2K compliance is also an on-going process for any new systems development performed or contemplated by the Company. The areas of continual review include, but are not limited to, all software developed for internal use (the Company develops no software for external use), its operating systems and its databases. The Company's systems do not interface at this time with any third party systems. If they do interface at some point in time in the future, the Company will require that the third party be Y2K compliant. The Company has purchased software for internal use from outside suppliers who have certified that they are Y2K compliant. To date, the Company's cost to ascertain and to maintain Y2K compliance has been minimal. No increased cost exposure is anticipated at this time.

         However, significant uncertainty exists concerning the potential costs and effects associated with Y2K compliance outside of the Company's control. Since the Company is reliant on the Internet as the source to provide its suite of products and services, the real concern is whether the Internet itself will fail. This would have a material adverse affect on the Company's business, results of operations and financial condition.

          The Company has not yet developed a contingency plan to operate in the event that any critical systems are not Y2K compliant, or if failure of vendors, suppliers or third party systems have a material effect on the Company.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All statements other than statements of historical facts included in the preceding discussion regarding the Company's financial position, business strategy and plans of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company cautions shareholders, prospective investors and other readers that the factors set forth above in the section entitled "Investment Considerations," among others, should be considered carefully in evaluating the forward-looking statements made by or on behalf of the Company and in evaluating the Company's business before making a decision concerning the purchase of its securities.


ITEM 7.   FINANCIAL STATEMENTS

         The following consolidated financial statements of Plenum Communications, Inc. are included in Item 7:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statement of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

                    PLENUM COMMUNICATIONS, INC.
                          AND SUBSIDIARY

                Consolidated Financial Statements

                    December 31, 1998 and 1997

        Report of Independent Certified Public Accountants




Board of Directors
Plenum Communications, Inc.

We have audited the accompanying consolidated balance sheets of Plenum Communications, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plenum Communications, Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of its operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/  Grant Thornton LLP
------------------------
Seattle, Washington
March 2, 1999

             Plenum Communications, Inc. and Subsidiary
                    CONSOLIDATED BALANCE SHEETS
                            December 31,

                               ASSETS


                                                                                           1998               1997
                                                                                       --------------     --------------
CURRENT ASSETS
    Cash and cash equivalents                                                          $   566,767        $   104,604
    Accounts receivable, less allowance for doubtful accounts
       of $23,350 and $15,000 in 1998 and 1997, respectively                               121,302            120,928
    Prepaid expenses and other                                                              12,705             45,048
                                                                                       --------------     --------------

         Total current assets                                                              700,774            270,580

PROPERTY AND EQUIPMENT - AT COST, net                                                      212,179            149,298

OTHER ASSETS                                                                                 6,351                 -
                                                                                       --------------     --------------

                                                                                       $   919,304        $   419,878
                                                                                       --------------     --------------
                                                                                       --------------     --------------

                             LIABILITIES

CURRENT LIABILITIES
    Accounts payable                                                                   $    45,016        $    34,398
    Accrued liabilities                                                                    183,626             89,202
    Deferred revenue                                                                        97,828             52,409
    Related party payables                                                                  26,188            590,376
    Notes payable                                                                               -             181,480
    Convertible debentures                                                                  85,032                 -
                                                                                       --------------     --------------

         Total current liabilities                                                         437,690            947,865

CONVERTIBLE DEBENTURES                                                                          -             237,455

COMMITMENTS AND CONTINGENCIES                                                                   -                  -

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.001 per share; authorized
       5,000,000 shares; none outstanding                                                       -                  -
    Common stock - authorized, 50,000,000 shares of $.001 par value; 24,671,355 and
       18,154,706 shares issued and outstanding in 1998 and 1997, respectively              24,671             18,155
    Treasury stock held, 700 shares                                                             -                (350)
    Additional contributed capital                                                       5,879,970          3,204,250
    Notes receivable from stockholders                                                    (207,812)                -
    Accumulated deficit                                                                 (5,215,215)       (3,987,497)
                                                                                       --------------     --------------
                                                                                           481,614           (765,442)
                                                                                       --------------     --------------

                                                                                       $   919,304        $   419,878
                                                                                       --------------     --------------
                                                                                       --------------     --------------

The accompanying notes are an integral part of these statements.

             Plenum Communications, Inc. and Subsidiary

               CONSOLIDATED STATEMENTS OF OPERATIONS

                      Year ended December 31,



                                                                                           1998                 1997
                                                                                       --------------       --------------
Revenues                                                                               $   1,856,336        $     892,288

Expenses
    Marketing and administrative                                                           1,234,236              677,610
    Salaries and payroll taxes                                                             1,575,393            1,224,488
    Depreciation and amortization                                                             81,013               51,007
                                                                                       --------------       --------------
                                                                                           2,890,642            1,953,105
                                                                                       --------------       --------------

         Operating loss                                                                   (1,034,306)          (1,060,817)

Other income (expense)
    Interest expense                                                                        (203,604)            (102,980)
    Interest income                                                                           10,192                   -
                                                                                       --------------       --------------

         NET LOSS                                                                      $  (1,227,718)       $  (1,163,797)
                                                                                       --------------       --------------
                                                                                       --------------       --------------
Loss per common share                                                                  $        (.06)       $        (.07)
                                                                                       --------------       --------------
                                                                                       --------------       --------------

The accompanying notes are an integral part of these statements

                   Plenum Communications, Inc. and Subsidiary

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1998 and 1997





                                                                         Common Stock                            Additional
                                                                   --------------------------    Treasury       Contributed
                                                                     Shares          Amount        Stock          Capital
                                                                   ------------     ---------    ----------    -------------

Balance at January 1, 1997                                         16,078,172       $ 16,078     $    (350)    $ 2,328,622
Issuance of common stock in conjunction with a Private              1,872,084          1,872            -          411,790
   Placement Offering
Issuance of common stock for consulting and marketing services        196,000            196            -           48,804
   received
Issuance of stock options for services received                            -              -             -          412,930
Issuance of common stock for drawings                                   8,450              9            -            2,104
Net loss for the year                                                      -              -             -               -
                                                                   ------------     ---------    ----------    -------------
Balance at December 31, 1997                                       18,154,706         18,155          (350)      3,204,250
Issuance of common stock in conjunction with a Private                577,000            577            -          143,673
   Placement Offering
Issuance of common stock in conjunction with exercise of            2,670,980          2,671            -        1,304,069
   warrants
Issuance of common stock in conjunction with exercise of stock        402,500            402            -          243,035
   options
Issuance of common stock for consulting and marketing services         12,000             12            -            2,988
   received
Issuance of stock options for consulting services received                 -              -             -           26,957
Issuance of common stock for drawings                                   1,600              2             -             398
Issuance of common stock for related party debt                     1,790,309          1,790            -          445,787
Issuance of common stock for notes payable                            730,429            730            -          202,651
Issuance of common stock for conversion of debentures                 331,831            332            -          306,162
Notes receivable from stockholders                                         -              -             -               -
Retirement of treasury stock                                               -              -            350              -
Net loss for the year                                                      -              -             -               -
                                                                   ------------     ---------    ----------    -------------
Balance at December 31, 1998                                       24,671,355       $ 24,671     $      -      $ 5,879,970
                                                                   ------------     ---------    ----------    -------------
                                                                   ------------     ---------    ----------    -------------


                                                                        Notes
                                                                   Receivable from       Accumulated
                                                                     Stockholders            Deficit             Total
                                                                   -----------------     --------------     --------------


Balance at January 1, 1997                                         $            -        $  (2,823,700)     $   (479,350)
Issuance of common stock in conjunction with a Private                          -                   -             413,662
   Placement Offering
Issuance of common stock for consulting and marketing services                  -                   -              49,000
   received
Issuance of stock options for services received                                 -                   -             412,930
Issuance of common stock for drawings                                           -                   -               2,113
Net loss for the year                                                           -           (1,163,797)        (1,163,797)
                                                                   -----------------     --------------     --------------
Balance at December 31, 1997                                                    -           (3,987,497)          (765,442)
Issuance of common stock in conjunction with a Private                          -                   -             144,250
   Placement Offering
Issuance of common stock in conjunction with exercise of                        -                   -           1,306,740
   warrants
Issuance of common stock in conjunction with exercise of stock                  -                   -             243,437
   options
Issuance of common stock for consulting and marketing services                  -                   -               3,000
   received
Issuance of stock options for consulting services received                      -                   -              26,957
Issuance of common stock for drawings                                           -                   -                 400
Issuance of common stock for related party debt                                 -                   -             447,577
Issuance of common stock for notes payable                                      -                   -             203,381
Issuance of common stock for conversion of debentures                           -                   -             306,494
Notes receivable from stockholders                                        (207,812)                 -            (207,812)
Retirement of treasury stock                                                    -                   -                 350
Net loss for the year                                                           -           (1,227,718)        (1,227,718)
                                                                   -----------------     --------------     --------------
Balance at December 31, 1998                                       $      (207,812)      $  (5,215,215)     $     481,614
                                                                   -----------------     --------------     --------------
                                                                   -----------------     --------------     --------------

The accompanying notes are an integral part of this statement.

                   Plenum Communications, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,




Increase (Decrease) in Cash and Cash Equivalents                                           1998              1997
                                                                                       -------------     -------------
Cash flows from operating activities
    Net loss                                                                           $(1,227,718)      $(1,163,797)
    Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization                                                     81,013            51,007
          Interest earned on notes receivable                                               (6,351)               -
          Interest expense on notes payable                                                 30,401            15,160
          Interest expense on convertible debentures                                       160,633            12,753
          Common stock and stock options issued for services received                       29,957           461,930
          Common stock issued for drawings                                                     400             2,113
          Retirement of treasury stock                                                         350                -
          Changes in assets and liabilities
              Accounts receivable                                                             (374)          (76,806)
              Prepaid expenses and other                                                    32,343           (34,254)
              Deferred revenue                                                              45,419            52,010
              Accounts payable                                                              10,618           (14,445)
              Accrued liabilities                                                           94,424           (56,306)
                                                                                       -------------     -------------
                  Net cash used in operating activities                                   (748,885)         (750,635)

Cash flows from investing activities
    Purchase of property and equipment                                                    (143,894)          (69,724)
                                                                                       -------------     -------------
                  Net cash used in investing activities                                   (143,894)          (69,724)

Cash flows from financing activities
    Payments on notes payable                                                               (8,500)          (26,664)
    (Payments) proceeds from convertible debentures                                         (6,562)          224,702
    (Payments) proceeds from related party payables                                       (116,611)          119,922
    Proceeds from issuance of common stock and exercise of stock options                   179,875           413,662
    Proceeds from exercise of warrants                                                   1,306,740                -
    Proceeds from borrowings under notes payable                                                -            173,882
                                                                                       -------------     -------------
                  Net cash provided by financing activities                              1,354,942           905,504
                                                                                       -------------     -------------
Net increase in cash and cash equivalents                                                  462,163            85,145

Cash and cash equivalents at beginning of period                                           104,604            19,459
                                                                                       -------------     -------------

Cash and cash equivalents at end of period                                             $   566,767       $   104,604
                                                                                       -------------     -------------
                                                                                       -------------     -------------

Supplemental cash flow information and non-cash investing and financing activities (note M)



The accompanying notes are an integral part of these statement.

            Plenum Communications, Inc. and Subsidiary

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES

Plenum Communications, Inc. (the Company), a Minnesota corporation, does business through its wholly-owned subsidiary, LION, Inc., formerly known as Infosystems, Inc., a Washington corporation. LION provides its subscribers, principally mortgage brokers and agents, electronic access to a database of mortgage offerings by a multitude of lenders throughout the United States.

A summary of significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.       PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2.       CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

3.       REVENUE RECOGNITION

Subscription and service fees are recognized as revenue over the respective subscription periods or at the time the services are provided.

4.       PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment range from three to five years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

5.       USE OF ESTIMATES

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

               Plenum Communications, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

6.       FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of Statement of Financial Accounting Standards No. 107 - "Disclosure About Fair Value of Financial Instruments", the following methods and assumptions were used to estimate the fair value of each class of financial instruments.

             - NOTES PAYABLE - The carrying amount approximates fair value because of their short-term nature.

             - RELATED PARTY PAYABLES AND CONVERTIBLE DEBENTURES - It was not
               practicable to estimate the fair value due to the specific nature of the payables and debentures.

7.       LOSS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which established standards for computing and presenting earnings per share (EPS). Loss per share is based on the average number of shares outstanding during each period and income available to common stockholders. The weighted average number of common shares outstanding was 22,190,181 and 16,367,112 for the years ended December 31, 1998 and 1997, respectively. The computation for loss per common share assuming dilution for the years ended December 31, 1998 and 1997 was anti-dilutive; and therefore, is not included.

8.       ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was approximately $69,700 and $24,200 for the years ended December 31, 1998 and 1997, respectively.

NOTE B - MANAGEMENT PLANS

A major objective of the Company is to increase its market share with its core products and services. In addition, the Company is focusing efforts on new product development and expansion. Management believes that funding from operations and the exercise of warrants and stock options during 1999 should be adequate to meet its working capital and capital expenditure requirements. These funding sources have enabled the Company to increase its cash and cash equivalents from $104,604 at the beginning of 1998 to $566,767 at December 31, 1998. The Company also reduced related party debt, other notes payable and convertible debentures from $1,009,311 at the beginning of 1998 to $111,220 at December 31, 1998. During 1999, warrants representing 3,425,876 shares of the Company's common stock totaling $1,712,938 will reach their expiration dates. The Company anticipates a high percentage of these warrants will be exercised. This assumption is based on warrants exercised during 1998. Of the warrants expiring during 1998 representing 3,204,083 shares totaling $1,602,042, only 517,103 shares or 16% were allowed to expire by the warrant holders. Management believes these plans provide for continuance of operations through December 31, 1999. However, there can be no assurance that the company will be able to obtain sufficient additional funding, or be successful in its future operations.

                 Plenum Communications, Inc. and Subsidiary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998 and 1997


NOTE C - PROPERTY AND EQUIPMENT - AT COST

Property and equipment consist of the following as of December 31:

                                                                  1998                 1997
                                                             ---------------      ---------------

 Computer equipment                                               $ 360,042             $257,607
 Computer software                                                  166,325              164,743
 Equipment                                                           52,021               22,834
 Leasehold improvements                                              10,690                   -
 Equipment under capital lease                                       11,720               11,720
                                                                  ----------           ----------
                                                                    600,798              456,904
 Less accumulated depreciation and amortization                     388,619              307,606
                                                                  ----------           ----------

                                                                  $ 212,179            $ 149,298
                                                                  ----------           ----------
                                                                  ----------           ----------

NOTE D - NOTES RECEIVABLE FROM STOCKHOLDERS

At December 31, 1998, the Company has notes receivable from stockholders totaling $207,812 resulting from the exercise of stock options. Interest is accrued at 10% annually. The notes and accrued interest are due on dates ranging from March 1 to April 1, 2000. The underlying stock certificates are held by the Company as collateral.

NOTE E - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:


                                                                  1998                 1997
                                                             ---------------      ---------------
 Salaries                                                         $  68,129            $  34,324
 Payroll taxes                                                       45,036               14,115
 Vacation                                                            33,223               10,214
 Other                                                               37,238               30,549
                                                                  ----------           ----------

                                                                  $ 183,626            $  89,202
                                                                  ----------           ----------
                                                                  ----------           -----------

                Plenum Communications, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 1998 and 1997

NOTE F - CONVERTIBLE DEBENTURES

The Company had convertible debentures totaling $85,032 and $237,455 at December 31, 1998 and 1997, respectively, including accrued interest of $49,032 and $12,455, respectively. Maturity dates range from July through August 1999. Interest is compounded and accrued semi-annually at a rate of 12% and may be paid monthly at the option of the holder. The agreement allows the registered owner to convert the outstanding balance, both principal and accrued interest, into shares of the Company's common stock. The shares are convertible as follows: 1) at a credit equal to the principal plus any accrued interest after 180 days but before the end of the 365th day; 2) at a credit equal to the principal plus any accrued interest times a factor of two after 365 days but before the end of the 547th day; 3) at a credit equal to the principal plus any accrued interest times a factor of three after 547 days but before the end of the 730th day; and 4) at a credit equal to the principal plus any accrued interest times a factor of four at maturity. Prior to December 31, 1997, no debentures had been converted into shares of the Company's common stock. During 1998, $306,494 of principal and accrued interest was converted into shares of the Company's common stock. Of this amount $103,534 represented additional interest expense resulting from conversion after 365 days but before the 547th day. In addition, accrued interest at December 31, 1998 includes $42,516 resulting from outstanding convertible debentures held longer than 365 days but less than 547 days.


NOTE G - RELATED PARTY PAYABLES

Related party payables consist of the following as of December 31:

                                                                  1998                 1997
                                                             ---------------      ---------------
 Accounts payable                                                 $      -             $  90,585
 Salaries payable, including interest at 12%                         26,188              283,135
 Notes payable, including interest
     at 12%, due on demand                                               -               216,656
                                                                  ----------           ----------

                                                                  $  26,188            $ 590,376
                                                                  ----------           ----------
                                                                  ----------           ----------

During 1998, management elected to reduce the amount of outstanding related party debt by cash payments of $142,799 and the issuance of 1,790,309 shares of the Company's common stock totaling $447,577. Interest expense incurred under related party agreements totaled $4,906 and $49,810 for the years ended December 31, 1998 and 1997, respectively.

                    Plenum Communications, Inc. and Subsidiary

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

NOTE H - NOTES PAYABLE

The Company had unsecured demand notes totaling $181,480 at December 31, 1997. The notes are due on demand and accrue interest at 12% annually. During 1998, notes payable totaling $182,607 were converted into 730,429 shares of the Company's common stock. Interest expense incurred under notes payable agreements totaled $30,401 and $15,160 for the years ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1998, additional interest expense totaling $20,774 was incurred due to the private placement cost of $.25 per share being less than the market price per share at the time of conversion.


NOTE I - INCOME TAXES

The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109).

The income tax provision reconciled to the tax computed at the statutory federal rate was as follows for the years ended December 31:

                                                                  1998                 1997
                                                             ---------------      ---------------
 Tax benefit at statutory rate                               $      417,400       $      395,700
 Valuation allowance                                               (417,400)            (392,000)
 Other                                                                   -                (3,700)
                                                             ---------------      ---------------

     Total                                                   $           -        $           -
                                                             ---------------      ---------------
                                                             ---------------      ---------------

The components of deferred taxes are as follows at December 31:

                                                                  1998                 1997
                                                             ---------------      ---------------
 Deferred tax asset:
     Liabilities not timely paid                             $       10,800       $        3,500
     Depreciation                                                        -                 3,800
     Allowance for doubtful accounts                                  7,900                5,100
     Net operating loss carryforward                              1,317,500              985,900
     Goodwill                                                            -                43,400
                                                             ---------------      ---------------
                                                                  1,336,200            1,041,700

 Deferred tax liability:
     Depreciation                                                    (9,000)                  -

 Valuation allowance                                             (1,327,200)          (1,041,700)
                                                             ---------------      ---------------

                                                             $           -        $           -
                                                             ---------------      ---------------
                                                             ---------------      ---------------

                Plenum Communications, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998 and 1997


NOTE I - INCOME TAXES - Continued

The Company has established a valuation allowance of $1,327,200 and $1,041,700 as of December 31, 1998 and 1997, respectively, due to the uncertainty of future realization of the deferred tax assets. The valuation allowance was increased by $285,500 and $392,000 during the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $3,875,000 available to offset future income which expire in 2004 through 2018.

Utilization of these carryforwards are dependent on future taxable income and could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code 382.


NOTE J - COMMITMENTS AND CONTINGENCIES

1.        LEASES

The Company conducts a portion of its operations in leased facilities classified as operating leases and under month-to-month agreements. The following is a schedule by years of approximate minimum rental payments under such operating leases, which expire at various dates through December 2001.


       Year ending December 31,
                1999                  $  134,100
                2000                     140,100
                2001                     107,500
                                      ----------

 Total minimum payments required      $  381,700
                                      ----------
                                      ----------

The leases provide for payment of taxes and other expenses by the Company. Rent expense for leased facilities totaled approximately $118,900 and $91,100 for the years ended December 31, 1998 and 1997, respectively.

2.       CONSULTING AGREEMENT

The Company has an Incentive Compensation Plan with a key consultant which provides the option to purchase shares of common stock of the Company. The purchase price of these optioned shares is as follows: 700,000 shares at $.01 per share, 800,000 shares at $.75 per share, 500,000 shares at $1.50 per share, and 500,000 shares at $3.00 per share. The 700,000 shares at $.01 per share were granted in February 1998 and are fully vested at December 31, 1998. Compensation expense of $412,930 was recognized during the year ended December 31, 1997 related to these options based upon the services performed in 1997. Of the 800,000 shares at $.75 per share, 25,000 shares were granted in October 1998 and are fully vested. Compensation expense of $16,825 was recognized during the year ended December 31, 1998. The remaining options will be granted upon the occurrence of certain events and will vest from January 1999 through December 2001.

                  Plenum Communications, Inc. and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998 and 1997


NOTE K - WARRANTS

The Company had the following warrants outstanding to purchase common shares as of December 31:


                                                                                        1998                 1997
                                                                                   ----------------    ------------------
  Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at a grant price
      of $0.50, expiring through 1998                                                           -              3,204,083

  Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at a grant price
      of $0.25, expiring through 1999                                                           -                115,000

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at a grant price
      of $0.50, expiring through 1999                                                    3,425,876             3,210,876

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at a grant price
      of $0.25, expiring through 2000                                                      200,591                    -

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at a grant price
      of $0.50, expiring through 2000                                                    3,470,741               429,000
                                                                                   ----------------    ------------------

        Total                                                                            7,097,208             6,958,959
                                                                                   ----------------    ------------------
                                                                                   ----------------    ------------------


NOTE L - STOCK OPTIONS

The Company has a stock option plan accounted for under APB Opinion No. 25 and related Interpretations. The plan allows the Company to grant options to employees for up to 50,000 shares of common stock per employee. Options currently outstanding vest over a two to five-year period. The options are exercisable at not less than the market value of the Company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31. The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 1998: expected volatility ranging from 140.59% to 156.05%; risk free interest rate of 6.50%; expected lives ranging from 2 to 5 years; and a zero percent dividend yield. The following weighted average assumptions were used for grants in fiscal year 1997: expected volatility of 111.72%; risk free interest rate of 6.50%; expected lives ranging from 1 to 3 years; and a zero percent dividend yield.

                    Plenum Communications, Inc. and Subsidiary

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1998 and 1997


NOTE L - STOCK OPTIONS - Continued

                                                                          1998                  1997
                                                                    -----------------     -----------------
 Net loss:
     As reported                                                    $   (1,227,718)       $   (1,163,797)
     Pro forma                                                      $   (1,456,746)       $   (1,352,473)

  Net loss per common share:
     As reported                                                         $ (.06)               $ (.07)
     Pro forma                                                           $ (.07)               $ (.08)


A summary of the Company's stock option plan's activity is as follows:

                                                                   1998                                 1997
                                                     ---------------------------------    ----------------------------------
                                                                          Weighted                               Weighted
                                                                           average                               average
                    Stock options                       Shares         exercise price         Shares          exercise price
     --------------------------------------------    -------------     ---------------    --------------     ---------------
      Outstanding at beginning of year                  6,195,000            $.43            5,535,000             $.40
      Granted                                           1,820,000             .54            1,985,000              .61
      Forfeited or exercised                             (887,500)            .57           (1,325,000)             .56
                                                     -------------     ---------------    --------------     ---------------

      Outstanding at end of year                        7,127,500            $.44            6,195,000             $.43
                                                     -------------     ---------------    --------------     ---------------
                                                     -------------     ---------------    --------------     ---------------

      Options exercisable at end of year                6,181,705            $.39            5,598,875             $.42
                                                     -------------     ---------------    --------------     ---------------
                                                     -------------     ---------------    --------------     ---------------

      Weighted-average fair value of options
        granted during the year                                              $.64                                  $.10
                                                                       ---------------                       ---------------
                                                                       ---------------                       ---------------

The following is a summary of stock options outstanding at December 31, 1998:


                                                                                    Options Outstanding
                                                     --------------------------------------------------------------------------
                                                         Number          Weighted-average remaining         Number of options
                   Exercise price                     outstanding             contractual life                 exercisable
    ---------------------------------------------    ---------------     ----------------------------      --------------------
    $ .01 - $ .25                                       4,257,500                1.71 years                       4,135,312
    $ .26 - $ .50                                         905,000                2.26 years                         771,062
    $ .51 - $ .75                                         562,500                3.68 years                         324,018
    $ .76 - $1.00                                       1,327,500                3.66 years                         941,938
    $1.01 - $3.00                                          75,000                4.46 years                           9,375

              Plenum Communications, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 1998 and 1997


NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND
         FINANCING ACTIVITIES

Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows for December 31:


                                                                      1998            1997
                                                                    ---------       --------
 Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                          $  22,966       $ 60,426


 Non-cash investing and financing activities
    Assets acquired under capital leases                            $      -        $ 11,720
    Exercise of stock options by note receivable                    $ 207,812       $     -
    Related party debt converted to common stock                    $ 447,577       $     -
    Debentures converted to common stock                            $ 306,494       $     -
    Note payable converted to common stock                          $ 203,381       $     -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Effective May 1, 1998, the Board of Directors selected Grant Thornton LLP as its independent accountants for the fiscal years ending December 31, 1997 and 1996. The shareholders ratified the selection of Grant Thornton LLP at the Company's annual meeting held December 18, 1998. Tom Harris CPA has audited the Company's financial statements annually since fiscal 1991. The former accountant was dismissed in favor of the new appointment. The reports of the former accountant for prior fiscal years have not contained an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS,
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth information concerning the directors and executive officers of the Company as of December 31, 1998:


             NAME(1)                       AGE                 POSITION
             -------                       ---                 --------
      Billy Anders, Sr. (1)                55         Chairman of the Board
      Allen C. Ringer                      59         President, Chief Executive Officer, Director
      Alan S. Dernbach  (2)  (3)           47         Director, Chief Financial Officer
      Sam Ringer                           38         Director
      Joe Ringer                           36         Director
      Kurt Springman  (2)  (3)             38         Director
      Jacob L. Smith                       59         Director
      Larry H. Dale (1)                    53         Director
      John A. McMillan (1)                 67         Director

         (1)   Member of the Executive Committee
         (2)   Member of the Audit Committee
         (3)   Member of the Compensation Committee


         The Company's bylaws provide that the Board of Directors may adopt or amend a bylaw to increase the number of directors. In January of 1999 John McMillan was appointed to the Board of Directors which increased the membership from eight to nine. Meetings of the Board are scheduled when and as deemed necessary or appropriate. The Company is unaware of any legal proceedings involving any members of the Board of Directors during the past 5 years.

         Following is a discussion of the business background of each director and executive officer. Sam Ringer and Joe Ringer are full-time employees of the Company, and are sons of Allen Ringer. The other directors and executive officers devote only such time as may be necessary to the Company's business and affairs.

         BILLY ANDERS, SR. joined the Company as a member of the Board of Directors in 1995 and has served as Chairman since January 1997. Mr. Anders served as the President of the Mars Hotel Corporation in Spokane, Washington, from 1994 to 1997, and was Chairman of the board of directors of Pacific Marine & Steel, Inc. in La Jolla, California, in 1995 and 1996. He was a member of the board of directors of Output Technology, Spokane, Washington from 1989 through 1993, and served as its President and CEO during 1992 and 1993. Mr. Anders was President and CEO and served as Chairman of the board of directors of Soricon Corporation, Boulder, Colorado, from 1986 through 1991. He also served as a business consultant and inaugural member of the board of directors of International Pacific, Inc., Spokane, Washington, from 1986 to 1992. From 1983 through 1986 he was Senior Vice-President and General Manager of Key Tronic Corporation, Spokane, Washington. Mr.
Anders spent 16 years from 1967 through 1983 with the IBM Corporation in several cities in various key management positions. He was Director of Field Operations in the General Systems Division of IBM in 1980. Mr. Anders graduated from Southern University, Baton Rouge, Louisiana, in 1964 where he completed the Advanced R.O.T.C. program and was commissioned as a 2nd Lieutenant in the U.S. Army.

         ALLEN RINGER has served as President and CEO of Plenum since 1989. Mr. Ringer is also the founder and President of PlenTech Electronics, Inc. a company listed on the Vancouver Stock Exchange; and he serves as a director of its subsidiary, Consolidated Electronics, Inc., a Spokane manufacturing and marketing firm serving primarily the utility and processing industries. From 1978 to 1986 Mr. Ringer operated United Farm Agency, a real estate brokerage firm in Colville, Washington. From 1987 to February 1990, Mr. Ringer managed the operations of Mortgage Brokers Network, Inc., an electronic mortgage brokerage company which originated mortgage loan applications.

         ALAN S. DERNBACH has been a director of the Company since 1997, and has served as Chief Financial Officer since November 1998. Mr. Dernbach has over 17 years of senior financial and administrative experience with technology oriented companies. Since 1993 he has been the principal owner of Engineered Control Systems, Inc., a private company providing low voltage systems integration to public facilities and Fortune 500 customers. During the period from 1983 to 1993, he served as Vice President of Finance and Chief Financial Officer for three Spokane, WA technology firms: Output Technology, Inc. from 1972 to 1993, Pyrotek, Inc. from 1990 to 1992 and Key Tronic Corporation from 1983 to 1990. Before entering private industry, Mr. Dernbach had five years of accounting experience with Peat, Marwick & Main in Portland, Oregon. Mr. Dernbach received a BBA degree in accounting from Gonzaga University in 1972, and has been a CPA since 1974.

         SAM RINGER has been a director of the Company since 1989. He has served as President of LION since 1997 and during the period from 1991 through 1995. In February 1999, he was promoted to Chief Executive Officer of LION. Sam Ringer was co-founder, co-architect and author of the LION software. He received his training as a computer engineer and programmer in Spokane, WA at Spokane Falls Community College and Gonzaga University. Prior to his tenure with the Company, Sam served for two years as a mortgage broker at Mornet Mortgage, a Seattle mortgage brokerage firm.

         JOE RINGER has served as a director of the Company since 1989. He is the other co-founder of LION, and has served as Executive Vice President since 1995. He is responsible for Company operations, including oversight of the data entry, web development, network management and quality control. In addition, he is responsible for a number of marketing functions, including ad banner sales, press releases, writing the Daily Market Commentary that appears on the LION site, articles for submission to trade journals, certain lender homepage sales and negotiation with potential industry partners. Prior to co-founding LION, Joe worked for three years at Mornet Mortgage in virtually every position of the mortgage brokerage firm, including operations, as a mortgage broker and in the management of the business.

         KURT SPRINGMAN has been a director of the Company since 1997. Since 1996, Mr. Springman has been Compaq Computer Corporation's (formerly Digital Equipment Corporation) Senior Marketing Consultant for the Enterprise Solution Center for Windows in Bellevue, WA. From 1991 to 1996, he was the principal owner and CEO of Prestige Events, Inc., a firm specializing in high tech event marketing. Customers of Prestige included major names like Microsoft, Intel, Digital, and Paul Allen Group. From 1985 to 1991, he served with Merrill Lynch Securities and JP Morgan in New York as an Associate Officer where he was involved in creating and trading jumbo mortgage pools and derivative products, and structuring real estate and corporate financings. From 1983 to 1986, Mr. Springman was a CPA with Peat Marwick - KMPG in Denver, Colorado. He is an elected Councilmember of the City of Bellevue (term 1996-1999), and is well known in the Washington Software Alliance. Mr. Springman received an MS degree in accounting from the University of Denver in 1983, and an MBA in Finance from New York University in 1987. He is a Microsoft Certified Professional, a Compaq Accredited Systems Engineer and a Citrix Certified Administrator.

         JACOB L. SMITH has been a director of the Company since June 1998. Mr. Smith has practiced business law in Washington State for the last thirty-three years. Mr. Smith received a B.S. degree in Chemical Engineering from the University of Washington in 1962. He received a J.D. law degree from Willamette University Law School in Salem Oregon in 1965.

         LARRY H. DALE has been a director of the Company since December 1998. Mr. Dale is a Managing Director of Newman & Associates, Inc., a wholly owned subsidiary of GMAC Commercial Mortgage ("GMACCM") and a leading investment banking firm specializing in financing affordable rental housing. Mr. Dale is also Chairman of the Board of the National Equity Fund and is on the Boards of the National Center for Lead-Safe Housing, the Community Preservation and Development Corporation, the Denver
Enterprise Foundation and the National Housing Conference. From July
1987 to January 1997, Mr. Dale was a Senior Vice President of Fannie Mae. From 1991 to 1996, Mr. Dale was the Executive Director of Fannie Mae's National Housing Impact Division and a member of Fannie Mae's Operating Committee. Mr. Dale is also a former Deputy to the Assistant Secretary for Housing/FHA Commissioner. He held this position from 1979 to 1981, and was responsible for HUD's multifamily housing activities during this period.
Mr. Dale holds a Bachelor of Science from Cornell University and a Masters of Public Administration form the Maxwell School, Syracuse University.

         JOHN A. MCMILLAN has been a director of the Company since January 1999. Mr. McMillan is a Director and member of the Executive Committee of the Board of Directors for Nordstrom, Inc. Mr. McMillan has been associated with Nordstrom for 40 years and has served as a member of the office of chief executive officer since 1971. Mr. McMillan's business and civic affiliations include sitting on the Board of Directors for Vision Youth (Chairman), Follet Company, Seattle YMCA, Seattle Foundation, ZION Preparatory Academy Capitol Campaign (Chairman), Crista Ministries, World Concern, Urban Enterprise Council (Chairman), Bob Walsh Enterprises, Global Partnerships, Catholic Fund, and Seattle Pacific University.

COMMITTEES OF THE BOARD OF DIRECTORS

         The standing committees of the Board of Directors of the Company are the Executive Committee, Audit Committee and the Compensation Committee. The Executive Committee, established in February 1999, consists of 3 members. The committee will act as an advisory group for Sam Ringer, CEO of LION. The Audit Committee, established in May 1998, is responsible for reviewing the results and scope of audits and other services provided by the Company's independent auditors, and the fees for related services performed during the year. The Audit Committee also recommends to the Board of Directors the firm to be appointed as independent auditors. At times, the Audit Committee may meet with representatives of the Company's independent auditors without any officers or employees of the Company present. The Compensation Committee, established in October 1998, makes recommendations concerning retirement and benefit plans and salaries and incentive compensation of executive personnel, employees of, and consultants to, the Company. The Compensation Committee administers the Company's 1998 Stock Option Plan.

SIGNIFICANT EMPLOYEES AND CONSULTANT

         The Company employs several finance, administrative, technical, sales and support personnel who perform various day-to-day tasks and conduct operations of LION. None of these employees are under a non-competition agreement, nor covered by key-man life insurance. In addition, the Company has from time to time utilized consultants to assist in the development of its business plan and operations. The inability to attract, retain and motivate additional skilled employees or consultants, or the termination of certain significant employees, or termination of several employees as a group, could have a material adverse affect on the Company. The following individuals are significant employees or consultants of the Company:

         STEVE THOMSON, 46, has served as Controller since joining LION in March 1998. From 1995 to 1998, as a consultant he worked with a number of software and Internet related companies including Sierra On-Line, Inc. and N2H2, Inc. From 1988 to 1995, Mr. Thomson served as Controller and Division Manager with Vanier, a $130 million subsidiary of American Business Products. From 1979 to 1986, he was a public accountant with Price Waterhouse. Mr. Thomson received a B.A. degree in Business Administration from the University of Washington in 1976, and has been a CPA since 1981.

         PAUL ECKERT, 38, has served as National Sales Manager of LION since 1997, after joining the Company in 1995 as Lender Sales Manager. Prior to joining the Company, Mr. Eckert held sales management positions in the mortgage industry with North American Mortgage Company, Columbia
First Service, Inc. and General Electric Mortgage Insurance Company of Bellevue, Washington. Mr. Eckert received a B.A. degree from Winona State University in 1984.

         ED HALLDA, 32, joined LION as Director of Internet Services in February 1997 and was promoted to Manager of Engineering in December 1998. From 1984 to 1990 he served in the Navy as an Electronics Technician, gaining experience troubleshooting complex computerized weapon control systems. From 1991 to 1997, Mr. Hallda was a Senior Technician and Computer Specialist with Vitro, Inc. From 1992 to 1997, he designed custom software applications for the U.S. Navy as a consultant, graphical presentations using video conferencing, and designed database-aware Intranet systems and Internet sites.

         HOWARD BASKIN, 48, is a management consultant from Tampa, Florida, who began working with LION in June 1996. During the period from January 1997 to July 1998, Mr. Baskin relocated to Seattle and served as Managing Executive of LION under a consulting agreement. He orchestrated LION's national expansion and advised the management team in strategic and operating decisions. He has agreed to continue to advise the Company on a month to month basis, focusing on strategic alliances and product development. Mr. Baskin obtained an MBA from Harvard Business School in 1980, and a law degree from the University of Miami in 1978. Since 1991 he has worked with early stage and fast-growing companies seeking to manage growth and improve profitability. From 1980 to 1991, Mr. Baskin was employed by Citicorp in various assignments, the last of which was Director of Strategic Planning for the $20 billion asset Commercial Real Estate Division.

           Companies subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"), together with their directors, executive officers, and any persons holding more than ten percent of their common stock, are required to report their initial ownership of common stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC, and the Company is required to disclose in this report any failure to file by those dates. However, the Company, together with its directors, executive officers, and ten percent holders, became subject to the Exchange Act in February 1999, after the close of the 1998 fiscal year. Consequently, no reports were required to be filed during the 1998 fiscal year.

ITEM 10.   EXECUTIVE COMPENSATION

         The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the years ended December 31, 1998, 1997 and 1996 to the Company's President and Chief Executive Officer (the "Named Officer"). No other executive officer received total annual salary, bonus and other compensation in excess of $100,000 in the fiscal years disclosed below.


                        SUMMARY COMPENSATION TABLE*

                                                ANNUAL COMPENSATION        LONG-TERM COMPENSATION
                                                                                               SECURITIES
                                                                                               UNDERLYING
                                                                                                 OPTIONS/
NAME AND PRINCIPAL POSITION           YEAR      SALARY         OTHER      STOCK AWARDS           WARRANTS
---------------------------           ----      ------         -----      ------------   ----------------------
Allen Ringer(1)                       1998     $60,000            -              -                    -
   President and CEO                  1997           -       $3,405(2)     236,593(2)           236,593(2)


 (*) Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted.

 (1) Mr. Ringer's cash compensation was paid to him by the Company through American Management and Consulting, Inc., a consulting firm, of which Mr. Ringer is Chief Executive Officer and President. See Item 12 "Certain Relationships and Related Transactions." As of December 31, 1998, the aggregate value of all shares beneficially owned by Mr. Ringer was $2,990,430, valued at $.8125 per share, the closing price of the Company's common stock on the OTC Bulletin Board on that date.

  (2) In January 1998, Mr. Ringer purchased 144,000 shares of common stock and 144,000 warrants, exercisable at $.50 per share, in exchange for 1997 deferred compensation of $36,000. In addition, Mr. Ringer purchased 92,593 shares of common stock and 92,594 warrants, exercisable at $.50 per share, in exchange for interest earned of $23,148 on deferred compensation and loans to the Company. Interest earned and paid in cash during 1997 to Mr. Ringer related to deferred compensation and loans to the Company totaled $3,405.


OPTION GRANTS LAST FISCAL YEAR.

        No stock options were granted to the Named Officer during the fiscal year ended December 31, 1998.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE.

        The following table provides information with respect to the Named Officer regarding the exercise of options or warrants during the fiscal year ended December 31, 1998 and unexercised options or warrants held as of December 31, 1998. No stock appreciation rights were exercised during 1998 or were outstanding at December 31, 1998.

                                                                                         Value of Unexercised
                         Shares                   Number of Securities Underlying             In-the-Money
                      Acquired on      Value        Unexercised Options/Warrants           Options/Warrants
                       Exercise      Realized         at Fiscal Year-End (#)            at Fiscal Year-End ($)
       Name               (#)           ($)        Exercisable  Unexercisable         Exercisable  Unexercisable
       ----               ---           ---        -----------  -------------         -----------  -------------
Allen Ringer (1)
    Options                -             -           1,000,000          -             $562,500             -
    Warrants            83,500        $31,312          740,164          -             $231,301             -


(1) Includes 740,164 warrants owned by American Management and Consulting, Inc., a consulting firm, of which Mr. Ringer is Chief Executive Officer and President, and deemed the beneficial owner because of his power to vote and dispose of those securities.

STOCK OPTION PLAN

         The Company's 1998 Stock Option Plan ("1998 Plan") is intended to serve as an equity incentive program for management, qualified employees, non-employee members of the Board of Directors, and independent advisors or consultants. The 1998 Plan became effective on October 30, 1998 upon adoption by the Board of Directors, and was approved by the shareholders at the December 1998 annual shareholders' meeting. Under the 1998 Plan, the total number of shares of common stock reserved for issuance is 15,000,000, which may be Incentive Stock Options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options.

         The 1998 Plan contains two separate components: (i) a discretionary option grant program under which eligible individuals in the Company's employ or service (including officers and other employees, non-employee Board members and independent advisors or consultants) may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock; and (ii) an automatic option grant program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to their fair market value on the grant date.

         The discretionary option grant program will be administered by the Board of Directors or a committee of two or more members of the Board. Plan administrators have sole authority to prescribe the form, content and status of options to be granted, select the eligible recipients, determine the timing of option grants, determine the number of shares subject to each grant, the exercise price, vesting schedule, and term for which any option will remain outstanding. The Board of Directors have the authority to correct any defect, supply any omission or reconcile any inconsistency in the Plan, determine the terms and restrictions on all restricted option awards granted under the Plan, and in general, to construe and interpret any provision of the 1998 Plan or of any option granted thereunder. The administration of the automatic option grant program will be self-executing in accordance with the provisions of the 1998 Plan.

         The exercise price for outstanding option grants under the 1998 Plan may be paid in cash or, upon approval of the Plan administrators, in shares of common stock valued at fair market value on the exercise date. The option may also be exercised through a same-day cashless exercise program or a reduction in the amount of any Company liability to the optionee. In addition, the Plan administrator may provide financial assistance to one or more optionees in the exercise of their outstanding options by allowing the individuals to deliver a full-recourse, interest-bearing promissory note in payment of the exercise price and any associated withholding taxes incurred in connection with the exercise.

         Under the automatic option grant program, immediately after each annual meeting of shareholders, each elected non-employee director of the Company shall automatically be granted a nonqualified stock option to purchase 15,000 shares of common stock for each year included in the term for which such he or she was elected, provided that individual has not previously received an option grant from the Company in connection with his or her Board service which remains unvested.

         Under the 1998 Plan, no stock option can be granted for a period longer than ten years or for a period longer than five years for ISOs granted to optionees possessing more than 10% of the total combined voting power of all classes of stock of the Company. Following the effective date of any registration of the Company's securities under the Exchange Act, the per share exercise price for any option granted may not be less than the fair market value of the Company's securities on the grant date. Unless extended by the Plan administrators until a date not later than the expiration date of the option, the right to exercise an option terminates thirty days after the termination of an optionee's employment, contractual or director relationship with the Company. If the optionee dies or is disabled, the option will remain exercisable for a period of one year after the termination of employment or relationship with the Company.

         At the sole discretion of the Plan administrators, options granted under the 1998 Plan may contain resale provisions pursuant to which the purchaser of the common stock issued upon exercise of the option may be limited to sales of common stock in an amount which may not exceed 250,000 shares during any three-month period.

         As of December 31, 1998, the Company had granted options to purchase an aggregate of 9,415,000 shares of common stock, of which 7,127,500 were outstanding at December 31, 1998. Of the options granted, 4,295,000 were issued to directors of the Company, of which 4,195,000 were outstanding at December 31, 1998.

COMPENSATION OF DIRECTORS

         Except for grants of stock options and reimbursement of expenses, directors of the Company do not receive compensation for services rendered as a director. The Company does not compensate its directors for committee participation or for performing special assignments for the Board of Directors. Directors who are not officers or employees of the Company receive as an initial retainer options to purchase 50,000 shares of common stock, exercisable at not less than the fair market value of the Company's common stock on the day of grant. Thereafter, under the Company's 1998 Stock Incentive Plan, non-employee directors will receive automatic option grants each year to purchase 15,000 shares of common stock upon their reelection at the annual meeting of shareholders.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership as of December 31, 1998 of the Company's common stock by
(a) each person known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director of the Company, and (c) all directors and executive officers of the Company as a group.


                                            Shares
Name and Address(1)                      Beneficially      Percentage
of Beneficial Owner                        Owned(2)         of Shares
-------------------                   ----------------     ----------
Allen C. Ringer                            3,680,529(3)       13.9%

Sam Ringer                                 2,831,974(4)       10.9%

Joe Ringer                                 2,832,535(5)       10.9%

Billy Anders, Sr.                          2,340,242(6)        9.0%

Alan S. Dernbach                             332,000(7)        1.3%

John A. McMillan                             290,000(8)        1.2%

Kurt Springman                               129,600(9)         *

Jacob L. Smith                                80,000(10)        *

Larry H. Dale                                150,000(11)        *

All Officers and Directors                12,666,880          40.7%
   As a  Group  (9 persons)


*  Less than one percent.

(1) Except as noted below, the business address of Mr. Ringer and all other directors and executive officers is 3003 80th Ave. S.E., Mercer Island, WA 98040.

(2) Pursuant to applicable rules of the Securities and Exchange Commission, "beneficial ownership" as used in this table means the sole or shared power to vote shares (voting power) or the sole or shared power to dispose of shares (investment power). Unless otherwise indicated the named individual has sole voting and investment power with respect to the shares shown as beneficially owned. In addition, a person is deemed the beneficial owner of those securities not outstanding which are subject to options, warrants, rights or conversion privileges if that person has the right to acquire beneficial ownership within sixty days.

(3) Includes 1,000,000 shares underlying stock options granted but not yet exercised. Mr. Ringer is deemed the beneficially owner of the 1,927,529 shares of the Company's stock beneficially owned by American Management and Consulting Inc. because of his power to vote and dispose of those shares. Excludes 632,278 shares beneficially owned by Dutchman Irrevocable Trust, of which his wife Marilyn K. Ringer is trustee, and 10,000 shares underlying stock options owned by his wife, as to which Mr. Ringer disclaims beneficial ownership.

(4) Includes 1,000,000 shares underlying stock options and 414,888 shares underlying warrants granted but not yet exercised.

(5) Includes 1,000,000 shares underlying stock options and 416,568 shares underlying warrants granted but not yet exercised.

(6) Includes 1,000,000 shares underlying stock options and 396,140 shares underlying warrants granted but not yet exercised. The address of Mr. Anders is 2010 S. Overbluff Ct., Spokane, WA 99203.

(7) Includes 65,000 shares underlying stock options and 40,000 shares underlying warrants granted but not yet exercised.

(8) Includes 50,000 shares underlying stock options and 120,000 shares underlying warrants granted but not yet exercised. The address of Mr. McMillan is 500 Pine Street, Seattle, WA 98101.

(9) Includes 15,000 shares underlying stock options and 30,000 shares underlying warrants granted but not yet exercised.

(10) Includes 65,000 shares underlying stock options granted but not yet exercised. The address of Mr. Smith is 3800 Ft. Bellingham Rd., Bellingham, WA 98225.

(11) Includes 50,000 shares underlying stock options and 50,000 shares underlying warrants granted but not yet exercised. The address of Mr. Dale is 2521 Juniper Court, Golden, Colorado 80401.

ITEMS 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has previously entered into certain transactions with various parties, which had, at the time of the transaction, a material direct or indirect relationship with the Company, its officers, directors, or principal shareholders, their respective affiliates, or other persons associated with the foregoing, as set forth below.

         American Management and Consulting Inc. ("AMC") is a consulting firm of which Allen Ringer serves as President and CEO. The Company receives management consulting services from AMC, marketing and sales consulting services from Billy Anders, Sr., Chairman of the Board, and administrative and clerical consulting services from Marilyn Ringer, wife of the Company's president and CEO. At December 31, 1998 the monthly consulting fee paid by the Company was $5,000 for AMC, $6,000 for Billy Anders, Sr. and $1,800 for Mrs. Ringer. For the year ended December 31, 1998, AMC, Billy Anders, Sr. and Mrs. Ringer were paid cash compensation totaling $60,000, $66,830 and $31,550, respectively. During 1997 the Company paid only Mrs. Ringer cash compensation which totaled $13,395.

         From time to time, AMC and members of Allen Ringer's family, including children Sam Ringer, Joe Ringer and Shadda Lee, have deferred salaries and made working capital advances and loans to the Company. At December 31, 1997 the company owed this group a combined total of $538,162. With respect to AMC, the Company owed $149,041 which was comprised of $36,000 of deferred compensation and $113,041 of loans and interest. In January of 1998 the $149,041 was paid off through the issuance of 596,164 shares of the Company's common stock at $.25 per share and warrants representing 596,164 shares exercisable at $.50 per share. Sam Ringer was owed $161,613 which was comprised of $103,722 of deferred compensation and interest and $57,891 of loans to the Company. In January of 1998 the Company paid off the $103,722 of deferred compensation and interest by the issuance of 414,888 shares of the Company's common stock at $.25 per share and warrants representing 414,888 shares exercisable at $.50 per share. The loans of $57,891 were paid off in cash in June 1998. Joe Ringer was owed $121,449 which was comprised of $104,142 of deferred compensation and interest and $17,307 of loans to the Company. In January of 1998 the Company paid off the $104,142 of deferred compensation and interest by the issuance of 416,568 shares of the Company's common stock at $.25 per share and warrants representing 416,568 shares exercisable at $.50 per share. The loans of $17,307 were paid off in cash in June 1998. Shadda Lee was owed $106,059 which was comprised of $47,720 of deferred compensation and interest and $57,891 of loans and interest to the Company. In January of 1998 the Company paid off $90,672 of this balance through the issuance of 362,689 shares of the Company's common stock at $.25 per share and warrants representing 362,689 shares exercisable at $.50 per share. The remaining $15,387 of debt was paid off in cash throughout the first six months of 1998. At December 31, 1998 the Company owed a total of $26,188 which was comprised of $13,094 each to Sam and Joe Ringer for deferred compensation and interest. In January of 1999 this debt was paid off in full through a cash payout.

         In June 1996 the Company engaged Howard Baskin, a management consultant, to help the Company grow its customer and revenue base and expand nationally. See "Significant Employees and Consultant." In January 1997, the Company entered into a consulting agreement with Mr. Baskin under which he agreed to temporarily relocate to Seattle and advise the Company on a full-time basis. From January 1997 through July 1998 he served as "Managing Executive" of LION under the consulting agreement, advising management on strategic and operating decisions. In consideration for his services, the consulting agreement entered into in January 1997 originally provided for incentive compensation under a formula that would have created a cash bonus in the high six figures to low seven figures upon achieving certain financial targets. In March 1998 the consulting agreement was amended to replace this substantial potential cash obligation by an option to purchase 700,000 shares of the Company's common stock exercisable at $.01, which are now fully vested at December 31, 1998. Compensation expense of $412,930 related to these options was recognized by the Company during the year ended December 31, 1997. The consulting agreement also provides for certain other options to purchase 1,800,000 shares of the Company's common stock at prices ranging from $.75 to $3.00 per share which are to be granted contingent upon the occurrence of certain events. Based on certain events that did occur, options to purchase 25,000 shares at $.75 per share were granted during 1998 and are fully vested. Compensation expense of $16,825 was recognized for the year ended December 31, 1998. Under the consulting agreement Mr. Baskin received cash compensation of $74,850 and $79,797 for the years ended December 31, 1997 and 1998, respectively.

         In consideration for his consulting services rendered to the Company, 1,000,000 options exercisable at prices ranging from $.50 to $1.00 were issued in July 1997 to Billy Anders, Sr., a director of the Company. During September 1998, the Company sold 62,500 shares of common stock to Mr. Anders, in connection with the exercise of outstanding options for cash consideration of $15,625. In addition, the Company sold 62,500 shares of common stock to Mr. Anders at a purchase price of $.50 and 125,000 shares of common stock at a purchase price of $1.00 in connection with the exercise of outstanding options. The aggregate purchase price of $156,250 was payable by promissory note with principal balance, together with interest at the rate of 10% per annum, due on or before March 1, 2000. The 187,500 shares of common stock purchased by the promissory note were pledged to the Company as collateral until the note is paid in full. Mr. Anders is associated as a registered representative with Craig & Associates, Inc., an NASD member broker-dealer. During the period from January 1996 to March 1998, the Company utilized Craig & Associates to assist in the sales of three discrete offerings of securities. Placement agent fees were paid to Craig & Associates in connection with these sales, consisting of 7% of the of the offering price of the units sold, plus warrants exercisable at $.25 per share with an aggregate offering price equaling 7% of the price of the units sold.

         At December 31, 1998, Allen Ringer, Sam Ringer and Joe Ringer beneficially owned approximately 13.9%, 10.9% and 10.9%, respectively, for aggregate holdings of approximately 35.7%, of the outstanding shares of common stock of the Company (assuming exercise of their outstanding stock options and not the options granted to Company employees and service providers). As a group, the present executive officers and directors of the Company beneficially owned approximately 40.1% of the outstanding shares. As a result, these shareholders may be able to control or significantly influence all matters requiring shareholder approval, including the election of the Company's directors and approval of significant corporate transactions. As of December 31, 1998, the Company had granted options to purchase an aggregate of 9,415,000 shares of common stock, of which 7,127,500 were outstanding at December 31, 1998. Of the options granted, 4,295,000 were issued to directors of the Company, of which 4,195,000 were outstanding at December 31, 1998.

         The Company may be subject to various conflicts of interest arising out of the relationship of the Company, its Board of Directors, affiliates and the common shareholders. If conflicts do arise they will not be resolved through arms length negotiations but through the exercise of management's judgment consistent with its fiduciary responsibility to the shareholders and the Company's objectives and policies. The directors will minimize and resolve conflicts by putting their fiduciary responsibility to the shareholders ahead of personal interests. Certain directors of the Company will only devote so much of their time to the business of the Company as in their judgment is reasonably required and must decide how to allocate their time and services among the Company and other entities with which they are involved.

         The Company intends that all future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a disinterested majority of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS:

         The following documents are filed herewith for informational purposes not part of this Annual Report, except as otherwise indicated:

3.1      Restated Articles of Incorporation (1)
3.2      By-laws (1)
4.1      Specimen Common Stock Certificate (1)
10.1     1998 Stock Option Plan with Form of Option Agreement (1)
10.2     Consulting Agreement on H. Baskin (1)
10.3     Premises Lease Agreement (Mercer Island property) dated as of
         May 1, 1998 (1)
10.4     Premises Lease Agreement (Spokane property) dated as of January 1, 1999
16.1 Letter on change in certifying accountant from Thomas J. Harris CPA related to Form 10 - SB
16.2 Letter on change in certifying accountant from Thomas J. Harris CPA related to this annual report
21.1 LION, Inc., a Washington corporation is the sole subsidiary of the Company (1)
27.1     Financial Data Schedule December 31, 1998

(1) Incorporated by reference to the same exhibit number to the Company's Registration Statement on Form 10-SB (File No. 0-25159).

(b)      REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                               SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mercer Island, Washington, on March 30, 1999.

                       PLENUM COMMUNICATIONS, INC.
                       ---------------------------
                              (Registrant)

                                          By:   /S/ ALLEN RINGER
                                             ----------------------------------
                                             Allen Ringer
                                             President and Chief Executive
                                               Officer

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


             Signature                              Title                          Date
             ---------                              -----                          ----
      /s/ Billy Anders, Sr.              Chairman of the Board                March 30, 1999
      -------------------------

      /s/ Allen C. Ringer                Director, President and Chief        March 30, 1999
      -------------------------            Executive Officer

      /s/ Alan S. Dernbach               Director, Chief Financial Officer    March 30, 1999
      -------------------------

      /s/ Sam Ringer                     Director                             March 30, 1999
      -------------------------

      /s/ Joe Ringer                     Director                             March 30, 1999
      -------------------------

      /s/ Kurt Springman                 Director                             March 30, 1999
      -------------------------

      /s/ Steve Thomson                  Controller                           March 30, 1999
      -------------------------

                                EXHIBIT INDEX

3.1      Restated Articles of Incorporation (1)
3.2      By-laws (1)
4.1      Specimen Common Stock Certificate (1)
10.1     1998 Stock Option Plan with Form of Option Agreement (1)
10.2     Consulting Agreement on H. Baskin (1)
10.3     Premises Lease Agreement (Mercer Island property) dated as of
         May 1, 1998 (1)
10.4     Premises Lease Agreement (Spokane property) dated as of
         January 1, 1999
16.1 Letter on change in certifying accountant from Thomas J. Harris CPA related to Form 10 - SB
16.2 Letter on change in certifying accountant from Thomas J. Harris CPA related to this annual report
21.1 LION, Inc., a Washington corporation is the sole subsidiary of the Company (1)
27.1     Financial Data Schedule December 31, 1998

(1) Incorporated by reference to the same exhibit number to the Company's Registration Statement of Form 10-SB (File No. 0-25159).