Form 10QSB
period 1999-03-31
PLENUM COMMUNICATIONS INC
filed 1999-05-13
CIK 941179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
/X/ Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       OR

/ / Transition report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________

                         Commission file number 0-25159
                                                -------

                           PLENUM COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in its charter)

           Minnesota                                   91-1524747
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

       3003 - 80th Avenue SE, Mercer Island, WA              98040
         (Address of principal executive offices)          (Zip code)

                                  (206) 236-1995
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

As of May 10, 1999, approximately 25,434,147 shares of the Company's common stock were outstanding.

                   Plenum Communications, Inc. and Subsidiary
                                  Form 10-QSB
                      For the Quarter Ended March 31, 1999


                                                                                                 PAGE
                                                                                                NUMBER
                                      INDEX

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Consolidated Balance Sheets at March 31, 1999 (unaudited) and
               December 31, 1998                                                                      3

               Consolidated Statements of Operations for the three months ended March 31,
               1999 and 1998 (unaudited)                                                              4

               Consolidated Statements of Cash Flows for the three months ended March 31,
               1999 and 1998 (unaudited)                                                              5

               Notes to Consolidated Financial Statements                                             6

Item 2         Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                             7

PART II        OTHER INFORMATION

Item 2         Changes in Securities and Use of Proceeds                                             11

Item 5         Other Information                                                                     11

Item 6         Exhibits and Reports on Form 8-K                                                      12

               Signatures                                                                            13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   Plenum Communications, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                      March 31,
                                                                                        1999           December 31,
                                                                                     (Unaudited)          1998
                                                                                     -----------       ------------
CURRENT ASSETS
    Cash and cash equivalents                                                        $   551,024       $   566,767
    Accounts receivable, less allowance for doubtful accounts of $18,408
      and $23,350 in 1999 and 1998, respectively                                         144,931           121,302
    Prepaid expenses and other                                                            85,479            12,705
                                                                                     -----------       -----------
         Total current assets                                                            781,434           700,774

PROPERTY AND EQUIPMENT - AT COST, net                                                    337,676           212,179

OTHER ASSETS                                                                                   -             6,351
                                                                                     -----------       -----------
                                                                                     $ 1,119,110       $   919,304
                                                                                     -----------       -----------
                                                                                     -----------       -----------

                                  LIABILITIES

CURRENT LIABILITIES
    Accounts payable                                                                 $   133,088       $    45,016
    Accrued liabilities                                                                  267,936           183,626
    Deferred revenue                                                                     129,024            97,828
    Related party payables                                                                     -            26,188
    Convertible debentures                                                               131,188            85,032
                                                                                     -----------       -----------
         Total current liabilities                                                       661,236           437,690

COMMITMENTS AND CONTINGENCIES                                                                  -                 -

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001 per share; authorized
       5,000,000 shares; none outstanding                                                      -                 -
    Common stock - authorized, 50,000,000 shares of $.001 par value; 25,387,947 and 24,671,355 shares issued and outstanding in 1999
       and 1998, respectively                                                             25,388            24,671
    Additional contributed capital                                                     6,211,696         5,879,970
    Notes receivable from stockholders                                                  (220,312)         (207,812)
    Accumulated deficit                                                               (5,558,898)       (5,215,215)
                                                                                     -----------       -----------
                                                                                         457,874           481,614
                                                                                     -----------       -----------
                                                                                     $ 1,119,110       $   919,304
                                                                                     -----------       -----------
                                                                                     -----------       -----------

The accompanying notes are an integral part of these statements.

                   Plenum Communications, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three months ended March 31,
                                           ---------------------------------
                                               1999                 1998
                                           -----------           -----------
Revenues                                   $   710,278           $   330,121

Expenses
    Marketing and administrative               383,777               224,474
    Salaries and payroll taxes                 605,726               289,288
    Depreciation and amortization               27,344                16,349
                                           -----------           -----------
                                             1,016,847               530,111
                                           -----------           -----------
         Operating loss                       (306,569)             (199,990)

Other income (expense)
    Interest expense                           (46,345)              (17,844)
    Interest income                              9,231                 1,154
                                           -----------           -----------
         NET LOSS                          $  (343,683)          $  (216,680)
                                           -----------           -----------
                                           -----------           -----------
Loss per common share                      $      (.01)          $      (.01)
                                           -----------           -----------
                                           -----------           -----------

The accompanying notes are an integral part of these statements.

                   Plenum Communications, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three months ended March 31,
                                                                                        -----------------------------
                                                                                           1999                1998
                                                                                        ---------           ---------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net loss                                                                            $(343,683)          $(216,680)
    Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization                                                    27,344              16,349
          Interest expense on notes payable                                                     -               4,195
          Interest expense on convertible debentures                                       46,156               6,354
          Common stock and stock options issued for services received                      44,795                 156
          Changes in assets and liabilities
              Accounts receivable                                                         (23,629)             (1,672)
              Prepaid expenses and other                                                  (66,423)             39,711
              Deferred revenue                                                             31,196              33,341
              Accounts payable                                                             88,072               7,660
              Accrued liabilities                                                          35,310              17,332
                                                                                        ---------           ---------
                  Net cash used in operating activities                                  (160,862)            (93,254)

Cash flows from investing activities
    Capitalized software development costs                                                (70,817)                  -
    Purchase of property and equipment                                                    (33,024)            (27,045)
                                                                                        ---------           ---------
                  Net cash used in investing activities                                  (103,841)            (27,045)

Cash flows from financing activities
    Payments on notes payable                                                                   -              (8,500)
    Payments on convertible debentures                                                          -              (3,340)
    (Payments) proceeds from related party payables                                       (26,188)              5,725
    Proceeds from issuance of common stock and exercise of stock options                   26,250             144,250
    Proceeds from exercise of warrants                                                    248,898                   -
                                                                                        ---------           ---------
                  Net cash provided by financing activities                               248,960             138,135
                                                                                        ---------           ---------
Net (decrease) increase in cash and cash equivalents                                      (15,743)             17,836

Cash and cash equivalents at beginning of period                                          566,767             104,604
                                                                                        ---------           ---------
Cash and cash equivalents at end of period                                              $ 551,024           $ 122,440
                                                                                        ---------           ---------
                                                                                        ---------           ---------
Supplemental non-cash investing and financing activities:
    Exercise of stock options by notes receivable                                       $  12,500           $       -
    Related party debt converted to common stock                                        $       -           $ 447,577
    Debentures converted to common stock                                                $       -           $  40,821
    Notes payable converted to common stock                                             $       -           $  30,619
    Accrued liability on capitalized software costs                                     $  49,000           $       -

The accompanying notes are an integral part of these statements.

                   Plenum Communications, Inc. and Subsidiary

                                  Form 10-QSB

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1998. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-KSB of Plenum Communications, Inc. and its subsidiary (the "Company") and notes thereto, for its fiscal year ended December 31, 1998.

NOTE 2.  LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share (EPS). Loss per share is based on the average number of shares outstanding during each period and income available to common stockholders. The weighted average number of common shares outstanding was 25,068,256 and 20,437,152 for the three months ended March 31, 1999 and 1998, respectively. The computation for loss per common share assuming dilution for the three-months ended March 31, 1999 and 1998 was anti-dilutive, and therefore, is not included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document.

OVERVIEW

The Company's operating subsidiary, LION, Inc. ("LION"), provides wholesale mortgage rate, fee and program information to over 4,500 mortgage brokers nationwide via the Internet. The LION database is updated daily with new information from over 425 participating lenders and is available to mortgage brokers through LION's password protected, membership-based Internet service. This service is the primary source of revenue for the Company. Additional revenue sources are derived from the development, maintenance and hosting of wholesale lender and mortgage broker home pages as well as ad banner advertisements on the LION Web site. Currently LION is the nation's leader in the development of Web sites for wholesale lenders and is number three in the development of Web sites for mortgage brokers.

LION has built its business by helping its customers succeed in every phase of the residential mortgage lending process. This process begins with a borrower, is facilitated by a broker, underwritten by a wholesale lender, securitized by government sponsored entities ("GSEs") or large aggregators, and sold to investors on Wall Street.

LION has expert knowledge about the needs and relationships between mortgage brokers and wholesale lenders. This knowledge has enabled LION to develop tools and large electronic databases that ultimately allow mortgage brokers to better serve their customers.

In addition to the core business of providing electronic information to mortgage brokers and lenders, LION has entered into an agreement with Fannie Mae, the largest GSE in the U.S. The agreement calls for LION to develop an Internet path into Fannie Mae's automatic underwriting ("AU") system. Industry experts believe that AU is the wave of the future. AU extracts key data from an electronic submission of an application for a residential mortgage loan ("1003"), compares key parts of this information to a large database, and arrives at an underwriting decision almost instantaneously. Mortgage brokers currently submit approximately 46,000 AU transactions per month into the Fannie Mae system. Through the use of the Internet, LION will provide a better, more efficient path for this process. This improved process will result in faster closings for borrowers, and it will give mortgage brokers the ability to close more loans.

RESULTS OF OPERATIONS

REVENUES

Revenues increased to $710,278 from $330,121 for the three months ended March 31, 1999 and 1998, respectively. This represents an increase of $380,157 or 115%. Total revenues of $710,278 for the three months ended March 31,1999 were comprised of mortgage broker fees of approximately $520,000 or 73%, lender fees of approximately $136,000 or 19%, ad banner revenues of approximately $33,000 or 5%, broadcast fax fees of approximately $24,000 or 3% and all other fees and discounts of approximately $(3,000). Total revenues of $330,121 for the three months ended March 31, 1998 were comprised of broker fees of approximately $206,000 or 62%, lender fees of approximately $81,000 or 25%, ad banner revenues of approximately $27,000 or 8%, broadcast fax fees of approximately $20,000 or 6% and all other fees and discounts of approximately $(4,000). The increase in revenues is the result of the on-going development of the Company's growing base of subscribing mortgage brokers and participating lenders by region throughout the United States. The Company has aggressively expanded its sales force to take advantage of the continued increase in demand for its products and services.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses are comprised of marketing and advertising costs, outside consulting services, telecommunications expenses and other marketing and administrative related expenses. Marketing and administrative expenses increased to $383,777 from $224,474 for the three months ended March 31, 1999 and 1998, respectively. This represents an increase of 159,303 or 71%. Marketing and administrative expenses were 54% and 68% of revenues for the three months ended March 31, 1999 and 1998, respectively. The increase in costs was due primarily to an increase in management consulting services for strategic planning, accounting and legal expenses supporting increased external reporting requirements with the SEC and investors, and most importantly, investment in systems and processes in order to provide value added products and services in the future. The Company anticipates marketing costs to grow in absolute dollars as it continues to increase market share with LION's products and services throughout the United States. Also, the Company will continue to invest its resources in new systems and processes to deliver its value added products and services.

SALARIES AND PAYROLL TAXES

Salaries and payroll tax expenses increased to $605,726 from $289,288 for the three months ended March 31, 1999 and 1998, respectively. This represents an increase of $316,438 or 109%. Salaries and payroll tax expenses were 85% and 88% of revenues for the three months ended March 31, 1999 and 1998, respectively. Growth in salaries and payroll taxes has been directly related to the development and support of the Company's growing base of mortgage broker subscribers and participating lenders. The Company has grown to 67 associates at March 31, 1999 from a total of 40 associates at March 31, 1998. Most of the growth has been in the areas of sales, customer service, finance, web site development and software engineering. The Company anticipates salaries and payroll expenses will grow in absolute dollars as it continues to increase market share and develop its systems and processes to deliver its value added products and services.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased to $27,344 from $16,349 for the three months ended March 31, 1999 and 1998, respectively. This represents an increase of $10,995 or 67%. Depreciation and amortization expenses were 4% and 5% of revenues for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to the purchase of telecommunications equipment and computer hardware needed to expand and improve the Company's telecommunications and computer systems infrastructure. The Company expects these capital expenditure requirements to continue to grow in the future in order to provide its value added products and services in both a timely and efficient manner.

INTEREST EXPENSE

Interest expense is comprised primarily of interest on convertible debentures for the three months ended March 31, 1999 and interest on convertible debentures, related party debt and notes payable for the three months ended March 31, 1998. All applicable debt accrued interest at 12%. Interest expense of approximately $46,000 for the three months ended March 31, 1999 is primarily attributed to terms in the two outstanding convertible debenture agreements that allows triple the number of shares to be purchased at the date of conversion to common stock if the convertible debentures are held longer than 547 days but less than 730 days. This tripling affect is recorded as interest expense. The two debentures mature in July and August of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and capital expenditure requirements through private placements, exercise of stock warrants related to its private placements, issuance of convertible debentures and borrowings from related parties and others. As a result, the Company has accumulated cash and cash equivalents of approximately $551,000 at March 31, 1999.

Net cash used in operating activities was approximately $161,000 during the three months ended March 31, 1999 compared to approximately $93,000 during the three months ended March 31, 1998. The increase in net cash used in operating activities of approximately $68,000 was due to efforts to develop the Company's overall strategic plan and assignment of additional resources to the development of systems and processes to deliver its value added products and services.

Net cash used in investing activities increased to approximately $104,000 for the three months ended March 31, 1999 from approximately $27,000 for the three months ended March 31, 1998. Activity in the current quarter is comprised of approximately $71,000 of capitalized software development costs and approximately $33,000 of purchased property and equipment. The company anticipates a similar trend in capital expenditure requirements during the remainder of 1999.

Net cash provided by financing activities increased to approximately $249,000 from approximately $138,000 for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to the exercising of warrants related to previous private placements and the exercise of stock options. During the current quarter, the Company paid off the remaining related party debt of approximately $26,000.

At March 31, 1999 the Company anticipates future funding of operations and capital expenditure requirements to be adequately covered by existing cash reserves and the exercise of stock warrants and stock options. During the next three quarters of 1999, warrants representing 2,928,864 shares of the Company's common stock totaling $1,464,432 will reach their expiration dates. The Company anticipates a high percentage of these warrants to be exercised. This assumption is based on warrants exercised during 1998. Of the warrants expiring during 1998, which represented 3,204,083 shares of the Company's common stock totaling $1,602,042, only $258,522 or 16% were allowed to expire by the warrant holders. While the exercise of warrants by themselves should be adequate to meet the Company's funding requirements, stock options will be expiring during the next three quarters of 1999 representing 3,567,500 shares or $1,110,000. It is anticipated that very few of these stock options will be allowed to expire by the option holders.

YEAR 2000 COMPLIANCE

The Company has completed a thorough and extensive review of all computer information systems and related software applications and has found them to be year 2000 ("Y2K") compliant. The monitoring for Y2K compliance is an on-going process for any new systems development performed or contemplated by the Company. The Company's systems do not interface at this time with any third party systems. If this is necessary in the future, the Company will require the third party to be Y2K compliant. The Company has purchased software for internal use from outside suppliers who have certified that they are Y2K compliant. To date, the Company's cost to ascertain and to maintain Y2K compliance has been minimal. No increased cost exposure is anticipated at this time. However, significant uncertainty exists concerning the potential costs and effects associated with Y2K compliance outside of the Company's control. Since the Company is reliant on the Internet as the source to provide its suite of products and services, the real concern is whether the Internet itself will fail. This would have a material adverse affect on the Company's business, results of operations and financial condition. The Company has not yet developed a contingency plan to operate in the event that any critical systems are not Y2K compliant, or if failure of vendor, supplier or third party systems have a material effect on the Company.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All statements that look forward in time or include anything other than statements of historical fact included in the preceding discussion regarding the Company's financial position, business strategy and plans of management for future operations are forward-looking statements. Such statements are based upon the beliefs of, and information currently available to, the Company's management, and involve risks and uncertainties that may affect the Company's actual results of operations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Those risks and uncertainties are discussed in more detail in the Company's Form 10-KSB filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 1999, outstanding warrants were exercised by 14 existing shareholders for 561,592 common shares. Total cash consideration received was $248,898. The issuances of common stock to investors upon exercise of warrants were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The investors were accredited or sophisticated purchasers. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the certificates issued in the transactions. The recipients of securities in each such transaction had pre-existing relationships with the Company. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

During the quarter ended March 31, 1999, stock options were exercised by 8 participants for a total of 155,000 common shares. Cash consideration was received from 3 of the participants in the total amount of $26,250 for 105,000 shares at an exercise price of $.25 per share. Promissory notes were received from 5 participants in the total amount of $12,500 for 50,000 shares at an exercise price of $.25 per share. The promissory notes accrue interest at 10% per annum and are due between June 30 and September 9, 1999. The issuances of common stock upon exercise of the stock options were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The investors were accredited or sophisticated purchasers. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the certificates issued in the transactions. The recipients of securities in each such transaction had pre-existing relationships with the Company. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

Pursuant to the Company's 1998 Stock Option Plan, the Company granted stock options to 18 employees at various dates from January 1 to March 31, 1999. These stock options were comprised of 355,000 shares of common stock, expire 5 years from the date of grant, begin vesting in equal quarterly increments from years 2 to 5 and have exercise prices, based on the market price at the date of grant, ranging from $.82 to $2.42. During the quarter ended March 31, 1999, the Company also granted stock options to two contractors for services received. These options 60,000 shares of common stock, expire over a range of one and one-half to 4 years from the date of grant, vest upon the completion of the related services provided and have exercise prices ranging from $.92 to $1.00 per share. The granting of stock options did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

ITEM 5.  OTHER INFORMATION

On April 28, 1999, LION, Inc., the Company's subsidiary, hired Ritchie Campbell as its Chief Operating Officer. Mr. Campbell has broad managerial and executive experience with technical expertise in financial markets, mergers and acquisitions, and strategic planning. He earned a BA in Business Administration from the University of Washington, and an MBA in Finance and a Ph.D. in Business and Applied Economics from the Wharton Graduate School of Business at the University of Pennsylvania. Most recently Mr. Campbell was the CEO of a private Alaskan company, Kootznoowoo, Inc., with holdings in timber, aviation and computer software training. In addition to these duties, Mr. Campbell was a board member (serving on the executive committee) of Taquan Air Service, Inc., a trustee of the Kootznoowoo Permanent Settlement Trust, and an executive director of its Cultural and Educational

Foundation. Earlier in his career Mr. Campbell taught corporate finance at the University of Washington's Graduate School of Business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits to Part II:

      Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PLENUM COMMUNICATIONS, INC.
                           ---------------------------
                                  (Registrant)

Date:                             By:   /s/ Allen Ringer
                                     -----------------------------------------
                                        Allen Ringer
                                        President and Chief Executive Officer

                                  EXHIBIT INDEX

27.1     Financial Data Schedule March 31, 1999