Form 10KSB40/A
period 1998-12-31
PLENUM COMMUNICATIONS INC
filed 1999-08-16
CIK 941179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                  Amendment No. 1


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


                             (206) 236-1995
                         --------------------------
                         (Issuers telephone number)


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


         BILLY ANDERS, SR. joined the Company as a member of the Board of Directors in 1995 and has served as Chairman since January 1997. Mr. Anders served as the President of the Mars Hotel Corporation in Spokane, Washington, from 1994 to June 1997, and was Chairman of the board of directors of Pacific Marine & Steel, Inc. in La Jolla, California, in 1995 and 1996. Mars Hotel Corporation was general partner of the Spokane Mars Limited Partnership ("Partnership"). In November 1997 the Partnership filed a bankruptcy petition for reorganization under Chapter 11, which was converted to a Chapter 7 liquidation in November 1998. Mr. Anders was a member of the board of directors of Output Technology, Spokane, Washington from 1989 through 1992, and served as its President and CEO during 1992. Output Technology Corporation filed a bankruptcy petition under Chapter 11 in February 1993, and the plan of reorganization was confirmed in February 1994. Mr. Anders was President and CEO and served as Chairman of the board of directors of Soricon Corporation, Boulder, Colorado, from 1986 through 1991. He also served as a business consultant and inaugural member of the board of directors of International Pacific, Inc., Spokane, Washington, from 1986 to 1992. From 1983 through 1986 he was Senior Vice-President and General Manager of Key Tronic Corporation, Spokane, Washington. Mr. Anders spent 16 years from 1967 through 1983 with the IBM Corporation in several cities in various key management positions. He was Director of Field Operations in the General Systems Division of IBM in 1980. Mr. Anders graduated from Southern University, Baton Rouge, Louisiana, in 1964 where he completed the Advanced R.O.T.C. program and was commissioned as a 2nd Lieutenant in the U.S. Army.


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


            ALAN S. DERNBACH has been a director of the Company since 1997, and has served as Chief Financial Officer since November 1998. Mr. Dernbach has over 17 years of senior financial and administrative experience with technology oriented companies. Since 1993 he has been the principal owner of Engineered Control Systems, Inc., a private company providing low voltage systems integration to public facilities and Fortune 500 customers. During the period from 1983 to 1993, he served as Vice President of Finance and Chief Financial Officer for three Spokane, WA technology firms: Output Technology, Inc. from 1972 to January 1993, Pyrotek, Inc. from 1990 to 1992 and Key Tronic Corporation from 1983 to 1990. Output Technology Corporation filed a bankruptcy petition under Chapter 11 in February 1993, and the plan of reorganization was confirmed in February 1994. Before entering private industry, Mr. Dernbach had five years of public accounting experience with Peat, Marwick & Main in Portland, Oregon. Mr. Dernbach received a BBA degree in accounting from Gonzaga University in 1972, and has been a CPA since 1974.


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