Form 10QSB
period 1999-06-30
PLENUM COMMUNICATIONS INC
filed 1999-08-16
CIK 941179

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

/X/ Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       OR

/ / Transition report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________

                         Commission file number 0-25159

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

As of August 9, 1999, approximately 26,754,153 shares of the Company's common stock were outstanding.

                   Plenum Communications, Inc. and Subsidiary
                                  Form 10-QSB
                       For the Quarter Ended June 30, 1999



                                                                                                     PAGE
                                                      INDEX                                         NUMBER
PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998             3

               Consolidated Statements of Operations for the three and six month periods ended
               June 30, 1999 and 1998 (unaudited)                                                         4

               Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and
               1998 (unaudited)                                                                           5

               Notes to Consolidated Financial Statements                                                 6

Item 2         Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                 7

PART II        OTHER INFORMATION

Item 2         Changes in Securities and Use of Proceeds                                                 11

Item 5         Other Information                                                                         12

Item 6         Exhibits and Reports on Form 8-K                                                          13

               Signatures                                                                                14



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                   Plenum Communications, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     June 30,
                                                                                       1999           December 31,
                                                                                   (Unaudited)            1998
                                                                                  ---------------    ---------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $    380,932       $   566,767
    Accounts receivable, less allowance for doubtful accounts of $21,979 and
       $23,350 in 1999 and 1998, respectively                                          275,089           121,302
    Prepaid expenses and other                                                          99,897            12,705
                                                                                  ---------------    ---------------
         Total current assets                                                          755,918           700,774

PROPERTY AND EQUIPMENT - net                                                           495,484           212,179

OTHER ASSETS
    Intangible assets - net                                                            557,355              -
    Other assets                                                                          -                6,351
                                                                                  ---------------    ---------------
                                                                                  $  1,808,757       $   919,304
                                                                                  ===============    ===============

                                   LIABILITIES

CURRENT LIABILITIES
    Accounts payable                                                              $    101,335       $    45,016
    Accrued liabilities                                                                341,039           183,626
    Deferred revenue                                                                   183,320            97,828
    Related party payables                                                                -               26,188
    Convertible debentures                                                             135,028            85,032
                                                                                  ---------------    ---------------
         Total current liabilities                                                     760,722           437,690

COMMITMENTS AND CONTINGENCIES                                                             -                 -

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001 per share; authorized
       5,000,000 shares; none outstanding                                                 -                 -
    Common stock - authorized, 50,000,000 shares of $.001 par value; 26,521,689 and 24,671,355 shares issued and outstanding in 1999 and 1998,
       respectively                                                                     26,521            24,671
    Additional contributed capital                                                   7,077,686         5,879,970
    Notes receivable from stockholders                                                (220,312)         (207,812)
    Accumulated deficit                                                             (5,835,860)       (5,215,215)
                                                                                  ---------------    ---------------
                                                                                     1,048,035           481,614
                                                                                  ---------------    ---------------
                                                                                  $  1,808,757       $   919,304
                                                                                  ===============    ===============

The accompanying notes are an integral part of these statements.

                   Plenum Communications, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended June 30,           Six months ended June 30,
                                              ----------------------------------    ---------------------------------
                                                   1999               1998               1999              1998
                                              ---------------    ---------------    ---------------   ---------------
Revenues                                      $    953,219       $    423,787       $  1,663,497      $    753,908

Expenses
    Marketing and administrative                   514,955            292,932            898,732           517,406
    Salaries and payroll taxes                     680,401            354,649          1,286,127           643,937
    Depreciation and amortization                   39,355             18,522             66,699            34,871
                                              ---------------    ---------------    ---------------   ---------------
                                                 1,234,711            666,103          2,251,558         1,196,214
                                              ---------------    ---------------    ---------------   ---------------

         Operating loss                           (281,492)          (242,316)          (588,061)         (442,306)

Other income (expense)
    Interest expense                                (3,982)           (63,977)           (50,327)          (81,821)
    Interest income                                  8,512                241             17,743             1,395
                                              ---------------    ---------------    ---------------   ---------------

         NET LOSS                             $   (276,962)      $   (306,052)      $   (620,645)     $   (522,732)
                                              ===============    ===============    ===============   ===============

Loss per common share                         $       (.01)      $       (.01)      $       (.02)     $       (.03)
                                              ===============    ===============    ===============   ===============

The accompanying notes are an integral part of these statements.

                   Plenum Communications, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six months ended June 30,
                                                                                  ---------------------------------
                                                                                       1999               1998
                                                                                  ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net loss                                                                      $  (620,645)       $  (522,732)
    Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization                                                66,699             34,871
          Interest expense on notes payable                                                -              30,463
          Interest expense on convertible debentures                                   49,996             39,337
          Warrants issued for services received                                        47,000                 -
          Common stock and stock options issued for services received                  48,517              6,090
          Changes in assets and liabilities
              Accounts receivable                                                     (75,150)             6,565
              Prepaid expenses and other                                              (81,756)            35,422
              Deferred revenue                                                         24,698             44,013
              Accounts payable                                                         50,649              2,033
              Accrued liabilities                                                      62,343             23,962
                                                                                  ---------------    ---------------

                  Net cash used in operating activities                              (427,649)          (299,976)

Cash flows from investing activities
    Capitalized software development costs                                           (145,080)                -
    Cash received from purchase of assets with common stock                            26,866                 -
    Purchase of property and equipment                                               (105,332)           (56,460)
                                                                                  ---------------    ---------------

                  Net cash used in investing activities                              (223,546)           (56,460)

Cash flows from financing activities
    Payments on notes payable                                                              -              (8,562)
    Payments on convertible debentures                                                     -              (6,562)
    Payments on related party payables                                                (26,188)           (99,795)
    Proceeds from issuance of common stock and exercise of stock options               42,950            144,250
    Proceeds from exercise of warrants                                                448,598            388,290
                                                                                  ---------------    ---------------

                  Net cash provided by financing activities                           465,360            417,621
                                                                                  ---------------    ---------------

Net (decrease) increase in cash and cash equivalents                                 (185,835)            61,185

Cash and cash equivalents at beginning of period                                      566,767            104,604
                                                                                  ---------------    ---------------

Cash and cash equivalents at end of period                                        $   380,932        $   165,789
                                                                                  ===============    ===============

Supplemental non-cash investing and financing activities:
    Exercise of stock options by notes receivable                                 $    12,500        $         -
    Related party debt converted to common stock                                  $         -        $   447,577
    Debentures converted to common stock                                          $         -        $   155,506
    Notes payable converted to common stock                                       $         -        $   203,381
    Accrued liability on capitalized software costs                               $    49,000        $         -
    Purchase of assets with common stock                                          $   600,001        $         -

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

NOTE 2.   LOSS PER SHARE

The Company accounts for loss per share under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share (EPS). Loss per share is based on the average number of shares outstanding during each period and income available to common stockholders. The weighted average number of common shares outstanding were 25,469,727 and 20,779,117 for the six months ended June 30, 1999 and 1998, respectively, and 25,866,786 and 21,378,528 for the three months ended June 30, 1999 and 1998, respectively. The computation for loss per common share assuming dilution for the six and three months ended June 30, 1999 and 1998 was anti-dilutive, and therefore, is not included.

NOTE 3.   BUSINESS COMBINATIONS

On May 17, 1999, the Company exchanged 352,942 shares of its common stock valued at approximately $600,000 for substantially all of the assets of IMark, LLC ("IMark), including its mortgage industry Internet sites, and assumed certain liabilities and obligations. The transaction was accounted for under the purchase method of accounting. Net assets purchased from IMark totaled $64,782. The excess purchase price over the fair value of assets purchased from IMark totaled $566,801 and was allocated to goodwill. The Company incurred $31,582 in acquisition costs which were comprised primarily of legal and other professional fees in the second quarter of 1999. For further information, see the Company's Form 8-K/A as filed with the Securities and Exchange Commission on July 30, 1999, File No. 0-25159.

The following table reflects the unaudited pro forma consolidated results of operations of the acquisition of IMark as if it had occurred at the beginning of the period.

                                               (Unaudited)                                    (Unaudited)
                                       Three Months Ended June 30,                     Six Months Ended June 30,
                                -------------------------------------------    -------------------------------------------
                                       1999                    1998                   1999                    1998
                                --------------------    -------------------    --------------------    -------------------
Revenues                          $    1,051,530          $       457,559        $    1,905,165          $       814,828
Net loss                          $     (318,346)         $      (302,372)       $     (577,400)         $      (512,051)
Loss per common share             $         (.01)         $          (.01)       $         (.02)         $          (.02)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document.

Except for the historical information contained herein, the matters discussed in this Form 10-QSB include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All statements that look forward in time or include anything other than statements of historical fact are forward-looking statements. Such statements are based upon the beliefs of, and information currently available to, the Company's management, and involve risks and uncertainties that may affect the Company's actual results of operations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Those risks and uncertainties, which are discussed in more detail in the Company's Form 10-KSB filed with the Securities and Exchange Commission, include but are not limited to: (i) uncertainties of achieving profitability; (ii) market demand for quality, accurate and timely information on a consistent basis; (iii) the competitive market for Internet-based services in which the Company operates, and uncertainties as to continued end-user acceptance of the Company's services and products; (iv) dependence on the Internet and current software standards;
(v) dependence on mortgage brokers and the mortgage brokerage industry; (vi) possible undercapitalization and the need for future financing; (vii) dependence on hardware and other equipment and services used for system database security;
(viii) the impact of mergers and acquisitions; (ix) the impact of the Year 2000 related issues; and (x) risks associated with the introduction of new products and services.

The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.


OVERVIEW

The Company's operating subsidiary, LION, has been helping mortgage brokers expand and develop their businesses since October of 1990. In May of 1995, LION was one of the first businesses to exploit the power of the Internet by extending its dial-up services over the Internet. Drawing upon its technological and mortgage industry background over the last nine years, LION has now emerged as a leading provider of Internet products for the mortgage industry.

LION-Pro Products

Through its Seattle and Spokane based operations, LION-Pro products allow over 5,100 mortgage brokers and 450 lenders to transact business electronically. Key features include LION-Loan Search-TM-, which gives the broker the ability to search on over 11,000 loan programs in 32 defined regions around the country. This represents approximately 11 million loan pricing variables for the broker. LION-Loan Link-TM- allows the mortgage broker to submit their hard to place loans to sub-prime lenders in 77 defined regions around the country. This service is now experiencing approximately 400 million dollars worth of loan requests to be directly sent to lenders each month. LION News-Now provides the broker the ability to track the leading interest rate indicators for the mortgage industry, which is updated every 15 minutes during the business day. LION Documents-On-Demand is a service where lenders can post their daily rate sheets and other documents for mortgage brokers to quickly access via fax or a PDF download. LION Industry-Directory provides local contact information (77 regions) to almost all mortgage industry related companies. LION also provides value added services to mortgage lenders via homepage development (63 sites, 23 of the top 25), directory listings, document postings, and lead generation.

LION-Choice Products

Whereas LION-Pro products help mortgage brokers use the Internet to create business relationships with lenders, LION-Choice products help mortgage brokers use the Internet to create business relationships with households. Through its Denver-based LION-Choice Internet products, LION helps households determine if they can afford to buy a home (www.mortgage101.com), what loan might best meet their needs (www.amo-mortgage.com), and how to find a mortgage broker to help them in the mortgage process. In addition, LION-Choice develops and hosts web sites for mortgage brokers (300+ sites) who want to use the Internet to create business relationships. LION also develops electronic mortgage centers for real estate companies (2,050 and growing) that in turn helps build traffic (450,000 unique visitors, 5+ million hits per month) to broker web sites.

LION-AU Products

In addition to the core business of providing electronic information to households, mortgage brokers, and mortgage lenders, LION has developed technology that allows mortgage brokers to successfully navigate the Internet and submit loans electronically for approval. This electronic approval is referred to as automated underwriting (AU). Where loan approvals used to take days, "LION AU" approvals will take place in a matter of minutes. LION has recently signed an incentive-based marketing agreement with Fannie Mae, the largest underwriter of residential home loans in the U.S. Now, for the first time, brokers who are sponsored by Fannie Mae-approved lenders will be able to get their loans electronically underwritten through the Internet using Fannie Mae's Desktop Originator-TM- www.lioninc.com/desktoporiginator.

Summary

LION has strategically positioned itself to cover a large spectrum of mortgage products and services. It offers Internet products and services for households seeking home loans, real estate companies wanting mortgage centers on their web sites, and mortgage brokers who want to create electronic linkages to households and their mortgage lender partners. LION also offers Internet products and services for mortgage lenders and key financial institutions. The Company believes these electronic processes are the future of the $1+ trillion mortgage industry.


RESULTS OF OPERATIONS

REVENUES

Revenues increased to $1,663,497 from $753,908 for the six months ended June 30, 1999 and 1998, respectively. This represents an increase of $909,589 or 121%. Total revenues of $1,663,497 for the six months ended June 30, 1999 were comprised of mortgage broker fees of approximately $1,222,603 or 73%, lender fees of approximately $298,053 or 18%, ad banner revenues of approximately $78,858 or 5%, broadcast fax fees of approximately $53,957 or 3% and all other fees and discounts of approximately $10,026 or 1%. Three areas of the Company's business have contributed to a majority of this increase over the previous six month period. First, the on-going development of the Company's growing base of subscribing mortgage brokers and participating lenders by region throughout the United States has contributed to the growth in its core LION-Pro products, representing $625,019 of the $909,589 increase. Second, with the acquisition of the IMark assets and its mortgage industry Internet sites on May 17, 1999, LION-Choice products contributed $116,720 of new revenues. Finally, the Company's lender services area contributed $121,714 of new revenues.

Revenues increased to $953,219 from $423,787 for the three months ended June 30, 1999 and 1998, respectively. This represents an increase of $529,432 or 125%. Total revenues of $953,219 for the three months ended June 30, 1999 were comprised of mortgage broker fees of approximately $702,929 or 74%, lender fees of approximately $161,811 or 17%, ad banner revenues of approximately $45,718 or 5%, broadcast fax fees of approximately $30,373 or 3% and all other fees and discounts of approximately $12,388 or 1%. The reasons for the increase are similar to those discussed in the preceding paragraph.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses are comprised of marketing and advertising costs, outside consulting services, telecommunications expenses and other marketing and administrative related expenses. Marketing and administrative expenses increased to $898,732 from $517,406 for the six months ended June 30, 1999 and 1998, respectively. This represents an increase of 381,326 or 74%. Marketing and administrative expenses as a percentage of revenues improved to 54% from 69% for the six months ended June 30, 1999 and 1998, respectively. These costs as a percent of revenue are expected to decrease throughout the remainder of 1999 and into 2000. The increase in costs was due primarily to management consulting services for strategic planning, accounting and legal expenses supporting increased external reporting requirements with the SEC and investors, and most importantly, investment in systems and processes in order to provide value added products and services in the future. The Company will continue to invest its resources in new systems and processes to develop and deliver its value added products and services.

Marketing and administrative expenses increased to $514,955 from $292,932 for the three months ended June 30, 1999 and 1998, respectively. This represents an increase of 222,023 or 76%. Marketing and administrative expenses as a percent of revenues improved to 54% from 69% for the three months ended June 30, 1999 and 1998, respectively. The comparison of percentages for the three month periods is consistent with the six month periods.

SALARIES AND PAYROLL TAXES

Salaries and payroll tax expenses increased to $1,286,127 from $643,937 for the six months ended June 30, 1999 and 1998, respectively. This represents an increase of $642,190 or 100%. Salaries and payroll tax expenses as a percentage of revenue improved to 77% from 85% for the six months ended June 30, 1999 and 1998, respectively. The Company has grown to 86 associates at June 30, 1999 from a total of 45 associates at June 30, 1998. Most of the growth has been in the areas of sales, customer service, finance, web site development and software engineering. The Company anticipates that salaries and payroll expenses will grow in absolute dollars as it develops its infrastructure to support systems and processes to deliver its value added products and services.

Salaries and payroll tax expenses increased to $680,401 from $354,649 for the three months ended June 30, 1999 and 1998, respectively. This represents an increase of $325,752 or 92%. Salaries and payroll tax expenses as a percentage of revenue improved to 71% from 84% for the three months ended June 30, 1999 and 1998, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased to $66,699 from $34,871 for the six months ended June 30, 1999 and 1998, respectively. This represents an increase of $31,828 or 91%. Depreciation and amortization expenses were 4% and 5% of revenues for the six months ended June 30, 1999 and 1998, respectively. The increase was due primarily to the purchase of telecommunications equipment and computer hardware needed to expand and improve the Company's telecommunications and computer systems infrastructure. The Company expects these capital expenditure requirements to continue to grow in the future in order to provide its value added products and services in both a timely and efficient manner. In addition, goodwill from the IMark acquisition of assets totaling $566,801, while contributing approximately $9,400 of amortization expense in the second quarter of 1999, will contribute approximately $28,300 of amortization expense per quarter over the next five years.

Depreciation and amortization expenses increased to $39,355 from $18,522 for the three months ended June 30, 1999 and 1998, respectively. This represents an increase of $20,833 or 112%. Depreciation and amortization expenses were 4% of revenues for each period.

INTEREST EXPENSE

Interest expense is comprised primarily of interest on convertible debentures for the three and six month periods ended June 30, 1999 and interest on convertible debentures, related party debt and notes payable for the three and six month periods ended June 30, 1998. All applicable debt accrued interest at 12%. Interest expense of approximately $50,000 for the six months ended June 30, 1999 is primarily attributed to terms in the two outstanding convertible debenture agreements that allows triple the number of shares to be purchased at the date of conversion to common stock if the convertible debentures are held longer than 547 days but less than 730 days. This tripling affect is recorded as interest expense. The two debentures mature in July and August of 1999.

For the three months ended June 30, 1999, interest expense decreased to $3,982 compared to $63,977 for the three months ended June 30, 1998 resulting from the payoff of related party debt and notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and capital expenditure requirements through private placements, exercise of stock warrants, issuance of convertible debentures and borrowings from related parties and others. At June 30, 1999, the Company has approximately $381,000 in cash and cash equivalents.

During the six month period ended June 30, 1999, the Company used net cash of $427,649 in its operating activities, compared to the use of $299,976 for operations in the six month period ended June 30, 1998. The increase in cash used in operations was primarily attributable to the increased expenses discussed above.

During the six month period ended June 30, 1999, the Company used net cash of $223,546 for its investing activities, consisting primarily of $145,080 in capitalized software development costs and $105,332 for the acquisition of property and equipment. This is compared to total investing activities of $56,460 during the six month period ended June 30, 1998.

For the six months ended June 30, 1999, the net cash provided by the Company's financing activities was $465,360, compared to $417,621 for the comparable period for the previous fiscal year. In both periods, proceeds received were attributable to the issuance of stock and stock options and the exercise of warrants. In addition, payments made were primarily attributable to related party payables.

At June 30, 1999 the Company anticipates future funding of operations and capital expenditure requirements to be adequately covered by existing cash reserves and the exercise of stock warrants and stock options.

Warrants with expiration dates during the first six months of 1999 totaled approximately $481,000. Of this amount, approximately $449,000 or 93% were exercised as compared to an exercise rate of 84% during all of 1998. During the remaining six months of 1999, warrants representing 2,179,076 shares of the Company's common stock totaling $1,086,731 will reach their expiration dates. The Company anticipates a high percentage of the warrants expiring in the last six months of the year to be exercised.

While the exercise of warrants should be adequate to meet the Company's funding requirements, stock options will be expiring during the last six months of 1999 representing 3,492,500 shares or approximately $1,091,000. During the first six months of 1999, stock options representing 535,000 shares of common stock were exercised for a total of $42,950 of cash received. The Company anticipates a high percentage of stock options expiring during the last six months of 1999 to be exercised.


YEAR 2000 COMPLIANCE

The Company completed a thorough and extensive review of all computer information systems and related software applications and has found them to be year 2000 ("Y2K") compliant. The monitoring for Y2K compliance is an on-going process for any new systems development performed or contemplated by the Company. The Company has purchased software for internal use from outside suppliers who have certified that they are Y2K compliant. To date, the Company's cost to ascertain and to maintain Y2K compliance has been minimal. No increased cost exposure is anticipated at this time. However, significant uncertainty exists concerning the potential costs and effects associated with Y2K compliance outside of the Company's control. Since the Company is reliant on the Internet as the source to provide its suite of products and services, the real concern is whether the Internet itself will fail. This would have a material adverse affect on the Company's business, results of operations and financial condition. The Company has not yet developed a contingency plan to operate in the event that any critical systems are not Y2K compliant, or if failure of vendor, supplier or third party systems have a material effect on the Company.


                           PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 1999, outstanding warrants were exercised by 23 existing shareholders for 962,392 common shares. Total cash consideration received was $448,598. The issuances of common stock to investors upon exercise of warrants were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The investors were accredited or sophisticated purchasers. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the certificates issued in the transactions. The recipients of securities in each such transaction had pre-existing relationships with the Company. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

On May 21, 1999, the Company granted warrants for financial advisory services. The warrants were granted to 4 participants for a total of 50,000 common shares at an exercise price of $1.75 and an expiration date of May 21, 2002. The granting of stock warrants did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

During the six month period ended June 30, 1999, stock options were exercised by 12 employees for a total of 535,000 common shares. Cash consideration was received from 7 of the employees in the total amount of $42,950 for 485,000 shares at exercise prices ranging from $.01 to $.25 per share. Promissory notes were received from 5 participants in the total amount of $12,500 for 50,000 shares at an exercise price of $.25 per share. The promissory notes accrue interest at 10% per annum and are due between July 1, 1999 and September 9, 1999. The issuances of common stock to eleven of the employees upon exercise of the stock options were deemed to be exempt from registration under the Securities Act in reliance on Rule 701, and were issued pursuant to a written compensation benefit plan in consummation of offers made prior to the Company becoming subject to the reporting requirements of the Exchange Act. The remaining issuance was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. The investor was an accredited purchaser and an executive officer of the Company.

Pursuant to the Company's 1998 Stock Option Plan, the Company granted stock options to 36 employees at various dates from January 1 to June 30, 1999. These stock options were comprised of 1,650,000 shares of common stock, expire 5 years from the date of grant, vest in quarterly increments over a 4 year period and have exercise prices, based on the market price at the date of grant, ranging from $.81 to $2.42. During the six month period ended June 30, 1999, the Company also granted stock options to two contractors for services received. These options were comprised of 60,000 shares of common stock, expire over a range of one and one-half to 4 years from the date of grant, vest upon the completion of the related services provided and have exercise prices ranging from $.75 to $.92 per share. The granting of stock options did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.


ITEM 5.  OTHER INFORMATION

The "MANAGEMENT" section of the Company's annual report on Form 10-KSB for the year ended December 31, 1998 has been amended to expand the business experience of two directors, as follows:

BILLY ANDERS, SR. joined the Company as a member of the Board of Directors in 1995 and has served as Chairman since January 1997. Mr. Anders served as the President of the Mars Hotel Corporation in Spokane, Washington, from 1994 to June 1997, and was Chairman of the board of directors of Pacific Marine & Steel, Inc. in La Jolla, California, in 1995 and 1996. Mars Hotel Corporation was general partner of the Spokane Mars Limited Partnership ("Partnership"). In November 1997 the Partnership filed a bankruptcy petition for reorganization under Chapter 11, which was converted to a Chapter 7 liquidation in November 1998. Mr. Anders was a member of the board of directors of Output Technology Corporation, Spokane, Washington from 1989 through 1992, and served as its President and CEO during 1992. Output Technology Corporation filed a bankruptcy petition under Chapter 11 in February 1993, and the plan of reorganization was confirmed in February 1994. Mr. Anders was President and CEO and served as Chairman of the board of directors of Soricon Corporation, Boulder, Colorado, from 1986 through 1991. He also served as a business consultant and inaugural member of the board of directors of International Pacific, Inc., Spokane, Washington, from 1986 to 1992. From 1983 through 1986 he was Senior Vice-President and General Manager of Key Tronic Corporation, Spokane, Washington. Mr. Anders spent 16 years from 1967 through 1983 with the IBM Corporation in several cities in various key management positions. He was Director of Field Operations in the General Systems Division of IBM in 1980. Mr. Anders graduated from Southern University, Baton Rouge, Louisiana, in 1964 where he completed the Advanced R.O.T.C. program and was commissioned as a 2nd Lieutenant in the U.S. Army.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits to Part II:

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K filed on June 1, 1999 related to the purchase of IMark, LLC assets.

     Form 8-K/A filed on July 30, 1999 related to the purchase of IMark, LLC assets.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PLENUM COMMUNICATIONS, INC.
                                  (Registrant)

Date: August 16, 1999                  By:   /s/ Allen Ringer
                                          -------------------
                                          Allen Ringer
                                          President and Chief Executive Officer

                                 EXHIBIT INDEX

     27.1 Financial Data Schedule June 30,1999