Form 10QSB
period 1999-09-30
LION INC
filed 1999-11-15
CIK 941179

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - QSB

(Mark One)

/X/ Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       OR

/ / Transition report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     _______________

                         Commission file number 0-25159
                                                -------

                                    LION INC.
                 (Name of Small Business Issuer in its charter)

           Minnesota                                      91-1524747
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

    2201 Lind Ave. SW, Suite 200, Renton, WA                       98055
      (Address of principal executive offices)                   (Zip code)

                                (206) 236 - 1995
                           (Issuer's telephone number)

                           Plenum Communications, Inc.
                   3003-80th Ave. SE, Mercer Island, WA 98040
             (Former name and address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

As of October 6, 1999, approximately 27,400,497 shares of the Company's common stock were outstanding.

                            LION Inc. and Subsidiary
                                  Form 10 - QSB
                    For the Quarter Ended September 30, 1999

                                                                                                     PAGE NUMBER
                                                      INDEX
PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Consolidated Balance Sheets at September 30, 1999 (unaudited) and
               December 31, 1998                                                                          3

               Consolidated Statements of Operations for the three and nine month periods
               ended September 30, 1999 and 1998 (unaudited)                                              4

               Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1999 and 1998 (unaudited)                                                    5

               Notes to Consolidated Financial Statements                                                 6

Item 2         Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                              7

PART II        OTHER INFORMATION

Item 2         Changes in Securities and Use of Proceeds                                                 12

Item 6         Exhibits and Reports on Form 8 - K                                                        13

               Signatures                                                                                14

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                            LION Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   September 30,
                                                                                       1999           December 31,
                                                                                    (Unaudited)           1998
                                                                                  ----------------   ----------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $    185,791       $   566,767
    Accounts receivable, less allowance for doubtful accounts of $35,965
       and $23,350 in 1999 and 1998, respectively                                      395,086           121,302
    Prepaid expenses and other                                                         271,179            12,705
                                                                                  ----------------   ----------------

         Total current assets                                                          852,056           700,774

PROPERTY AND EQUIPMENT - net                                                           893,851           212,179

OTHER ASSETS
    Goodwill - net                                                                     529,015              -
    Other assets                                                                        35,576             6,351
                                                                                  ----------------   ----------------

                                                                                  $  2,310,498       $   919,304
                                                                                  ----------------   ----------------
                                                                                  ----------------   ----------------


                                   LIABILITIES

CURRENT LIABILITIES
    Line of credit                                                                $    206,750       $      -
    Accounts payable                                                                   291,532            45,016
    Accrued liabilities                                                                414,116           183,626
    Deferred revenue                                                                   231,852            97,828
    Related party payables                                                                -               26,188
    Convertible debentures                                                                -               85,032
                                                                                  ----------------   ----------------
         Total current liabilities                                                   1,144,250           437,690

COMMITMENTS AND CONTINGENCIES                                                             -                 -

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001 per share; authorized
       5,000,000 shares; none outstanding                                                 -                 -
    Common stock - authorized, 50,000,000 shares of $.001 par value; 27,398,497
       and 24,671,355 shares issued and outstanding in 1999     and 1998,
       respectively                                                                     27,398            24,671
    Additional contributed capital                                                   7,625,316         5,879,970
    Notes receivable from stockholders                                                (217,813)         (207,812)
    Accumulated deficit                                                             (6,268,653)       (5,215,215)
                                                                                  ----------------   ----------------
                                                                                     1,166,248           481,614
                                                                                  ----------------   ----------------

                                                                                  $  2,310,498       $   919,304
                                                                                  ----------------   ----------------
                                                                                  ----------------   ----------------

The accompanying notes are an integral part of these statements.

                            LION Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months ended September 30,            Nine months ended September 30,
                                          -----------------------------------------   -----------------------------------------
                                                1999                   1998                  1999                  1998
                                          ------------------    -------------------   -------------------    ------------------
Revenues                                  $    1,174,228        $     517,125         $    2,837,725         $    1,271,033

Expenses
    Marketing and administrative                 571,623              335,856              1,470,355                853,261
    Salaries and payroll taxes                   923,777              423,096              2,209,904              1,067,033
    Depreciation and amortization                 68,817               21,081                135,516                 55,953
                                          ------------------    -------------------   -------------------    ------------------
                                               1,564,217              780,033              3,815,775              1,976,247
                                          ------------------    -------------------   -------------------    ------------------

         Operating loss                         (389,989)            (262,908)              (978,050)              (705,214)

Other income (expense)
    Interest expense                             (62,322)            (120,054)              (112,649)              (201,875)
    Interest income                                6,564                2,190                 24,307                  3,585
    Other income                                  12,954                    -                 12,954                     -
                                          ------------------    -------------------   -------------------    ------------------

         NET LOSS                         $     (432,793)       $    (380,772)        $   (1,053,438)        $     (903,504)
                                          ------------------    -------------------   -------------------    ------------------
                                          ------------------    -------------------   -------------------    ------------------

Loss per common share                     $         (.02)       $        (.02)        $         (.04)        $         (.04)
                                          ------------------    -------------------   -------------------    ------------------
                                          ------------------    -------------------   -------------------    ------------------


The accompanying notes are an integral part of these statements.

                            LION Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine months ended September 30,
                                                                                -----------------------------------
                                                                                     1999               1998
                                                                                ----------------   ----------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net loss                                                                    $(1,053,438)       $  (903,504)
    Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization                                             135,516             55,953
          Interest earned on notes receivable                                       (16,200)            (1,336)
          Interest expense on notes payable                                              -              30,463
          Interest expense on convertible debentures                                 96,356            158,133
          Warrants issued for services received                                      47,000                 -
          Common stock issued for drawings                                               -                 400
          Common stock and stock options issued for services received                52,238              9,411
          Changes in assets and liabilities
              Accounts receivable                                                  (195,147)           (57,428)
              Prepaid expenses and other                                            (96,487)            20,169
              Deferred revenue                                                       73,230             45,989
              Accounts payable                                                      240,846             34,845
              Accrued liabilities                                                   135,420             40,616
                                                                                ----------------   ----------------
                  Net cash used in operating activities                            (580,666)          (566,289)

Cash flows from investing activities
    Deposit on leased facilities                                                    (35,577)                -
    Capitalized software development costs                                         (260,582)                -
    Cash received from purchase of assets with common stock                          26,866                 -
    Purchase of property and equipment                                             (435,024)           (83,814)
                                                                                ----------------   ----------------
                  Net cash used in investing activities                            (704,317)           (83,814)

Cash flows from financing activities
    Payments on notes payable                                                            -              (8,562)
    Payments on convertible debentures                                                   -              (6,562)
    Payments on related party payables                                              (26,188)          (114,361)
    Proceeds from line of credit                                                    206,750                 -
    Proceeds from issuance of common stock and exercise of stock options             50,950            173,625
    Proceeds from exercise of warrants                                              672,495            672,290
                                                                                ----------------   ----------------
                  Net cash provided by financing activities                         904,007            716,430
                                                                                ----------------   ----------------

Net (decrease) increase in cash and cash equivalents                               (380,976)            66,327

Cash and cash equivalents at beginning of period                                    566,767            104,604
                                                                                ----------------   ----------------
Cash and cash equivalents at end of period                                      $   185,791        $   170,931
                                                                                ----------------   ----------------
                                                                                ----------------   ----------------

Supplemental non-cash investing and financing activities:
    Exercise of stock options by notes receivable                               $    10,000        $   156,250
    Related party debt converted to common stock                                $         -        $   447,577
    Debentures converted to common stock                                        $   181,388        $   306,494
    Issuance of warrants on line of credit guarantee                            $   134,000        $         -
    Notes payable converted to common stock                                     $         -        $   203,381
    Accrued liability on capitalized software costs                             $    49,000        $         -
    Purchase of assets with common stock                                        $   600,001        $         -

The accompanying notes are an integral part of these statements.

                            LION Inc. and Subsidiary

                                  Form 10 - QSB

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related notes are presented as permitted by Form 10 - QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1998. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10 - KSB of LION Inc. (formerly Plenum Communications, Inc.) and its subsidiary, Lioninc.com, collectively referred to as the Company, and notes thereto, for its fiscal year ended December 31, 1998.

NOTE 2.   LOSS PER SHARE

The Company accounts for loss per share under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share (EPS). Loss per share is based on the average number of shares outstanding during each period and income available to common stockholders. The weighted average number of common shares outstanding were 26,913,374 and 22,810,707 for the three months ended September 30, 1999 and 1998, respectively, and 25,956,231 and 21,463,755 for the nine months ended September 30, 1999 and 1998, respectively. The computation for loss per common share assuming dilution for the three and nine months ended September 30, 1999 and 1998 was anti-dilutive, and therefore, is not included.

NOTE 3.   LINE OF CREDIT

The Company's operating subsidiary, Lioninc.com, obtained a $650,000 line of credit on September 9, 1999. The underlying note bears interest at the Bank's prime rate plus 1.75 percent (10 percent at September 30, 1999) and matures on September 7, 2000. Any amounts advanced are personally guaranteed by the CEO of LION Inc. and a prominent businessman and shareholder of the Company. There are security agreements on Lioninc.com's assets and intellectual property. The Company is required to use 60% of all equity raised through the exercise of outstanding warrants to repay outstanding balances on the line of credit.

The Company had an outstanding balance on the line of credit totaling $206,750 at September 30, 1999. See related comments in the Liquidity and Capital Resources section of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document.

Except for the historical information contained herein, the matters discussed in this Form 10 - QSB include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All statements that look forward in time or include anything other than statements of historical fact are forward-looking statements. Such statements are based upon the beliefs of, and information currently available to, the Company's management, and involve risks and uncertainties that may affect the Company's actual results of operations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Those risks and uncertainties, which are discussed in more detail in the Company's Form 10 - KSB filed with the Securities and Exchange Commission, include but are not limited to: (i) uncertainties of achieving profitability; (ii) market demand for quality, accurate and timely information on a consistent basis; (iii) the competitive market for Internet-based services in which the Company operates, and uncertainties as to continued end-user acceptance of the Company's services and products; (iv) dependence on the Internet and current software standards;
(v) dependence on mortgage brokers and the mortgage brokerage industry; (vi) possible undercapitalization and the need for future financing; (vii) dependence on hardware and other equipment and services used for system database security;
(viii) the impact of mergers and acquisitions; (ix) the impact of the Year 2000 related issues; and (x) risks associated with the introduction of new products and services.

The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

BACKGROUND

LION has been helping mortgage professionals grow and prosper their businesses since October of 1990. In May of 1995, LION was one of the first American businesses to extend its services nationally over the Internet. Drawing upon its extensive technological expertise and its mortgage industry background, LION has now emerged as one of the premier providers of cutting-edge Internet products for the $1+ trillion mortgage industry.

LION-Pro Products

LION-Pro helps mortgage professionals (brokers and lenders) create profitable business-to-business transactions over the Internet. Beginning in 1990, LION began creating what is now one of the largest databases of home loan products on the Internet. This database allows over 5,300 subscribing mortgage brokers and 450 lenders to easily transact business, electronically, each day. LION-Loan SearchTM, a key feature of the LION-Pro product, allows mortgage broker members to perform comprehensive searches on this extensive database to quickly find the right product for their customer. The database represents over 17 million pricing variants from over 17,000 loan programs in 38 defined regions around the country. The database is updated every day. Another popular feature of the LION-Pro service is LION-Loan LinkTM, which allows the subscribing mortgage brokers to submit harder-to-place loan requests to "sub-prime lenders" throughout the nation

Other LION-Pro services highly valued by subscribing members include LION News-Now(TM), which gives subscribers access to important industry news and lets them easily track interest rate changes throughout the day, and LION Documents-On-Demand(TM), which gives access to lender's daily rate sheets and other documents via fax or a PDF download.

Web sites

In addition to the many services provided for LION-Pro subscribers, LION also develops and hosts web sites for wholesale lenders (#1 in nation), mortgage brokers (#2 in nation), mortgage associations (#1 in nation), and co-brands electronic mortgage centers for real estate company web sites (2,050+).

In addition to the creation of web sites, LION provides Internet Traffic Strategies to drive traffic to these sites and Ad Banner Sales.

LION's web sites include Lioninc.com, LionAu.com, LionChoice.com,
Mortgage-101.com, and AMO-mortgage.com. Investor information can be found at lioncorp.net

LION-Choice Products

Whereas LION-Pro services help mortgage brokers and lenders use the Internet to create business-to-business relationships, LION-Choice products help mortgage brokers develop their Internet strategy to serve their borrowers. Through its LION-Choice Internet services, LION helps borrowers determine if they can afford to buy a home (mortgage101.com), what loan might best meet their needs (amo-mortgage.com), and how to find a local or national mortgage broker to help them in the mortgage process. LION-Choice offerings also include e-commerce solutions with full featured, highly interactive and content rich web sites for mortgage brokers.

LION is currently constructing a new consumer site, which will leverage the LION database, wholesale lenders and local mortgage brokers into a powerful mortgage site available to consumers. Consumers will have the best of both worlds: 1) searching a comprehensive, nation-wide mortgage database, and 2) the choice of performing the transaction on-line, in person with a local company, or a combination of both.

LION-AU Products

There is an electronic revolution occurring in the mortgage industry. The older paper-driven mortgage loan process is being rapidly replaced with fast, efficient electronic processes. "Automated underwriting" (AU) is driving much of this electronic revolution. AU makes electronic underwriting decisions in seconds, as opposed to days, and vastly simplifies the mortgage loan process

LION is developing the Internet technology that allows mortgage brokers and lenders to successfully create, receive and submit loan applications "electronically" for quick AU approval. By creating these cutting-edge Internet products and providing an Internet portal for AU providers, LION is enabling its customers to compete in the new Internet environment.

Research and Development

LION recently created a new R&D department so that Internet products and services can be developed and quickly deployed to meet its customers' needs. These customers include borrowers who want to use the Internet to become more informed about the home loan process and those who want to shop for home loans over the Net; real estate companies who want to use the Internet to more efficiently help their customers find and buy (finance) homes; brokers who use the Internet to find great loans for their customers, and who want to make the home loan process fast and convenient for their customers; lenders who want to have "electronic docking and launching stations" custom built so they can do business electronically over the Internet with brokers, borrowers, and AU providers; and GSEs, such as Fannie Mae, who are leading many of the electronic Internet initiatives in the $1+ trillion mortgage industry.
RESULTS OF OPERATIONS

REVENUES

Revenues increased to $2,837,725 from $1,271,033 for the nine months ended September 30, 1999 and 1998, respectively. This represents an increase of $1,566,692 or 123%. Total revenues of $2,837,725 for the nine months ended September 30,1999 were comprised of mortgage broker fees of $2,128,548 or 75%, lender fees of $487,358 or 17%, ad banner revenues of $128,621 or 5%, broadcast fax fees of $76,253 or 3% and all other fees and discounts of $16,945 or less than 1%. Three areas of the Company's business have continued to contribute to a majority of this increase over the previous nine month period. First, the on-going development of the Company's growing base of subscribing mortgage brokers and participating lenders by region throughout the United States has contributed to a majority of the growth in its core LION-Pro products, representing $878,706 of the $1,566,692 increase. Second, with the acquisition of the IMark assets and its mortgage industry Internet sites on May 17, 1999, LION-Choice products contributed $418,866 of new revenues. Finally, the Company's lender services area contributed $230,667 of new revenues.

Revenues increased to $1,174,228 from $517,125 for the three months ended September 30, 1999 and 1998, respectively. This represents an increase of $657,103 or 127%. Total revenues of $1,174,228 for the three months ended September 30,1999 were comprised of mortgage broker fees of $905,945 or 77%, lender fees of $189,305 or 16%, ad banner revenues of $49,763 or 4%, broadcast fax fees of $22,296 or 2% and all other fees and discounts of $6,919 or 1%. The reasons for the increase are similar to those discussed in the preceding paragraph.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses are comprised of marketing and advertising costs, outside consulting services, telecommunications expenses and other marketing and administrative related expenses. Marketing and administrative expenses increased to $1,470,355 from $853,261 for the nine months ended September 30, 1999 and 1998, respectively. This represents an increase of 617,094 or 72%. Marketing and administrative expenses as a percentage of revenues improved to 52% from 67% for the nine months ended September 30, 1999 and 1998, respectively. These costs as a percent of revenue are expected to decrease throughout the remainder of 1999 and into 2000. The increase in costs was due primarily to (1) management consulting services for strategic planning, accounting and legal expenses supporting increased external reporting requirements with the SEC and investors, (2) investment in systems, processes and occupancy costs in order to provide value added products and services in the future and (3) advertising, direct mail and trade show expenses. The Company will continue to invest its resources in new systems and processes to develop and deliver its value added products and services.

Marketing and administrative expenses increased to $571,623 from $335,856 for the three months ended September 30, 1999 and 1998, respectively. This represents an increase of $235,767 or 70%. Marketing and administrative expenses as a percent of revenues improved to 49% from 65% for the three months ended September 30, 1999 and 1998, respectively. The comparison of percentages for the three month periods is consistent with the nine month periods.

SALARIES AND PAYROLL TAXES

Salaries and payroll tax expenses increased to $2,209,904 from $1,067,033 for the nine months ended September 30, 1999 and 1998, respectively. This represents an increase of $1,142,871 or 107%. Salaries and payroll tax expenses as a percentage of revenue improved to 78% from 84% for the nine months ended September 30, 1999 and 1998, respectively. The Company has grown to 104 associates at September 30, 1999 from a total of 50 associates at September 30, 1998. Most of the growth has been in the areas of sales, customer service, finance, web site development and software engineering. The Company anticipates that salaries and payroll expenses will grow in absolute dollars as it develops its infrastructure to support systems and processes to deliver its value added products and services.

Salaries and payroll tax expenses increased to $923,777 from $423,096 for the three months ended September 30, 1999 and 1998, respectively. This represents an increase of $500,681 or 118%. This trend has increased compared to the first six months of 1999 compared to the same period in the prior year where the rate of increase was 100%. Salaries and payroll tax expenses as a percentage of revenue improved to 79% from 82% for the three months ended September 30, 1999 and 1998, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased to $135,516 from $55,953 for the nine months ended September 30, 1999 and 1998, respectively. This represents an increase of $79,563 or 142%. Depreciation and amortization expenses were 5% and 4% of revenues for the nine months ended September 30, 1999 and 1998, respectively. The increase of $79,563 was due primarily to the purchase of telecommunications equipment and computer hardware needed to expand and improve the Company's telecommunications and computer systems infrastructure. The Company expects these capital expenditure requirements to continue to grow in the future in order to provide its value added products and services in both a timely and efficient manner. In addition, goodwill from the May 17, 1999 IMark acquisition of assets totaling $566,801, contributed approximately $37,800 of amortization expense through September 1999.

Depreciation and amortization expenses increased to $68,817 from $21,081 for the three months ended September 30, 1999 and 1998, respectively. This represents an increase of $47,736 or 226%. Depreciation and amortization expenses were 6% and 4% of revenues for the three months ended September 30, 1999 and 1998, respectively. Amortization expense related to goodwill from the IMark acquisition represented approximately $28,300 of the increase.

INTEREST EXPENSE

Interest expense is comprised primarily of (1) interest on convertible debentures and amortization of loan fees related to the Lioninc.com line of credit for the three and nine month periods ended September 30, 1999 and (2) interest on convertible debentures, related party debt and notes payable for the three and nine month periods ended September 30, 1998. All applicable debt accrued interest ranging from 10% to 12%. Interest expense of $112,649 for the nine months ended September 30, 1999 is attributed to terms in the two convertible debenture agreements that allows quadruple the number of shares to be purchased at the date of conversion to common stock if the convertible debentures are held to maturity. This quadrupling affect is recorded as interest expense and was approximately $96,000 for the nine months ended September 30, 1999. The two debentures matured and were converted to stock of the Company in July and August of 1999.

For the three months ended September 30, 1999, interest expense decreased to $62,322 compared to $120,054 for the three months ended September 30, 1998 resulting primarily from the payoff of related party debt and notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and capital expenditure requirements through private placements, exercise of stock warrants, issuance of convertible debentures and borrowings from related parties and others. At September 30, 1999, the Company had approximately $186,000 in cash and cash equivalents.

During the nine month period ended September 30, 1999, the Company used net cash of $580,666 in its operating activities, compared to the use of $566,289 for operations in the nine month period ended September 30, 1998. The increase in cash used in operations was primarily attributable to the increased expenses discussed above in the "Results of Operations" section of this report.

During the nine month period ended September 30, 1999, the Company used net cash of $704,317 for its investing activities as compared to $83,814 for the same period in the prior year. The increase consisted primarily of $260,582 in capitalized software development costs and $435,024 for the acquisition of property and equipment for its Seattle, Spokane and Denver operations

The Company has obtained a $650,000 line of credit that matures September 7, 2000. The intent of the line of credit is to cover the time period in between exercises of stock warrants coming due in the latter part of the fourth quarter of 1999 and the first six months of 2000. At September 30, 1999, the Company has drawn $206,750 against the line of credit. Beginning November 1, 1999, per debt covenants on the underlying agreement, 60 percent of all proceeds from the exercise of stock warrants must be applied to the outstanding balance on the line of credit. The remaining 40 percent of the proceeds can be used in the Company's operations.

During the fourth quarter of 1999 and the first half of 2000, the Company plans to supplement its financing of operations and growth through the exercise of these stock warrants. If the outstanding warrants fail to be exercised at sufficient levels, the Company will require additional financing sources. In addition, if the Company were to be unsuccessful in obtaining additional financing and if the warrants do not exercise at sufficient levels, this could have a material adverse effect on the Company's business, financial condition and results of operations.

However, a high percentage of warrants have exercised through September 1999. Warrants with expiration dates during the first nine months of 1999 totaled approximately $464,000. Of this amount, approximately $409,500 or 88% were exercised as compared to an exercise rate of 84% during all of 1998. During the first nine months of 1999, approximately $263,000 of additional warrants exercised that had expiration dates after September 30, 1999.

Warrants with expiration dates during the three months ended September 30, 1999 totaled approximately $130,000. Of this amount, approximately $107,850 or 83% were exercised. During the three months ended September 30, 1999, approximately $116,000 of additional warrants exercised that had expiration dates after September 30, 1999.

At September 30, 1999, outstanding warrants with expiration dates during the fourth quarter of 1999 total approximately $840,000 and warrants with expiration dates from January 1 to July 10, 2000 total approximately $1,927,500.

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


                           PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 1999, outstanding warrants were exercised by 32 existing shareholders for 1,412,986 common shares. Total cash consideration received was $672,495. The issuances of common stock to investors upon exercise of warrants were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The investors were accredited or sophisticated purchasers. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the certificates issued in the transactions. The recipients of securities in each such transaction had pre-existing relationships with the Company. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

On September 9, 1999, the Company granted warrants to 2 participants as guarantors on Lioninc.com's $650,000 line of credit. The warrants granted totaled 280,000 common shares at an exercise price of $1.06 and an expiration date of September 9, 2001. The granting of stock warrants did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

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

During the nine month period ended September 30, 1999, stock options were exercised by 13 employees for a total of 845,000 common shares. Cash consideration was received from 9 of the employees in the total amount of $50,950 for 805,000 shares at exercise prices ranging from $.01 to $.50 per share. Promissory notes were received from 4 participants in the total amount of $10,000 for 40,000 shares at an exercise price of $.25 per share. The promissory notes accrue interest at 10% per annum and are due March 30, 2000. The issuances of common stock to twelve of the employees upon exercise of the stock options were deemed to be exempt from registration under the Securities Act in reliance on Rule 701, and were issued pursuant to a written compensation benefit plan in consummation of offers made prior to the Company becoming subject to the reporting requirements of the Exchange Act. The remaining issuance was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. The investor was an accredited purchaser and an executive officer of the Company.

Pursuant to the Company's 1998 Stock Option Plan, the Company granted stock options to 58 employees at various dates from January 1 to September 30, 1999. These stock options were comprised of 1,920,000 shares of common stock, expire 5 years from the date of grant, vest in quarterly increments over a 4 year period and have exercise prices, based on the market price at the date of grant, ranging from $.81 to $2.42. During the nine month period ended September 30, 1999, the Company also granted stock options to two contractors for services received. These options were comprised of 60,000 shares of common stock, expire over a range of one and one-half to 4 years from the date of grant, vest upon the completion of the related services provided and have exercise prices ranging from $.75 to $.92 per share. The granting of stock options did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

ITEM 4.  SUBMISSION OF ITEMS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Shareholders with a quorum present was held on August 20, 1999. The sole matter to be acted upon was a proposal to change the name of the Company from Plenum Communications, Inc. to LION Inc. and to amend the Articles of Incorporation. By a vote of 12,658,704 in favor of the proposal and 53 against, the proposal was approved.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits to Part II:

         Exhibit 10.5 - Premises Lease Agreement (Renton Property) dated as of June 30, 1999 (lease term beginning September 13, 1999)

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    LION INC.
                                                    ---------
                                                   (Registrant)

Date: November 15, 1999                   By:   /s/ Allen Ringer
                                          ---   ----------------

                                                Allen Ringer
                                                President

                                  EXHIBIT INDEX

10.5 Premises Lease Agreement (Renton Property) dated as of June 30, 1999 (lease term beginning September 13, 1999)

27.1      Financial Data Schedule September 30, 1999