Form 10KSB40
period 1999-12-31
PLENUM COMMUNICATIONS INC/MN
filed 2000-04-14
CIK 941179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

(Mark One)

/X/ Annual report under section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1999

                                       OR

/ / Transition report under section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to _______________

Commission file number  0-25159
                        -------

                           PLENUM COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in its charter)

            Minnesota                               91-1524747
 (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

 2201 Lind Avenue SW, Suite 200, Renton, WA                  98040
 (Address of principal executive offices)                  (Zip code)

                                (425) 902 - 4140
                           (Issuers telephone number)

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB ( )

     Issuer's revenues for its most recent fiscal year $4,241,277

     On April 4, 2000, approximately 32,842,753 shares of the Company's common stock were outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the Company as of April 4, 2000 was approximately $17,139,896 based on the closing price for shares of the Company's common stock as reported by the OTC Bulletin Board for that date. Shares of common stock held by officers, directors and affiliates thereof and holders of 10% or more of the outstanding common stock have been excluded because these people may be deemed as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     No documents are incorporated by reference.

     Transitional Small Business Disclosure Format (check one):
      Yes ( ) No (X)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND INFORMATION

     The Company was founded in Minnesota in 1972 as Combined Enterprises, Inc., changed its name to Assign, Inc. in 1987, and was reorganized into its current structure in February 1989, by means of a change of control acquisition. In March 1989 the name of the Company was changed to Mortgage Brokers Network, Inc., and to Plenum Communications, Inc. in October 1991. Plenum Communications also does business as LION Inc. The Company's common stock trades on the OTC Bulletin Board under the symbol "LINC".

     The Company's wholly-owned subsidiary, Lioninc.com, formerly known as Infosytems, Inc., did business as Mortgage Information Systems, Inc. ("MISI") from 1991 to 1995 and as Lenders Interactive Online Network ("LION") from 1995 to 1999. Infosystems, Inc. changed its name to LION, Inc. in 1998 and again to Lioninc.com, Inc. in 1999.

     Lioninc.com, and its predecessor, MISI, has been a provider of online business-to-business (B2B) products and services for the mortgage industry since 1991. Its products and services bring together borrowers, real estate companies, mortgage brokers, mortgage lenders, financial institutions and the secondary market in order to facilitate the origination of home loans. Lioninc.com is an industry leading provider of internet based products and services for mortgage brokers and lenders. These products include: a network of consumer mortgage sites, broker web sites, broker to consumer marketing, an extensive on-line database of mortgage rate and fees, an online loan placement service, lender web sites, lender to broker marketing, and automated loan underwriting systems.

INDUSTRY INFORMATION

     CONSUMER. Consumers looking to purchase homes or refinance the mortgage on their existing homes can obtain a loan through a retail lender or through a mortgage broker.

     MORTGAGE BROKER. Mortgage brokers originate loan applications and place the loan with one of many wholesale lenders and assists in the processing, fulfillment, and closing of the loan. According to an industry report prepared by Wholesale Access, mortgage brokers originate over 70% of all residential mortgages.

     RETAIL MORTGAGE BANKER. Mortgage bankers perform the same functions as a mortgage broker and also arrange a line of credit that enable them to approve, close, and then sell loans to a company that will service the mortgage loan.

     WHOLESALE LENDER. Wholesale lenders operate through independent mortgage brokers to obtain loans and then either sell or keep the loan for servicing.

     HYBRIDS. There are many hybrid companies that have both wholesale and retail operations. These companies serve the public through branch offices and "wholesale rates" to mortgage brokers.

     GSEs. The government sponsored enterprises, including Fannie Mae and Freddie Mac, are major purchasers of loans. These GSEs set the rules and guidelines for purchasing "conforming loans" that meet their criteria.

CUSTOMER BASE

     Mortgage brokers, wholesale lenders and industry affiliates constitute Lioninc.com's principal income base, and therefore, the Company's primary sources of revenue. While borrowers are not currently part of Lioninc.com's revenue base, they directly impact the Company's core customer base. Each of Lioninc.com's customer segments are discussed below in more detail.

     MORTGAGE BROKERS. Recent studies by Wholesale Access indicate that there are approximately 23,000 mortgage brokerage firms in the country. On average, there are 4-5 loan officers per firm. Assuming 23,000 firms and an average of 4-5 loan officers per firm, there appears to be a total market of approximately 90,000 mortgage originators.

     Large Mortgage Broker firms who have 50-100 loan officers in one location tend to be spread out geographically with no more than 10-25 loan officers in a single office. In contrast, the majority of mortgage brokers operate much like sole practitioners with less than 10 employees.

     There has been a growing trend toward consolidation in the industry through franchises and, more commonly, "net branch" arrangements. Under these arrangements the central office provides compliance, administration, a brand name, and professional marketing materials which allows the small brokerage operation to focus on servicing their clients. These firms are actively seeking ways to use technology to increase efficiencies, and we believe Lioninc.com provides an Internet solution.

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

     Brokers vary on how much to mark up the loan. Some use a flat amount for most loans, such as 1%. Others may consider such factors as loan size, price sensitivity of the client, difficulty of placing the loan, and/or the extent to which price competitiveness is or is not part of their strategy.

     Brokers typically deal with a number of lenders. Most brokers report that they concentrate their business with just a few lenders, typically about five. However, they may be "approved" to do business with 30 or more, and may receive daily rate information from 50 or more.

     When the broker provides a quote for a particular client, he historically would be required to check the faxes of primary lenders to determine the current rates for the kind of program the client has requested or the broker is suggesting. For loans with issues making clients marginal candidates, brokers often have to consult the remaining fax information or call lenders who provide a solution for the particular situation. Because each lender's rate sheet is formatted differently from the others, finding programs on rate sheets with which the loan officer is unfamiliar is time consuming. Since it is inefficient to keep up with program and pricing changes from every lender with daily faxes, brokers can only monitor 3-5 lenders on a regular basis.

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

     Since brokers are very "price sensitive," they aggressively shop with price being the deciding factor in selecting a lender. Occasionally, if they find an attractive rate from a lender with whom they are not currently approved, they will try to become approved in order to place a particular loan. However, seeking a new lender relationship in the midst of a loan placement is risky, because the loan may be delayed or may not close at all as a result of the time required to obtain approval and the possibility of not being approved.

     Historically, the process of checking rates, fees and choosing a lender has been a manual and inefficient one. Lioninc.com's service is designed to make this process dramatically more efficient, and to give the broker the best opportunity to compete. Some rate information is now available elsewhere on the Internet, but the Company believes the LION web site is currently a principal place where all of the key indicators relevant to mortgage brokers appear together in one, easily readable format.

     The mortgage broker must maintain a competitive advantage over other mortgage brokers, mortgage bankers, and large retailers. The internet and other advanced technologies allow efficiencies that decrease the costs of loan production. The mortgage broker can currently develop a web site, promote this web site, take applications, import into software and Automated Underwriting engines, and communicate with potential and current customers. Lioninc.com simplifies internet origination through one seamless path from the consumer web site to an Automated Underwriting decision.

     WHOLESALE LENDERS. Lioninc.com's participating lenders are primarily "wholesale" lenders who operate through independent mortgage brokers. The mortgage brokers work directly with the consumer to complete the application and submit the application to the lender for approval. If the loan is approved, the lender then funds the mortgage at closing. Some of the wholesale lenders also have a separate "retail" operation that works directly with the customer. In some cases, that retail operation can operate as a broker and place loans with other wholesale lenders.

     In any given market, typically 50 to 75 percent of the wholesale lenders and probably a larger percentage of the loan volume are approved by either national or large regional lenders.

     Loans are further segmented into "conforming" and "non-conforming" (also known as "sub prime"). Strictly defined, a "conforming loan" is one that meets the requirements set by Fannie Mae and Freddie Mac as loans these GSEs will purchase from lenders. Conforming loans must meet GSE criteria for loan size, credit standing of the borrower, borrower income relative to the loan payment, loan amount to value of property, type of property and with respect to specific documentation required to prove they meet these requirements.

     Some lenders deal primarily in conforming loans, but also will offer programs for loans that meet most of these requirements except for one or two. For instance, many will offer programs for "jumbo" loans, those that exceed the maximum loan size for conforming loans (currently $252,700 for single family residences), and many will accept less rigorous documentation. The lenders cannot sell these loans to the GSEs . They can either keep these loans in their own portfolios or sell them to entities other than the GSEs.

     "Non-conforming loans" do not meet the requirements for purchase by the GSEs. Lenders work with borrowers who have had some level of credit problems in the past (known as "A minus, B, C or D" rated credit), whose ratio of loan payment to income is higher than allowed under conforming rules, or who may be purchasing a property type that is not permitted under conforming rules (i.e. a log home or certain condominiums). These non-conforming loans are considered to be higher risk and command higher fees or rates.

     Each lender usually offers many "programs." A program is a loan with a particular set of terms. For example, typically there will be some 30-year fixed rate programs, some 15-year fixed rate programs and some adjustable rate mortgage ("ARM") programs. The rates and terms for each of these may vary by size of loan, kind of property, credit rating, loan amount compared to property value and other factors. The many combinations of these variables result in lenders typically having 13-18 different programs and some having up to 50 programs. Furthermore, each program has a "matrix" or array of rates available depending upon the points the borrower pays. For instance, a 30 year fixed rate program might be priced at 7% if the borrower pays one point up front, but at 6-3/4% if he pays two points up front. The pricing matrix also may have standard amounts by which the stated fees or rates increase or decrease based on certain factors. For instance, for condominium loans, 1/4 point might be added to the fee; or for loans over $125,000, 1/8 might be subtracted.

     INDUSTRY AFFILIATES. Another market consists of companies who sell services or advertising to lenders, brokers or consumers seeking mortgage loans. These companies are potential advertisers on the Lioninc.com web sites. Examples include title insurance companies, credit reporting agencies, escrow service companies, flood insurance companies, mortgage insurance companies, appraisers, origination software companies, mortgage associations, training companies and other general vendors to small businesses (i.e. cell phone companies, business insurance agencies, pager companies, copier companies and general computer hardware and software companies).

     BORROWERS. Borrowers are currently using the internet to search for information to assist them in finding a mortgage company. The Morgan Stanley Dean Witter's 1999 Mortgage Report estimates that around 60% of all mortgage shoppers did online research and 1% applied for a loan. The primary reason for an online information search is to find the lowest interest rate. Secondary reasons include calculations, information, and convenience. The borrower should become more comfortable with technology and more often move past the information seeking stage. The report estimates that up to 10% of all mortgage shoppers will apply online by the Year 2005.

SERVICES AND PRODUCTS

     Lioninc.com offers a number of products and services related to mortgage brokers, wholesale lenders and industry affiliates. They are as follows:

MORTGAGE BROKER PRODUCTS.

     Lioninc.com offers mortgage brokers various online products and services. LionPro ("www.lioninc.com") is a subscription service and is the Company's largest source of revenue. LionChoice ("www.lionchoice.com") provides fee-based Internet solutions for mortgage brokers.

     LIONPRO SUBSCRIPTION. Brokers have two choices when purchasing LionPro services. They may choose an individual subscription for just one user; or a corporate account suitable for multiple users. The corporate account is discounted in proportion to the number of users. To date, most Lioninc.com customers are individual subscribers. The subscription includes the following products:

     LION LOAN SEARCH. LION Loan Search(TM) simplifies, automates and compiles ratesheet information for brokers in minutes. Instead of wading through a pile of ratesheets and manually adding or subtracting adjustments, brokers simply fill out a short form on the Lioninc.com web site. Brokers enter up to 50 loan variables and LION Loan Search(TM) identifies programs in the Lioninc.com database, one of the largest in the mortgage industry, which fit their search criteria. The software generates a program list, ordered by rate, lender and other key characteristics--using a daily updated database. This feature is the foundation of the Lioninc.com service, the key time saver for the broker, and the reason most brokers subscribe.

     LION LOAN~LINK. Sub-prime loans do not fit as readily into a search format as "A" credit loans because lenders' views differ for A-, B, C or D credit ratings. Instead of a loan search, Lioninc.com offers "Loan~Link(TM)" for sub-prime loan brokers. With LION Loan~Link(TM), brokers fill out a form containing basic borrower and transaction criteria. Loan~Link(TM) e-mails or faxes the completed form to the lenders selected by the broker. The interested lenders respond to the broker.

     LION NEWS NOW. Updated twice daily, LION News Now(TM) offers a concise, comprehensive review of the Financial Market's rate activity, events and upcoming economic indicator reports with mortgage market commentary. LION News Now(TM) offers a daily morning and market close summary by condensing information from a variety of periodicals and online service reports. Some members purchase the Lioninc.com services solely to access this feature.

     MARKET SNAPSHOT. The Financial Market Snapshot is currently the only place where you can find all of the key financial market indicators that are most relevant to the mortgage industry concisely presented in one clear chart.

     RATESHEETS ON DEMAND AND DOCUMENTS ON DEMAND. Brokers can pull up lender ratesheets and other documents, view them on the screen, download them to their PC to print, or have them sent directly to their fax machine.

LIONCHOICE PRODUCTS

     WEB SITE SERVICES. Lioninc.com, through its LionChoice products and services, develops, hosts and markets web sites for mortgage brokers and retail originators.

     There are two types of web site packages, custom design packages and template design packages. The custom design package involves designing a web site with a `look and feel' that is unique to the company. The package includes the internet design of company logo, navigational button sets, customer contact forms, and customized content such as special product offerings, directories, individual pages, and unique marketing messages. The custom design packages require a setup fee and a monthly maintenance fee for updates, search engine placement, and internet strategy coaching.

     The custom design packages support an internet brand and provides Mortgage101.com technology. The template design package only features the Mortgage101.com technology with a choice of template designs. The template designs require a minimal setup fee and monthly maintenance fee for the Mortgage101.com technology license.

     The Mortgage101.com technology includes the ability to post interest rates for both conforming and "sub-prime" loan programs, an online library of mortgage articles, interactive mortgage calculators, a pre-qualification tool, and an online secure application.

     The Mortgage101.com technology can also be added to any existing web site. The technology implementation instructions are given to the web developer of the mortgage company. The technology is linked to the Mortgage101.com site where the technology contains the `look and feel' of the existing site. Integration can be accomplished by a web developer in less than one hour.

     The pre-qualification tool and the online secure application drive potential customer leads and online originations to the mortgage broker or retail originator. The online secure application is formatted for import into all major Loan Origination Software, such as Calyx Point and Byte Qualifier. The online secure application format also interfaces with LION Automated Underwriting solutions, the 1003 Manager and the Fannie Mae\LION DO Center. This format supports an online origination path to the mortgage broker or retail originator from consumer application to Automated Underwriting making a mortgage loan decision available via the internet.

     LionChoice also offers an Enterprise Solution for companies who request custom applications, features, tools, and extensive design work. The Enterprise Solution is priced "case-by-case" based on the degree of work. A Multi-Originator package offers companies the ability to deliver an internet strategy for each of its originators powered by Mortgage101.com technology. Each originator can control rate and fee pricing and directly receive potential customer leads and online originations.

     INTERNET MARKETING. Lioninc.com also provides brokers with marketing opportunities through the Company's network of consumer mortgage sites. The network includes America Mortgage Online("www.amo-mortgage.com"),
Mortgage101.com and segmented market sites such as BCMortgage.com, VAMortgageOnline.com, and FHAMortgageOnline.com.

     The consumer network of sites attract approximately 600,000 visitors per month. Consumers are looking for help in understanding the mortgage process and searching for interest rates. The Mortgage101.com content is a library of 160 articles and tools designed to provide the answers to mortgage questions. The AMO Interest Rate Survey features live daily rates from over 400 companies on over 30 loan programs. The content and rates funnel potential customer leads and online originations through online forms, a prequalification tool, and a secure application.

     This internet marketing service enables borrowers and mortgage companies to use the Internet to develop business-to-consumer relationships. While consumers are not charged to use this information, the network of America Mortgage Online web sites provides a lead generator for brokers and retail lenders who pay a monthly fee to participate in front of AMO-Mortgage.com and Mortgage101.com's large audiences. The monthly fee allows the mortgage company to participate in the Interest Rate Survey, list their company in directories, and promote their marketing message via banner advertising.

LENDER PRODUCTS AND SERVICES

     MARKETING PACKAGES. The Company believes a strong LION Loan Search(TM) product must contain the majority of lenders in the market. All lenders are encouraged to post up to ten (10) loan programs in LION Loan Search(TM) at no cost. Some lenders maximize their exposure in LION Loan Search(TM) by placing additional programs for a fee.

     The Lender Marketing Package also includes participation in the LION Loan~Link(TM) service, posting the lender's ratesheet into the Ratesheets on Demand product, and provides login and password access to the Lioninc.com system.

     A button leading to the lender's homepage appears next to the lender's name in the program details section of LION Loan Search(TM), and in the lender list in LION Loan~Link(TM). Rotating banners on various Lioninc.com pages also give additional links to lender homepages.

     LENDER HOMEPAGES. Lioninc.com has created web sites for a number of lender wholesalers in the country. A Lioninc.com generated homepage will typically include a mission statement of the lender, rolodex of contacts, ratesheets, a LION Loan Search(TM) that contains only its own programs, documents and forms needed to submit loans, and a section of current announcements or program promotional material.

     AUTOMATED UNDERWRITING (AU). Fannie Mae Desktop Originator and Desktop Underwriter are one of the mortgage industry's leading automated origination and underwriting systems. Desktop Originator, when used in conjunction with Desktop Underwriter, delivers fast, objective loan recommendations and provides lenders with access to many cost and time-saving benefits including streamlined processing, documentation, and property valuation. Desktop Originator and Desktop Underwriter also offer lenders access to products that can expand their markets and help them reach out to more potential homebuyers.

     In mid-1999, Lioninc.com launched LION-AU through Fannie Mae's Desktop Originator. For the first time, brokers who are sponsored by Fannie Mae-approved lenders can use the Internet to send electronic home loan applications directly into Fannie Mae for automated underwriting through "www.lioninc.com/desktoporiginator". As a result, Lioninc.com's subscribing mortgage brokers can quickly deliver an underwriting decision to the customers.

     LOANCAT. Lioninc.com is currently developing software applications to support online wholesale origination and fulfillment services. As an application service provider (ASP) in the business-to-business (B2B) space, Lioninc.com will customize and host a wholesale lender's web site, as well as provide the software applications needed to automate a lender's loan pipeline. LoanCat will allow lenders to provide brokers with web-based tools that facilitate an efficient and fast loan process. The product will feature origination applications such as product and pricing search engines, real-time rate locking capabilities, electronic 1003 manager, loan status monitoring and a broadcast E-mail center. All of these features will be secured by Lioninc.com's access-control module. This access feature provides a complete and secure E-commerce solution.

BANNER ADVERTISING

     Lioinc.com has a variety of banner locations available as advertising spots. These can be linked to a homepage or other marketing material. Fees are based upon the frequency of the page views and the page location. Purchasers of LION advertising have included major lenders, industry affiliates and Fannie Mae.

SALES AND MARKETING

     Of Lioninc.com's principal subscriber base, consisting of mortgage brokers, wholesale lenders and industry affiliates, brokers currently constitute the largest source of revenue. As the broker subscriber base grows, it is expected that the lenders and affiliates seeking access to that broker base will follow. Consequently, most of the marketing effort is devoted to the broker group. The Company seeks to focus its marketing efforts or increase its visibility to this group in a number of ways:

     SALES FORCE. Lioninc.com maintains a professional sales force compensated on a commission basis after an initial three-month internship. The sales force make telephone solicitations, handle inbound phone inquiries and contact brokers who register for the Company's service.

     TRADE SHOWS. The large state mortgage broker associations conduct annual trade shows which include a schedule of speakers and/or workshops, as well as exhibition hall where lenders and industry affiliates promote their products from booths. At many of these shows, Lioninc.com has participated as a speaker and exhibitor.

     TRADE JOURNALS ADVERTISING AND ARTICLES. There are three primary mortgage publications, ORIGINATION News, MORTGAGE ORIGINATOR and THE MORTGAGE PRESS. The first two are national publications with approximately 19,000 and 25,000 subscribers, respectively. THE MORTGAGE PRESS publishes a state association periodical for 25 states, and distributes the issues at no cost very broadly to an estimated audience of over 200,000.

     The Company advertises regularly in these publications. In addition, senior managers of the Company have contributed articles on Internet usage by brokers and lenders to trade magazines such as SECONDARY MARKETING EXECUTIVE, MORTGAGE PRESS and MORTGAGE MATTERS. For additional information on advertising, see Note A (10) to the Consolidated Financial Statements.

     PRESS RELEASES AND OTHER PRESS COVERAGE. The Company issues press releases on product introductions and changes, upon entering new states with a database, and upon achieving certain milestones, such as receiving 600,000 hits per month on its web sites. These appear without cost in various trade magazines. Lioninc.com also has been the subject of published reviews of mortgage technology products, quoted in trade journals and been the subject of articles written about the Company.

     SPEAKING ENGAGEMENTS. Representatives of the Company from time to time speak at other industry functions not connected to broker trade shows. As the Company has become increasingly known for its Internet expertise, the significance of these engagements has grown. For example, in March 1999, the Company's National Sales Manager was asked by the World Search Group to speak at and participate in a panel discussion on mortgage aggregators on the Internet.

     BROADCAST FAX ADVERTISING. Mortgage brokers are particularly accustomed to receiving solicitations by fax in the form of daily rate sheet distributions by lenders. The Company has developed a series of broadcast fax advertisements for the mortgage broker industry.

     DATA FEED TO ORIGINATION SOFTWARE COMPANIES. In certain cases, Lioninc.com enables its loan program data information to feed directly to the Lioninc.com member via the member's processing software. Any third party agreements with the processing software vendor provide Lioninc.com with a mechanism to market to the vendor's customer.

     The four largest processing software vendors combined represent approximately 37,000 mortgage originators. As a result, the Lioninc.com service is displayed to those entities currently using the third party software, provided they also subscribe to Lioninc.com's services.

     ORGANIZATION SOFTWARE VENDOR INTERFACE INTO LION LOAN SEARCH(TM). Lioninc.com is participating in an agreement with Calyx Software which allows a Calyx user to open a borrower file and perform a loan search. The interface extracts the needed information from the borrower file, launches the user's browser and accesses the LION Loan Search(TM) results page. This provides another entry point for the mortgage broker into the Lioninc.com site. Similar agreements are being pursued with other mortgage software vendors.

     STATE ASSOCIATION MARKETING AGREEMENTS. Lioninc.com has entered into agreements with the state mortgage broker associations, some of which include:
Colorado, Arizona, and Kansas. The agreements vary, but generally the Company receives membership lists of broker contacts, speaking engagements and some form of official recognition or endorsement in return either for paying to the association a percentage of LION revenues received from state members, or for offering members a discount on their Lioninc.com subscriptions, and in some cases for maintaining an association web site.

     LISTING WITH SEARCH ENGINES. As is common with Internet sites, Lioninc.com has arranged to be listed in all of the major "search engines." The Lioninc.com URL appears as a search result if the user enters key words such as "mortgage" or "wholesale mortgage rates." A significant number of brokers, who subscribe to the Company's services, report finding the site while "surfing the Net."

     NON-MEMBER SECTION AND ONLINE REGISTRATION. Most of the features of the Lioninc.com site are password protected, however a new broker visiting the web site without yet having a password is able to visit selected non-member sites. The visitor is guided through various features, illustrated with "screen captures" of LION Loan Search(TM) and Loan~Link(TM), with explanations of the Lioninc.com's service, testimonials of current subscribers, and a form that allows the broker to register online.

     In addition to marketing to the broker industry, Lioninc.com markets its business-to-consumer initiatives in a number of ways to increase the exposure of the network of consumer sites.

     CONSUMER INTERNET ADVERTISING. In purchasing a home, the first internet web site that consumers typically visit is a real estate listing or related site. In refinancing, the consumer typically finds internet sites by searching a web portal. To attract these consumers to the Lioninc.com network of sites, the Company purchases banner advertising and content placement on real estate sites and consumer portals.

     REALTOR MARKETING. Lioninc.com provides a free content package for real estate and related sites. The free content delivers a Mortgage Center with Mortgage101.com technology with live rates, interactive calculators, an extensive library, and online applications with the "look and feel" of the real estate site. Over 3,200 real estate and related sites participate in the content program.

     The larger state and national REALTOR associations conduct annual trade shows which include a schedule of speakers, workshops, and an exhibition hall where industry affiliates promote their products from booths. Lioninc.com promotes the Mortgage101.com content program at these trade shows.

     LISTING WITH SEARCH ENGINES. As is common with Internet sites, Lioninc.com has arranged to be listed in all major "search engines." The URLs of the network of consumer sites appear if the user enters key words such as "mortgage" or "mortgage interest rates." Constant analysis of server traffic shows that a significant number of consumers find these sites while "surfing the Net."

ACQUISITIONS

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

RESEARCH AND DEVELOPMENT

     The Company develops its own proprietary software for providing its products and services to its customers. These efforts are funded mostly through the exercise of warrants to purchase the Company's stock. Research and development expense was approximately $301,000 and $94,000 for 1999 and 1998, respectively.

COMPETITION

     The market for Internet-based services and products is intensely competitive and rapidly evolving. There are limited barriers to initial entry, and the Company expects competition to persist and intensify in the future.

     Most recently, a small number of companies have developed a searchable database of wholesale loan programs. To the Company's knowledge, none of these have met with significant commercial success. One company offers a "bidding room" service, by which lenders can bid on loans packaged by mortgage brokers. It is unclear whether this service will become popular or whether it will be a competitive service to Lioninc.com. With limited exception, the primary competition continues to be the traditional faxed ratesheet.

     The Company believes participation from a significant majority of lenders is necessary to make a quality product. This creates a difficult barrier to entry for new competitors. Management anticipates that new competitors will face significant ramp-up times in making a competitive product successful. Nevertheless, competitors may include companies with longer operating histories, greater market presence and name recognition, larger customer bases and greater financial, technical and marketing resources than the Company.

     The Company will remain in a good competitive position as long it continues to maintain the quality of its product and its relationships with lenders, brokers and state associations. The Company's ability to compete successfully will depend, in large part, on its ability to continually enhance and improve its existing products and services, to adapt its products and services to the needs of its customers and potential customers, to successfully develop and market new products, and to continually improve its operating efficiencies.

     The company is aware of competition in the broker home page development market. The market is comprised of a few strong competitors, such as Myers and Ellie Mae. In addition, several industry affiliates, such as the Loan Origination Software Providers, have entered the market. The market also consists of small, local web companies who provide services for a wide range of industries.

     These small, local web companies do not have the technology necessary to provide mortgage brokers current technology specific to the mortgage industry. The Company provides them the licensed technology allowing the developer to facilitate the local relationship. The industry affiliates who have entered the market view their broker home page development as an ancillary product. These affiliates are able to deliver technology pertaining to their business model but have not achieved substantial market share.

     Lioninc.com currently hosts over 400 custom designed sites and 400 template sites. This places the Company as the #3 provider of internet sites for mortgage brokers and retail originators. Lioninc.com has the ability to deliver competitive technology and aggressive advertising campaigns. In addition, the broker home page product benefits from the market share in our products.

     The consumer mortgage arena is intensely competitive. Well-capitalized companies spend millions of dollars marketing to the consumer to achieve brand awareness. Consumers search the Internet looking for information and will commonly shop two to three companies before making a decision. Also, consumers prefer to "shop globally and buy locally". The Company's network of consumer sites delivers value to the consumer on both issues. As an unbiased source of rate and fee information provided by local brokers, the Company's network of consumer sites has become a leading mortgage portal destination when measured by reported consumer traffic. The traffic generated by the network of sites supports the Company's mortgage broker and retail originator advertising base with minimal marketing investment. The Company must continue to deliver value to the mortgage consumer to maintain its market position and advertising revenue.

     Lender homepage competitors include a broad universe of web site makers and technology companies. However, to the best of the Company's knowledge, Lioninc.com is one of few companies providing lender web sites with advanced technology.

     There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products obsolete or less marketable, or that the Company will be able to successfully enhance its products, develop new products or lower costs, when and as needed. Increased competition, price or other circumstances, could result in erosion of the Company's market share, and may require price reductions and increased spending on marketing and product development. Increasing competition for the Company's services could have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

     At December 31, 1999, the Company had 133 full-time associates, which included 36 commissioned marketing associates. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled technical engineers involved in new product development, for whom competition is intense. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, customer service and administrative organizations. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's executive offices are located in Renton, Washington, where the Company currently leases approximately 12,892 square feet, which increases to 20,093 square feet in the eleventh month of the lease. The lease began September 13, 1999 and expires on September 30, 2004. The Company has the right to use this space for its computer information services and related business uses. For its sales and marketing efforts, the Company leases approximately 5,500 square feet of space in Spokane, Washington, which expires December 31, 2001 and approximately 3,862 square feet in Denver, Colorado, which expires October 31, 2000.

     The Company's former executive offices located in Mercer Island, Washington, have been subleased. The Company leases approximately 3,500 square feet and the lease expires on June 30, 2001. Monthly rent on the space is $6,923 which is offset by monthly subtenant rent of $5,840.

     All leases are operating leases. The Company believes that its current facilities are adequate and suitable for their current use, and that additional facilities will be available, when needed, upon commercially reasonable terms. The Company also believes that all of its leased space and all property maintained within are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

     To the best of the Company's knowledge, there are no legal actions pending, threatened or contemplated against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's common stock trades on the OTC Bulletin Board under the symbol "LINC." The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:

     Fiscal Year Ended December 31,          1999               1998
                                        ---------------   ----------------
                                         High    Low       High      Low
                                        ------   ------   ------    ------
     First Quarter                      $2.125   $0.812   $0.656    $0.220
     Second Quarter                      2.187    1.500    2.719     0.500
     Third Quarter                       1.718    0.781    1.938     0.625
     Fourth Quarter                      1.000    0.531    1.062     0.688

     This table reflects the range of high and low bid prices for the Company's common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

     There were approximately 1,100 holders of record of the Company's common stock as of April 4, 2000.

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

     SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. As of December 31, 1999 a substantial majority of the 31,415,622 outstanding shares of common stock held by existing shareholders were issued and sold by the Company in private transactions in reliance on exemptions from the registration provisions of the Securities Act and are restricted securities within the meaning of Rule 144 under the Securities Act. Of the outstanding shares, including shares held by affiliates, 24,671,355 were issued on or before December 31, 1998, and may be currently eligible for resale in the open market, if any, in compliance with Rule 144. The sale in the public market of these shares of restricted common stock under Rule 144 may depress prevailing market prices of the common stock.

     EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. As of December 31, 1999, there were outstanding stock options to purchase an aggregate of 5,182,500 shares of common stock at exercise prices ranging from $.01 to $3.00 per share, and warrants to purchase 4,247,741 shares of common stock at exercise prices ranging from $.25 to $1.75. The options are subject to a restriction whereby option holders have agreed to not sell or otherwise transfer or dispose of shares of the Company's common stock issued upon exercise of options in an amount which shall exceed 250,000 shares during any three-month period. See "Principal Stockholders" and "Description of Capital Stock." The exercise of these outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for the common stock. Furthermore, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of these outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

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

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 1999, the Company has issued and sold the following securities:

     1. At various dates throughout the year, the Company sold an aggregate of 1,957,611 shares of common stock to 45 persons at purchase prices ranging from $.25 to $.50 per share to existing shareholders of the Company in connection with the exercise of outstanding warrants, for an aggregate purchase price of $943,401. The investors were accredited or sophisticated purchasers. The Company issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the share certificates issued in the transactions. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

     2. At various dates throughout the year, the Company sold an aggregate of 4,317,500 shares of common stock to 18 persons at purchase prices ranging from $.01 to $1.00 per share in connection with the exercise of outstanding options. Cash consideration was received from 10 persons in the total amount of $65,950 for 865,000 shares at exercise prices ranging from $.01 to $.50 per share. Promissory notes were received from 9 persons in the total amount of $1,081,251 for 3,452,500 shares at an exercise price ranging from $.25 to $1.00 per share. The promissory notes accrue interest at 10% per annum with maturity dates ranging from March 1, 2000 to April 1, 2001. The issuances of common stock to eighteen of the employees upon exercise of the stock options were deemed to be exempt from registration under the Securities Act in reliance on Rule 701, and were issued pursuant to a written compensation benefit plan in consummation of offers made prior to the Company becoming subject to the reporting requirements of the Exchange Act. The remaining issuance was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. The investor was an accredited purchaser and an executive officer of the Company.

     3. On September 9, 1999, the Company granted warrants to 2 participants as guarantors on Lioninc.com's $650,000 line of credit. The warrants granted totaled 280,000 common shares at an exercise price of $1.06 and an expiration date of September 9, 2001. The granting of stock warrants did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

     4. From May to December 1999, the Company granted warrants for financial advisory services. The warrants were granted to 5 participants for a total of 100,000 common shares at exercise prices ranging from $.625 to $1.75 and expiration dates ranging from December 2001 to May 2002. The granting of stock warrants did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

     5. On May 17, 1999, the Company exchanged 352,942 shares of its common stock valued at approximately $600,000 for substantially all of the assets of IMark, LLC ("IMark), including its mortgage industry Internet sites, and assumed certain liabilities and obligations. The Company issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the share certificates issued in the transactions. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

     6. Pursuant to the Company's 1998 Stock Option Plan, the Company granted stock options to 93 employees at various dates from January to December 1999. These stock options were comprised of 2,602,500 shares of common stock, expire 5 years from the date of grant, vest in quarterly increments over a 4 year period and have exercise prices, based on the market price at the date of grant, ranging from $.66 to $2.42 per share. The Company also granted stock options to two contractors for services received. These options were comprised of 60,000 shares of common stock, expire over a range of one and one-half to 4 years from the date of grant, vest upon the completion of the related services provided and have exercise prices ranging from $.75 to $.92 per share. The granting of stock options did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in
          Section 2(3) of the Securities Act.

     7. During the period from July to August 1999, convertible debentures for 2 persons were converted to 116,214 shares of common stock at prices ranging from $1.39 to $1.73 per share. The Company issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act in reliance on Rule 506 promulgated thereunder. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the certificates issued in the transactions. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document.

     Except for the historical information contained herein, the matters discussed in this Form 10 - KSB include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All statements that look forward in time or include anything other than statements of historical fact are forward-looking statements. Such statements are based upon the beliefs of, and information currently available to, the Company's management, and involve risks and uncertainties that may affect the Company's actual results of operations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Those risks and uncertainties include but are not limited to: (i) uncertainties of achieving profitability; (ii) market demand for quality, accurate and timely information on a consistent basis; (iii) the competitive market for Internet-based services in which the Company operates, and uncertainties as to continued end-user acceptance of the Company's services and products; (iv) dependence on the Internet and current software standards; (v) dependence on mortgage brokers and the mortgage brokerage industry; (vi) possible under-capitalization and the need for future financing;
(vii) dependence on hardware and other equipment and services used for system database security; (viii) the impact of mergers and acquisitions; (ix) the impact of the Year 2000 related issues; and (x) risks associated with the introduction of new products and services.

     The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

     Mortgage brokers, wholesale lenders and industry affiliates constitute Lioninc.com's principal income base, and therefore, the Company's primary sources of revenue. While borrowers are not currently part of Lioninc.com's revenue base, they directly impact the Company's core customer base.

     Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

REVENUES

     Revenues increased to $4,241,277 from $1,856,336 for the years ended December 31, 1999 and 1998, respectively. This represents an increase of $2,384,941 or 128%. Total revenues of $4,241,277 for 1999 were comprised of mortgage broker fees of $3,162,973 or 74%, lender fees of $785,758 or 19%, ad banner revenues of $192,040 or 5%, and broadcast fax fees of $100,506 or 2%. Total revenues of $1,856,336 for 1998 were comprised of mortgage broker fees of $1,231,503 or 66%, lender fees of $392,260 or 21%, ad banner revenues of $136,669 or 7%, and broadcast fax fees of $95,904 or 5%.

     Three areas of the Company's business have continued to contribute to a majority of the increase over the previous year. First, the on-going development of the Company's growing base of subscribing mortgage brokers and participating lenders by region throughout the United States has contributed to a majority of the growth in its core LION-Pro products, representing $1,101,685 of the $2,384,941 increase. Second, as a result of the acquisition of the IMark assets and its mortgage industry Internet sites on May 17, 1999, LION-Choice products contributed $829,785 of new revenues. Finally, the Company's lender services area contributed $393,498 of new revenues.

DIRECT COSTS

     Direct costs are comprised primarily of web site development and salaries related to the daily updates to rates, fees and other loan program information in the mortgage lender database. Direct costs increased to $589,499 from $325,092 for 1999 and 1998, respectively. This represents an increase of $264,407 or 81%. Direct costs as a percentage of revenues improved to 14% from 18% for 1999 and 1998, respectively. The increase is primarily due to the addition of web masters to accommodate the increased business in web site development and to the addition of database personnel to handle the increased volume of rate, fee and other program information that is updated on a daily basis.

SELLING AND MARKETING

     Marketing and selling expenses are comprised of marketing and advertising costs, trade show costs, sales salaries and related support costs. Marketing and selling expenses increased to $2,071,970 from $791,681 for 1999 and 1998, respectively. This represents an increase of $1,280,289 or 162%. These expenses as a percentage of revenues were 49% and 43% for 1999 and 1998, respectively. The increase in costs was due primarily to (1) increased use of resources for advertising, direct mail and trade show programs and (2) an increase in the tele-marketing sales effort.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses are comprised of management and administrative salaries and related costs, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased to $2,734,526 from $1,598,973 for 1999 and 1998, respectively. This represents an increase of $1,135,553 or 71%. General and administrative expenses as a percentage of revenues improved to 64% from 86% for 1999 and 1998, respectively. The increase in costs was due primarily to (1) establishment of an executive management team for the operating company, Lioninc.com (2) management consulting services for strategic planning, accounting and legal expenses supporting increased external reporting requirements with the SEC and investors, and (3) investment in systems, processes and occupancy costs in order to provide the Company's value added products and services in the future.

COMPENSATION FROM STOCK OPTIONS ISSUED UNDER FAIR MARKET VALUE

     During 1999, certain officers and employees exercised stock options in consideration for nonrecourse promissory notes. Under APB Opinion No. 25, the issuance of stock options under such notes is in essence a new granting of options. By issuing nonrecourse notes, the Company extended the original terms of the fixed award, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the original intrinsic value of the original award. For the year ended December 31, 1999, the Company recorded compensation expense of $2,190,989 for the difference between the original intrinsic value and the intrinsic value of the new award.

RESEARCH AND DEVELOPMENT

     Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $300,738 from $94,248 for 1999 and 1998, respectively. This represents an increase of $206,490 or 219%. The increase is primarily due to the Company's increased efforts to develop its business-to-business (B2B) strategy through automated underwriting with Fannie Mae and its LoanCat project for supporting online wholesale origination and fulfillment services. The Company expects to spend more time and resources on its B2B strategy in 2000.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses increased to $241,351 from $81,013 for 1999 and 1998, respectively. This represents an increase of $160,338 or 198%. Depreciation and amortization expenses were 6% and 4% of revenues for 1999 and 1998, respectively. The increase of $160,338 was due primarily to the (1) purchase of telecommunications equipment and computer hardware and (2) capitalization of internally developed software needed to expand and improve the Company's telecommunications and computer systems infrastructure. The Company expects these capital expenditure requirements to continue to grow in the future in order to provide its value added products and services in both a timely and efficient manner. In addition, goodwill from the May 17, 1999 IMark acquisition of assets totaling $566,801, contributed approximately $66,000 of amortization expense for 1999.

INTEREST EXPENSE

     Interest expense is comprised primarily of (1) interest on convertible debentures and amortization of loan fees and interest related to the Lioninc.com line of credit for 1999 and (2) interest on convertible debentures, related party debt and notes payable for 1998. All applicable debt accrued interest at rates ranging from 10% to 12%.

     Interest expense of $173,267 for 1999 is primarily attributed to two convertible debentures for $96,356 and loan fees and interest on the Company's line of credit for $74,398. Interest expense of $203,604 for 1998 is primarily due to convertible debentures for $160,879 and notes payable for $42,033.

INTEREST INCOME

     Interest income increased to $48,857 from $10,557 for 1999 and 1998, respectively. The increase is primarily due to interest earned on promissory notes related to the exercise of stock options throughout 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations and capital expenditure requirements through private placements, exercise of stock warrants, issuance of convertible debentures and borrowings from related parties and others. At December 31, 1999, the Company had approximately $368,649 in cash and cash equivalents.

     During 1999, the Company used net cash of $995,417 in its operating activities, compared to the use of $748,885 for operations in 1998. The increase in cash used in operations was primarily attributable to increased expenses in
(1) research and development in internal software for automated underwriting and wholesale origination and fulfillment services, (2) advertising, direct mail and trade show programs, and (3) additional occupancy and related costs for future growth.

     During 1999, the Company used net cash of $833,914 for its investing activities as compared to $143,894 in 1998. The increase consisted primarily of $371,503 in capitalized software development costs and $489,277 for the acquisition of property and equipment for its expanded Seattle, Spokane and Denver operations.

     During 1999, the Company received net cash of $1,631,213 from its financing activities as compared to $1,354,942 in 1998. Sources of funds for 1999 were $943,401 from the exercise of warrants, $587,550 from borrowings against a line of credit, $65,950 from the exercise of stock options and $34,312 received from related parties.

     During fourth quarter 1999, the Company's success rate at converting warrants deteriorated. Only $270,906 out of $840,460 of warrants that were expiring during the fourth quarter were exercised, for a conversion rate of only 32%. It became apparent to the Company that an adequate number of warrants were not going to be exercised during fourth quarter 1999 and first quarter 2000 to maintain the Company's current level of spending. As a result, the Company has aggressively implemented a new plan that will generate profitability and positive cash flow from operations either by the end of the first quarter of 2000 or no later than the second quarter.

     In addition, the Company currently is authorized to issue up to 5,000,000 shares of preferred stock. Plans are in process to raise $1.5 to $3.0 million through a private placement of preferred stock convertible into shares of common stock. The Company anticipates proceeds from this financing to be received during April and May of 2000.

     Management believes these plans provide for continuance of operations through January 1, 2001. However, there can be no assurance that the Company will be able to obtain sufficient additional financing or be successful in its future operations.

YEAR 2000 COMPLIANCE

     The Company completed a thorough and extensive review during 1999 of all computer information systems and related software applications and found them to be year 2000 ("Y2K") compliant. The monitoring for Y2K compliance is an on-going process for any new systems development performed or contemplated by the Company. The Company has purchased software for internal use from outside suppliers who have certified that they are Y2K compliant. To date, the Company's cost to ascertain and to maintain Y2K compliance has been minimal. There have been no Y2K problems during the first quarter of 2000, therefore, no increased cost exposure is anticipated at this time.

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

                Report of Independent Certified Public Accountant


Board of Directors and Stockholders
Plenum Communications, Inc.

We have audited the accompanying consolidated balance sheets of Plenum Communications, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plenum Communications, Inc. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/  Grant Thornton LLP
Seattle, Washington
February 18, 2000

                   Plenum Communications, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                                                1999            1998
                                                                            ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                               $    368,649    $    566,767
    Accounts receivable, less allowance for doubtful accounts of $148,179
       and $23,350 in 1999 and 1998, respectively                                380,547         121,302
    Prepaid expenses and other                                                   236,584          12,705
                                                                            ------------    ------------
         Total current assets                                                    985,780         700,774

PROPERTY AND EQUIPMENT, net                                                      981,530         212,179

OTHER ASSETS
    Goodwill - net                                                               500,674              --
    Other assets                                                                  37,177           6,351
                                                                            ------------    ------------
                                                                            $  2,505,161    $    919,304
                                                                            ============    ============

                                   LIABILITIES

CURRENT LIABILITIES
    Line of credit                                                          $    587,550    $         --
    Accounts payable                                                             434,922          45,016
    Accrued liabilities                                                          415,152         183,626
    Deferred revenue                                                             289,930          97,828
    Related party payables                                                        60,500          26,188
    Convertible debentures                                                            --          85,032
                                                                            ------------    ------------
         Total current liabilities                                             1,788,054         437,690

COMMITMENTS                                                                           --              --

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001 per share;
       authorized 5,000,000 shares; none outstanding                                  --              --
    Common stock - authorized, 50,000,000 shares of $.001 par value               31,416          24,671
    Additional contributed capital                                            11,187,120       5,879,970
    Notes receivable from stockholders                                        (1,289,063)       (207,812)
    Accumulated deficit                                                       (9,212,366)     (5,215,215)
                                                                            ------------    ------------
                                                                                 717,107         481,614
                                                                            ------------    ------------
                                                                            $  2,505,161    $    919,304
                                                                            ============    ============

The accompanying notes are an integral part of these statements.

                   Plenum Communications, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                         1999          1998
                                                                     -----------    -----------
Revenues                                                             $ 4,241,277    $ 1,856,336

Expenses
    Direct costs                                                         589,499        325,092
    Selling and marketing                                              2,071,970        791,681
    General and administrative                                         2,734,526      1,598,973
    Compensation from stock options issued under fair market value     2,190,989             --
    Research and development                                             300,738         94,248
    Depreciation and amortization                                        241,351         81,013
                                                                     -----------    -----------
                                                                       8,129,073      2,891,007
                                                                     -----------    -----------
         Operating loss                                               (3,887,796)    (1,034,671)

Other income (expense)
    Interest expense                                                    (173,267)      (203,604)
    Interest income                                                       48,857         10,557
    Other income                                                          15,055             --
                                                                     -----------    -----------
         NET LOSS                                                    $(3,997,151)   $(1,227,718)
                                                                     ===========    ===========

Loss per common share - basic and diluted                            $      (.15)   $      (.06)
                                                                     ===========    ===========


The accompanying notes are an integral part of these statements.

                   Plenum Communications, Inc. and Subsidiary

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998

                                                                                           Notes
                                                Common stock                 Additional  receivable
                                           -------------------   Treasury   contributed     from         Accumulated
                                             Shares     Amount     stock      capital    stockholders      deficit         Total
                                           ----------  -------   --------   -----------  -------------   -----------    -----------
Balance at January 1, 1998                 18,154,706  $18,155   $   (350)  $ 3,204,250   $        --    $(3,987,497)   $  (765,442)
Issuance of common stock in conjunction
  with a Private Placement Offering           577,000      577         --       143,673            --             --        144,250
Issuance of common stock in conjunction
  with exercise of warrants                 2,670,980    2,671         --     1,304,069            --             --      1,306,740
Issuance of common stock in conjunction
  with exercise of stock options              402,500      402         --       243,035      (207,812)            --         35,625
Issuance of common stock for consulting
  and marketing services received              12,000       12         --         2,988            --             --          3,000
Issuance of stock options for consulting
  services received                                --       --         --        26,957            --             --         26,957
Issuance of common stock for drawings           1,600        2         --           398            --             --            400
Issuance of common stock for related
   party debt                               1,790,309    1,790         --       445,787            --             --        447,577
Issuance of common stock for notes payable    730,429      730         --       202,651            --             --        203,381
Issuance of common stock for conversion
  of debentures                               331,831      332         --       306,162            --             --        306,494
Retirement of treasury stock                       --       --        350            --            --             --            350
Net loss for the year                              --       --         --            --            --     (1,227,718)    (1,227,718)
                                           ----------  -------   --------   -----------   -----------    -----------    -----------
Balance at December 31, 1998               24,671,355   24,671         --     5,879,970      (207,812)    (5,215,215)       481,614
Issuance of common stock in conjunction
  with exercise of warrants                 1,957,611    1,958         --       941,443            --                       943,401
Issuance of common stock in conjunction
  with exercise of stock options            4,317,500    4,318         --     1,142,883    (1,081,251)            --         65,950
Issuance of warrants for services received         --       --         --        60,955            --             --         60,955
Issuance of warrants for financing costs           --       --         --       134,000            --             --        134,000
Issuance of stock options for consulting
  services received                                --       --         --        55,960            --             --         55,960
Issuance of stock options to employees
  under fair market value                          --       --         --     2,190,989            --             --      2,190,989
Issuance of common stock for conversion
  of debentures                               116,214      116         --       181,272            --             --        181,388
Issuance of common stock in conjunction
  with purchase of IMark                      352,942      353         --       599,648            --             --        600,001
Net loss for the year                              --       --         --            --            --     (3,997,151)    (3,997,151)
                                           ----------  -------   --------   -----------   -----------    -----------    -----------
Balance at December 31, 1999               31,415,622  $31,416   $     --   $11,187,120   $(1,289,063)   $(9,212,366)   $   717,107
                                           ==========  =======   ========   ===========   ===========    ===========    ===========

The accompanying notes are an integral part of this statement.

                   Plenum Communications, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

Increase (Decrease) in Cash and Cash Equivalents                                1999          1998
                                                                            -----------    -----------
Cash flows from operating activities
    Net loss                                                                $(3,997,151)   $(1,227,718)
    Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization                                         241,351         81,013
          Interest earned on notes receivable                                   (33,242)        (6,351)
          Interest expense on notes payable                                          --         30,401
          Interest expense on convertible debentures                             96,356        160,633
          Warrants issued for services received                                  60,955             --
          Warrants issued for financing costs                                    44,667             --
          Common stock and stock options issued for services received            55,960         29,957
          Common stock issued for drawings                                           --            400
          Retirement of treasury stock                                               --            350
          Compensation expense on stock options issued under fair market
              value                                                           2,190,989             --
          Changes in assets and liabilities, net of effect of purchase of
              IMark, Inc.
              Accounts receivable                                              (180,608)          (374)
              Prepaid expenses and other                                        (89,517)        32,343
              Accrued liabilities                                               136,456         94,424
              Accounts payable                                                  384,236         10,618
              Deferred revenue                                                  131,308         45,419
              Other assets                                                      (37,177)            --
                                                                            -----------    -----------
                  Net cash used in operating activities                        (995,417)      (748,885)

Cash flows from investing activities
    Capitalized software development costs                                     (371,503)            --
    Cash received for purchase of assets with common stock                       26,866             --
    Purchase of property and equipment                                         (489,277)      (143,894)
                                                                            -----------    -----------
                  Net cash used in investing activities                        (833,914)      (143,894)

Cash flows from financing activities
    Payments on notes payable                                                        --         (8,500)
    Payments on  convertible debentures                                              --         (6,562)
    Proceeds from (payments on) related party payables                           34,312       (116,611)
    Proceeds from line of credit, net                                           587,550             --
    Proceeds from issuance of common stock and exercise of stock options         65,950        179,875
    Proceeds from exercise of warrants                                          943,401      1,306,740
                                                                            -----------    -----------
                  Net cash provided by financing activities                   1,631,213      1,354,942
                                                                            -----------    -----------

Net (decrease) increase in cash and cash equivalents                           (198,118)       462,163
Cash and cash equivalents at beginning of period                                566,767        104,604
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $   368,649    $   566,767
                                                                            ===========    ===========

Supplemental cash flow information and non-cash investing and financing activities
  See note N

The accompanying notes are an integral part of these statements.

                   Plenum Communications, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Plenum Communications, Inc. (the Company), a Minnesota corporation, does business through its wholly-owned subsidiary, Lioninc.com, formerly known as LION, Inc., a Washington corporation. Lioninc.com provides its subscribers, principally mortgage brokers and agents, electronic access to a database of mortgage offerings by a multitude of lenders throughout the United States.

A summary of significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.   PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2.   CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

3.   REVENUE RECOGNITION

Subscription and service fees are recognized as revenue over the respective subscription periods or at the time the services are provided. Deferred revenue is recorded on prepaid subscriptions for periods ranging from 3 to 12 months and on advance billings for the subsequent months subscriptions and services provided.

4.   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives in determining depreciation are as follows:

        Computer equipment             3 to 5 years
        Computer software              3 to 5 years
        Equipment                           5 years

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

                   Plenum Communications, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

5.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

During 1999, the Company capitalized software development costs, intended for internal use, totaling $420,503. These costs are included in computer software in property and equipment and are amortized over a period of three years.

6.   GOODWILL

Goodwill represents the excess cost of acquiring the assets of IMark, LLC over the fair value of net assets acquired at the date of acquisition, which is amortized using a straight-line method over five years. The Company periodically reviews goodwill to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired assets is less than the carrying value of the goodwill. Accumulated amortization totaled $66,127 at December 31, 1999.

7.   USE OF ESTIMATES

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of Statement of Financial Accounting Standards No. 107 - "Disclosure About Fair Value of Financial Instruments", the following methods and assumptions were used to estimate the fair value of each class of financial instruments.

     - LINE OF CREDIT - The carrying amount approximates fair value because of their short-term nature.

     - RELATED PARTY PAYABLES AND CONVERTIBLE DEBENTURES - It was not practicable to estimate the fair value due to the specific nature of the payables and debentures.

9.   LOSS PER COMMON SHARE

Loss per share is based on the average number of shares outstanding during each period. The weighted average number of common shares outstanding were 27,084,016 and 22,190,181 for the years ended December 31, 1999 and 1998, respectively. The computation for loss per common share assuming dilution for the years ended December 31, 1999 and 1998 was anti-dilutive; and therefore, is not included.

                   Plenum Communications, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

10.  ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was approximately $144,500 and $69,700 for the years ended December 31, 1999 and 1998, respectively.

11.  RESEARCH AND DEVELOPMENT COSTS

All expenditures for research and development costs are expensed in the year incurred.

12.  RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.


NOTE B - BUSINESS COMBINATIONS

On May 17, 1999, the Company exchanged 352,942 shares of its common stock (the Plenum shares) valued at approximately $600,000 for substantially all of the assets of IMark, LLC ("IMark), including its mortgage industry Internet sites, and assumed certain liabilities and obligations. The transaction was accounted for under the purchase method of accounting. Net tangible assets purchased from IMark totaled $64,782. The excess purchase price over the fair value of tangible assets purchased from IMark totaled $566,801 and was allocated to goodwill. The Company incurred $31,582 in acquisition costs which were comprised primarily of legal and other professional fees.

In conjunction with the purchase, it was agreed that if on the date one year from the date of closing (May 17, 2000), the average market price of the Plenum shares is less than $600,000, the Company, at its discretion, will make up the difference by either a payment of cash or through the issuance of additional shares of the Company's common stock.

The following table reflects the pro forma consolidated results of operations of the acquisition of the IMark assets as if it had occurred at the beginning of the first period presented.


                                        Year ended December 31,
                                -----------------------------------------
                                       1999                  1998
                                -------------------    ------------------
Revenues                        $     4,482,943        $    2,024,687
Net loss                        $    (3,953,908)       $   (1,156,416)
Loss per common share           $         (.15)        $         (.05)


                   Plenum Communications, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE C - MANAGEMENT PLANS

During the fourth quarter of 1999, it became apparent to the Company that an adequate number of warrants were not going to be exercised to maintain the Company's current level of spending. The Company has aggressively implemented a new plan that will generate profitability and positive cash flow from operations either by the end of the first quarter of 2000 or no later than the second quarter.

In addition, the Company currently is authorized to issue up to 5,000,000 shares of preferred stock. Plans are in process to raise $1.5 to $3.0 million through a private placement of preferred stock convertible into shares of common stock. The Company anticipates proceeds from this financing to be received during April and May of 2000.

Management believes these plans provide for continuance of operations through January 1, 2001. However, there can be no assurance that the company will be able to obtain sufficient additional financing or be successful in its future operations.

NOTE D - PREPAID EXPENSES AND OTHER

Prepaid expenses and other consist of the following as of December 31:


                                   1999       1998
                                 --------   --------
Deferred financing costs         $115,500   $   --
Prepaid expenses                   69,490      3,341
Other receivables                  51,594      9,364
                                 --------   --------

                                 $236,584   $ 12,705
                                 ========   ========


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:


                                                        1999         1998
                                                     ----------   ----------
Computer equipment                                   $  661,266   $  360,042
Computer software                                       584,316      166,325
Equipment                                               246,316       63,741
Leasehold improvements                                   37,714       10,690
                                                     ----------   ----------
                                                      1,529,612      600,798
Less accumulated depreciation and amortization          548,082      388,619
                                                     ----------   ----------
                                                     $  981,530   $  212,179
                                                     ==========   ==========


                   Plenum Communications, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:


                                           1999       1998
                                         --------   --------
Salaries                                 $153,380   $ 68,129
Payroll taxes                              86,793     45,036
Vacation                                   69,100     33,223
Accrued software costs capitalized         49,000       --
Other                                      56,879     37,238
                                         --------   --------

                                         $415,152   $183,626
                                         ========   ========


NOTE G - LINE OF CREDIT

The Company has a line of credit with a bank collateralized by accounts receivable, computer software and equipment, which expires September 7, 2000. Under the terms of the line of credit, the Company can borrow up to $650,000 at prime plus 1.75% (10.25% at December 31, 1999). The balance due on the line of credit at December 31, 1999 totaled $587,550. The line of credit is guaranteed by a director and a shareholder of the Company.

The Company is required to comply with certain covenants under the line of credit agreement. As of December 31, 1999, the Company was not in compliance with one of those covenants. The Company obtained a waiver from the bank waiving the covenant as of December 31, 1999. The Company remains obligated to meet all covenants for the year 2000.

In conjunction with obtaining the line of credit, the Company issued 280,000 warrants to purchase common stock at $1.06 per share. The Company is amortizing the fair value of the warrants totaling $134,000 over the term of the line of credit. Deferred financing costs of approximately $115,500 related to the warrants and other fees is recorded in prepaid expenses and other in the consolidated financial statements.

NOTE H - CONVERTIBLE DEBENTURES

The Company had convertible debentures totaling $85,032 at December 31, 1998, including accrued interest of $49,032. Maturity dates ranged from July through August 1999. Interest was compounded and accrued semi-annually at a rate of 12% and paid monthly at the option of the holder. The agreement allowed the registered owner to convert the outstanding balance, both principal and accrued interest, into shares of the Company's common stock. During 1998, $306,494 of principal and accrued interest was converted into shares of the Company's common stock. Of this amount $103,534 represented additional interest expense. In addition, accrued interest at December 31, 1998 included $42,516 from outstanding convertible debentures. During 1999, $181,388 of principal and accrued interest was converted into shares of the Company's common stock. Of this amount $136,041 represented additional interest expense resulting from conversion at maturity.

                   Plenum Communications, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE I - RELATED PARTY PAYABLES

On December 30, 1999, the Company entered into a promissory note agreement with a related party for $60,500, including interest at 12% per annum, due on or before March 31, 2000. During 1998, management elected to reduce outstanding related party debt by cash payments of $142,799 and the issuance of 1,790,309 shares of the Company's common stock totaling $447,577. Interest expense incurred under related party agreements totaled $0 and $4,906 for the years ended December 31, 1999 and 1998, respectively.

NOTE J - INCOME TAXES

The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, "Accounting for Income Taxes".

The income tax provision reconciled to the tax computed at the statutory federal rate was as follows for the years ended December 31:


                                          1999           1998
                                      -----------    -----------
Tax benefit at statutory rate         $(1,359,031)   $  (417,424)
Non-deductible expenses                    33,358         13,486
Other                                     (16,607)       (21,140)
Increase in valuation allowance         1,342,280        425,078
                                      -----------    -----------

    Total                             $      --      $      --
                                      ===========    ===========


                   Plenum Communications, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE J - INCOME TAXES - Continued

The components of deferred taxes are as follows at December 31:


                                               1999           1998
                                           -----------    -----------
Deferred tax asset:
    Liabilities not timely paid            $    22,474    $    10,786
    Allowance for doubtful accounts             50,381          7,939
    Stock options and warrants issued to
       consultants for services                 39,751           --
    Stock options issued to employees
       under fair value                        744,936           --
    Net operating loss carryforward          1,816,925      1,318,171
                                           -----------    -----------
                                             2,674,467      1,336,896
Deferred tax liability:
    Depreciation                                (4,301)        (9,010)

Valuation allowance                         (2,670,166)    (1,327,886)
                                           -----------    -----------

                                           $        --    $        --
                                           ===========    ===========


The Company has established a valuation allowance of $2,670,166 and $1,327,886 as of December 31, 1999 and 1998, respectively, due to the uncertainty of future realization of the deferred tax assets. The valuation allowance was increased by $1,342,280 and $425,078 during the years ended December 31, 1999 and 1998, respectively based upon management's estimate of the realizability of the net deferred tax assets. At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,333,000 available to offset future income which expire in 2004 through 2018. Utilization of these carryforwards are dependent on future taxable income and could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code 382.

                   Plenum Communications, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE K - COMMITMENTS

The Company conducts a portion of its operations in leased facilities classified as operating leases. The following is a schedule by years of approximate minimum rental payments, excluding sublease income, under such operating leases, which expire at various dates through September 2004.

         Year ending December 31,

                   2000                     $     398,800
                   2001                           460,000
                   2002                           401,900
                   2003                           406,900
                   2004                           316,500
                                            ---------------

 Total minimum payments required            $   1,984,100
                                            ===============

The leases provide for payment of taxes and other expenses by the Company. Rent expense for leased facilities totaled approximately $239,860 and $118,900 for the years ended December 31, 1999 and 1998, respectively.

NOTE L - WARRANTS

The Company had the following warrants outstanding to purchase common shares as of December 31:


                                                                                        1999                 1998
                                                                                   ----------------     ----------------
   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at a exercise
      price of $0.50, expiring through 1999                                                   -             3,425,876

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at a exercise
      price of $0.25, expiring through 2000                                               73,000              200,591

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at a exercise
      price of $0.50, expiring through 2000                                            3,794,741            3,470,741

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at a exercise
      price of $0.63, expiring through 2001                                               50,000                   -



                   Plenum Communications, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE L - WARRANTS - Continued


                                                                                        1999                 1998
                                                                                   ----------------     ----------------
   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at a exercise
      price of $1.06, expiring through 2001                                              280,000                   -

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at a exercise
      price of $1.75, expiring through 2002                                               50,000                   -
                                                                                   ----------------     ----------------

        Total                                                                          4,247,741            7,097,208
                                                                                   ================     ================



NOTE M - STOCK OPTIONS

The Company has a stock option plan accounted for under APB Opinion No. 25 and related Interpretations. The plan allows the Company to grant options to employees for up to 50,000 shares of common stock per employee. Options currently outstanding vest over a two to five-year period. Stock options are exercisable at not less than the market value of the Company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for stock options granted. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31.

During 1999, certain officers and employees exercised stock options in consideration for nonrecourse promissory notes. Under APB Opinion No. 25, the issuance of stock options under such notes is in essence a new granting of options. By issuing nonrecourse notes, the Company extended the original terms of the fixed award, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the original intrinsic value of the original award. For the year ended December 31, 1999, the Company recorded compensation expense of $2,190,989 for the difference between the original intrinsic value and the intrinsic value of the new award. In conjunction with the Company issuing the notes, the officers and employees also exercised their option to purchase the Company's common stock. As a result the shares are reflected as issued and outstanding; however, the shares are held by the Company as collateral on the notes. The Company recorded notes receivable from shareholders totaling $1,081,251 for the exercise of these stock options. The promissory notes bear interest at 10% per annum with accrued interest to be paid quarterly until the notes are paid in full. Notes are due on or before April 1, 2001.

The Company has notes receivable from stockholders totaling $1,289,063 and $207,812 at December 31, 1999 and 1998, respectively, resulting from the exercise of stock options. The notes totaling $207,812 as of December 31, 1999 and 1998 plus accrued interest are due at maturity. Maturity dates range from March 1, 2000 to April 1, 2001. The underlying stock certificates are held by the Company as collateral on all notes.

                   Plenum Communications, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE M - STOCK OPTIONS - continued

The fair value of option grants are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 1999: expected volatility ranging from 75.70% to 83.97%; risk free interest rate of 6.50%; expected lives ranging from 2 to 5 years; and a zero percent dividend yield. The following weighted average assumptions were used for grants in fiscal year 1998: expected volatility ranging from 140.59% to 156.05%; risk free interest rate of 6.50%; expected lives ranging from 2 to 5 years; and a zero percent dividend yield.


                                    1999             1998
                                -----------      -----------
Net loss:
    As reported                 $(3,997,151)     $(1,227,718)
    Pro forma                   $(4,090,943)     $(1,456,746)

 Net loss per common share:
    As reported                       $(.15)           $(.06)
    Pro forma                         $(.15)           $(.07)


A summary of the Company's stock option plan's activity is as follows:


                                                  1999                        1998
                                         ------------------------   ------------------------
                                                        Weighted                  Weighted
                                                         average                   average
                                                        exercise                  exercise
          Stock options                    Shares         price       Shares        price
--------------------------------------   ----------    ----------   ----------    ----------
 Outstanding at beginning of year         7,127,500    $      .44    6,195,000    $      .43
 Granted                                  2,662,500          1.37    1,820,000           .54
 Forfeited or exercised                  (4,607,500)          .32     (887,500)          .57
                                         ----------    ----------   ----------    ----------

 Outstanding at end of year               5,182,500    $     1.04    7,127,500    $      .44
                                         ==========    ==========   ==========    ==========

 Options exercisable at end of year       2,172,865    $      .69    6,181,705    $      .39
                                         ==========    ==========   ==========    ==========

Weighted-average fair value of options
  granted during the year                              $      .94                 $      .64
                                                       ==========                 ==========


                   Plenum Communications, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE M - STOCK OPTIONS - continued

The following is a summary of stock options outstanding at December 31, 1999:


                                                 Options Outstanding
                          -------------------------------------------------------------------
                                               Weighted-average                Number of
                              Number              remaining                     options
    Exercise price         outstanding          contractual life              exercisable
  --------------------    ---------------    ------------------------      ------------------
  $.01 - $.25                  287,500             1.92 years                       245,625
  $.26 - $.50                  762,500             1.16 years                       721,125
  $.51 - $.75                  942,500             3.52 years                       394,303
  $.76 - $1.00               1,430,000             3.57 years                       783,688
  $1.01 - $3.00              1,760,000             4.32 years                        28,124



NOTE N - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING
         ACTIVITIES

Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows for December 31:


                                                                               1999                  1998
                                                                          ----------------      ---------------
 Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                $      17,437         $      22,966

 Non-cash investing and financing activities
    Exercise of stock options by note receivable                          $   1,081,251         $     207,812
    Related party debt converted to common stock                          $          -          $     447,577
    Debentures converted to common stock                                  $     181,388         $     306,494
    Note payable converted to common stock                                $          -          $     203,381
    Capitalized software costs incurred through accrued liability         $      49,000         $          -
    Purchase of assets with common stock                                  $     600,001         $          -
    Issuance of warrants for financing costs deferred                     $      89,333         $          -


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth information concerning the directors and executive officers of the Company as of March 31, 2000:


           NAME                                AGE                   POSITION
           ----                                ---                   --------
    John A. McMillan (1)                       68         Director, Chief Executive Officer,
                                                            Chief Financial Officer
    Allen C. Ringer                            60         Director, President
    Billy Anders, Sr.                          56         Director
    Sam Ringer                                 39         Director
    Joe Ringer                                 37         Director
    Kurt Springman  (2)  (3)                   39         Director
    Jacob L. Smith                             60         Director
    J.C. (Tuck) Marshall (1)                   53         Director


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

     BILLY ANDERS, SR. joined the Company as a member of the Board of Directors in 1995 and has served as Chairman since January 1997. Mr. Anders served as the President of the Mars Hotel Corporation in Spokane, Washington, from 1994 to June 1997, and was Chairman of the board of directors of Pacific Marine & Steel, Inc. in La Jolla, California, in 1995 and 1996. Mars Hotel Corporation was general partner of the Spokane Mars Limited Partnership ("Partnership"). Subsequent to Mr. Anders' association with the corporation, in November 1997 the Partnership filed for bankruptcy under Chapter 11, which was converted to Chapter 7 in November 1998. He was a member of the board of directors of Output Technology, Spokane, Washington from 1989 through 1993, and served as its President and CEO during 1992 and 1993. Mr. Anders was President and CEO and served as Chairman of the board of directors of Soricon Corporation, Boulder, Colorado, from 1986 through 1991. He also served as a business consultant and inaugural member of the board of directors of International Pacific, Inc., Spokane, Washington, from 1986 to 1992. From 1983 through 1986 he was Senior Vice-President and General Manager of Key Tronic Corporation, Spokane, Washington. Mr. Anders spent 16 years from 1967 through 1983 with the IBM Corporation in several cities in various key management positions.

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

     ALLEN RINGER has served as CEO from 1989 to October 1999 and as President of Plenum since 1989. Mr. Ringer is also the founder and President of PlenTech Electronics, Inc. a company listed on the Vancouver Stock Exchange; and he serves as a director of its subsidiary, Consolidated Electronics, Inc., a Spokane manufacturing and marketing firm serving primarily the utility and processing industries. From 1978 to 1986 Mr. Ringer operated United Farm Agency, a real estate brokerage firm in Colville, Washington. From 1987 to February 1990, Mr. Ringer managed the operations of Mortgage Brokers Network, Inc., an electronic mortgage brokerage company which originated mortgage loan applications.

     SAM RINGER has been a director of the Company since 1989. He has served as President of Lioninc.com from 1997 to March 2000 and during the period from 1991 through 1995. From February 1999 to March 2000 he also served as Chief Executive Officer of Lioninc.com. In March 2000, Mr. Ringer switched roles to become the Chief Technology Officer of Lioninc.com. He was co-founder, co-architect and author of the Lioninc.com software. He received his training as a computer engineer and programmer in Spokane, WA at Spokane Falls Community College and Gonzaga University. Prior to his tenure with the Company, Sam served for two years as a mortgage broker at Mornet Mortgage, a Seattle mortgage brokerage firm.

     JOE RINGER has served as a director of the Company since 1989. He is the other co-founder of Lioninc.com, and served as Executive Vice President from 1995 to March 2000. During that time he was responsible for company operations, including oversight of the data entry, web development, network management and quality control. In addition, he was responsible for a number of marketing functions including ad banner sales, press releases, writing the Daily Market Commentary that appears on the Lioninc.com site, articles for submission to trade journals, certain lender homepage sales and negotiation with potential industry partners. In March 2000 Mr. Ringer moved to the role of Executive Vice President of Strategic Development. Prior to co-founding Lioninc.com, he worked for three years at Mornet Mortgage in virtually every position of the mortgage brokerage firm, including operations, as a mortgage broker and in the management of the business.

     KURT SPRINGMAN has been a director of the Company since 1997. Kurt is currently the Strategic Alliance Manager for NetIQ Corporation, with responsibility for the development and maintenance of technical and marketing alliances with Microsoft, Citrix and other technology companies. From 1999 to 2000, Mr. Springman was the Market Manager for Attachmate, responsible for the strategic marketing of the EXTRA! line of mainframe terminal emulation products. From 1996 to 1999, Mr. Springman was Compaq Computer Corporation's (formerly Digital Equipment Corporation) Senior Marketing Consultant for the Enterprise Solution Center for Windows in Bellevue, WA. From 1991 to 1996, he was the principal owner and CEO of Prestige Events, Inc., a firm specializing in high tech event marketing. Customers of Prestige included major names like Microsoft, Intel, Digital, and Paul Allen

Group. From 1985 to 1991, he served with Merrill Lynch Securities and JP Morgan in New York as an Associate Officer where he was involved in creating and trading jumbo mortgage pools and derivative products, and structuring real estate and corporate financings. From 1983 to 1986, Mr. Springman was a CPA with Peat Marwick - KMPG in Denver, Colorado. He was an elected Council member of the City of Bellevue (term 1996-1999), and is well known in the Washington Software Alliance. Mr. Springman received an MS degree in accounting from the University of Denver in 1983, and an MBA in Finance from New York University in 1987. He is a Microsoft Certified Professional, a Compaq Accredited Systems Engineer and a Citrix Certified Administrator.

     JACOB L. SMITH has been a director of the Company since June 1998. Mr. Smith has practiced business law in Washington State for the last thirty-three years. Mr. Smith received a B.S. degree in Chemical Engineering from the University of Washington in 1962. He received a J.D. law degree from Willamette University Law School in Salem Oregon in 1965.

     J.C. (TUCK) MARSHALL was elected to the Board of Directors on July 1, 1999. Mr. Marshall is the immediate past president of the National Association of Mortgage Brokers (NAMB) and is currently the president of J.C. Marshall Financial Services Inc., a licensed brokerage of mortgages, real estate, and insurance in Tinley Park, Illinois. He is also president of Margo Financial Services LLC, a national provider of wholesale residential mortgages. His past accomplishments include; president of the Illinois Association of mortgage brokers, NAMB Regional broker of the Year in 1995, NAMB Volunteer of the Year in 1996/1997, and NAMB Legislative Chairman in 1998. As president of NAMB, Tuck developed contacts at all levels of congress and state governments through his lobbying efforts. He also developed strong working relationships with the leadership of the national and state mortgage broker associations along with the nation's leading mortgage industry companies. Mr. Marshall assumed the role of President of Lioninc.com in March 2000.

COMMITTEES OF THE BOARD OF DIRECTORS

     The standing committees of the Board of Directors of the Company are the Executive Committee, Audit Committee and the Compensation Committee. The Executive Committee, established in February 1999, consists of 2 members. The committee will act as an advisory group for the management team of Lioninc.com. The Audit Committee, established in May 1998, is responsible for reviewing the results and scope of audits and other services provided by the Company's independent auditors, and the fees for related services performed during the year. The Audit Committee also recommends to the Board of Directors the firm to be appointed as independent auditors. At times, the Audit Committee may meet with representatives of the Company's independent auditors without any officers or employees of the Company present. The Compensation Committee, established in October 1998, makes recommendations concerning retirement and benefit plans and salaries and incentive compensation of executive personnel, employees of, and consultants to, the Company. The Compensation Committee administers the Company's 1998 Stock Option Plan.

SIGNIFICANT EMPLOYEES

     The Company employs several finance, administrative, technical, sales and support personnel who perform various day-to-day tasks and conduct operations of Lioninc.com. None of these employees are under a non-competition agreement, nor covered by key-man life insurance. In addition, the Company has from time to time utilized consultants to assist in the development of its business plan and operations. The inability to attract, retain and motivate additional skilled employees or consultants, or the termination of certain significant employees, or termination of several employees as a group, could have a material adverse affect on the Company. The following individuals are significant employees or consultants of the Company:

     DAVID STEDMAN, 50, joined the Company in June 1999 as its Vice President of Marketing & Sales. In January 2000 he was promoted to Chief Operating Officer. He has over 20 years of marketing experience that includes expertise in market analysis, systems development, strategic and market planning, identity creation, advertising and public relations. Most recently Mr. Stedman was Vice President/Director of Marketing for Safeco Properties, a real estate development subsidiary of Safeco Insurance. Prior to Safeco Properties, he held a number of positions with advertising agencies in the northwest and in Alaska. Along with winning a variety of national and local advertising awards he has been a guest speaker for a design class at the University of Washington and has presented to a variety of business organizations.

     STEVE THOMSON, 47, has served as Controller since joining Lioninc.com in March 1998. From 1995 to 1998, as a consultant he worked with a number of software and Internet related companies including Sierra On-Line, Inc. and N2H2, Inc. From 1988 to 1995, Mr. Thomson served as Controller and Division Manager with Vanier, a $130 million subsidiary of American Business Products. From 1979 to 1986, he was a public accountant with Price Waterhouse. Mr. Thomson received a B.A. degree in Business Administration from the University of Washington in 1976, and has been a CPA since 1981.

     PAUL ECKERT, 39, has served as National Sales Manager of LION since 1997, after joining the Company in 1995 as Lender Sales Manager. Prior to joining the Company, Mr. Eckert held sales management positions in the mortgage industry with North American Mortgage Company, Columbia First Service, Inc. and General Electric Mortgage Insurance Company of Bellevue, Washington. Mr. Eckert received a B.A. degree from Winona State University in 1984.

     ED HALLDA, 33, joined LION as Director of Internet Services in February 1997 and was promoted to Manager of Engineering in December 1998. From 1984 to 1990 he served in the Navy as an Electronics Technician, gaining experience troubleshooting complex computerized weapon control systems. From 1991 to 1997, Mr. Hallda was a Senior Technician and Computer Specialist with Vitro, Inc. From 1992 to 1997, he designed custom software applications for the U.S. Navy as a consultant, graphical presentations using video conferencing, and designed database-aware Intranet systems and Internet sites.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers, and persons who own more than ten percent of the our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. Specific due dates have been established by the SEC, and we are required to disclose in this report any failure to file by those dates.

     Based upon a review of the copies of the Section 16(a) reports furnished to us, or written representations from one or more of these persons that no annual Form 5 reports were required to be filed by them for the 1999 fiscal year, we believe that there has been compliance with all Section 16(a) filing requirements applicable to our officers, directors and ten-percent beneficial owners; except that Jack McMillan failed to file an initial report on Form 3, and two monthly reports covering 3 transactions on Form 4, but did report the transactions on his year-end report on Form 5, which was filed late; Allen Ringer failed to file an initial report on Form 3 for an affiliated company, and five monthly reports covering 6 transactions on Form 4, but did report the initial Form 3 and transactions on his year-end report on Form 5, which was filed late; Sam Ringer, failed to file one monthly report covering one transaction on Form 4, but did report the transaction on his year-end report on Form 5, which was filed late; Joe Ringer failed to file one monthly report covering one transaction on Form 4, but did report the transaction on his year-end report on Form 5, which was filed late; Billy Anders, Sr. failed to file an initial report on Form 3, and five monthly reports covering 6 transactions on Form 4, but did report the initial Form 3 and transactions on his year-end report of Form 5, which was filed late; Alan Dernbach failed to file two monthly report covering 2 transactions on form 4, but did report the transaction on his year-end report on Form 5, which was filed late; Kurt Springman failed to include one item on a Form 3 previously filed and failed to file one monthly report covering one transaction on Form 4, but did report the Form 3 ommission and the transaction on his year-end report on Form 5, which was filed late; Steve Thomson failed to file one monthly report covering one transaction on Form 4, but did report the transaction on his year-end report on Form 5, which was filed late.

ITEM 10.   EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the years ended December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer and President. No other executive officers received total annual salary, bonus and other compensation in excess of $100,000 in the fiscal years disclosed below.




                                 Summary Compensation Table*
                              ---------------------------------
                                    Annual Compensation               Long-Term Compensation
                              ---------------------------------   -----------------------------
                                                                                     Securities
                                                                                     Underlying
                                                                                      Options/
Name and Principal Position   Year     Salary           Other      Stock Awards       Warrants
---------------------------   ----   ----------      -----------   ------------      ----------
John A. McMillan              1999         --        $ 16,250(1)          --         440,000(1)
  CEO and CFO

Allen Ringer                  1999   $ 59,552(3)     $132,150(2)          --            --
   President

                              1998   $ 60,000(3)           --             --            --

                              1997         --        $  3,405(4)     236,593(4)      236,593(4)


----------

(*) Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted.

(1) In September 1999, Mr. McMillan, as guarantor on Lioninc.com's line of credit, was paid a loan fee of $16,250 and granted warrants to purchase 140,000 shares of the Company's common stock at $1.06 per share. In December 1999, Mr. McMillan, as CEO of the Company, was granted stock options to purchase 300,000 shares of the Company's common stock at $.66 per share. As of December 31, 1999, the aggregate value of all shares beneficially owned by Mr. McMillan was $456,250, valued at $.625 per share, the closing price of the Company's common stock on the OTC Bulletin Board on that date.

(2) During first quarter 1999, Mr. Ringer exercised stock options totaling 85,000 shares of the Company's common stock which created taxable ordinary income of $132,150. As of December 31, 1999, the aggregate value of all shares beneficially owned by Mr. Ringer was $2,174,706, valued at $.625 per share, the closing price of the Company's common stock on the OTC Bulletin Board on that date.

(3) Mr. Ringer's cash compensation was paid to him by the Company for 1998 and first quarter of 1999 through American Management and Consulting, Inc., a consulting firm, of which Mr. Ringer is Chief Executive Officer and President. See Item 12 "Certain Relationships and Related Transactions."

(4) In January 1998, Mr. Ringer purchased 144,000 shares of common stock and 144,000 warrants, exercisable at $.50 per share, in exchange for 1997 deferred compensation of $36,000. In addition, Mr. Ringer purchased 92,593 shares of common stock and 92,594 warrants, exercisable at $.50 per share, in exchange for interest earned of $23,148 on deferred compensation and loans to the Company. Interest earned and paid in cash during 1997 to Mr. Ringer related to deferred compensation and loans to the Company totaled $3,405.

OPTION GRANTS LAST FISCAL YEAR.

     The following table sets forth options granted to Named Officers during 1999. No other executive officers received option grants in the last fiscal year.


                                              Number of        Percent of
                                             securities       total stock
                                             underlying     options granted     Exercise or
                                            stock options   to employees in      base price
Name and Principal Position                    granted        fiscal year          ($/Sh)       Expiration date
---------------------------                 -------------   ---------------     -----------     ---------------
John A. McMillan, CEO and CFO                   300,000          11.3%              $0.66          12/13/03


AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE.

     The following table provides information with respect to the Named Executive Officers regarding the exercise of options or warrants during the fiscal year ended December 31, 1999 and unexercised options or warrants held as of December 31, 1999. No stock appreciation rights were exercised during 1999 or were outstanding at December 31, 1999.


                                                       Number of Securities              Value of Unexercised
                                                     Underlying Unexercised                  In-the-Money
                           Shares                       Options/Warrants                   Options/Warrants
                        Acquired on   Value            at Fiscal Year-End(#)             at Fiscal Year-End($)
                          Exercise   Realized    --------------------------------     ----------------------------
       Name                 (#)        ($)         Exercisable      Unexercisable     Exercisable    Unexercisable
       ----              ---------   --------    ----------------   -------------     -----------    -------------
John A. McMillan,
CEO and CFO
    Options                   --           --            50,000           300,000              --              --
    Warrants               120,000   $ 11,160           140,000                --              --              --

Allen Ringer (1)
 President
    Options              1,000,000   $589,650                --                --              --              --
    Warrants                  --           --           740,164                --     $    92,520              --


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

     As of December 31, 1999, the Company had granted options to purchase an aggregate of 12,077,500 shares of common stock, of which 5,182,500 were outstanding at December 31, 1999. Of the options granted, 4,595,000 were issued to directors of the Company, of which 1,445,000 were outstanding at December 31, 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership as of December 31, 1999 of the Company's common stock by (a) each person known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director of the Company, and (c) all directors and executive officers of the Company as a group.


                                           Shares
Name and Address(1)                     Beneficially        Percentage
Of Beneficial Owner                       Owned(2)           of Shares
-------------------                       -----              ---------
Allen C. Ringer                             3,479,529 (3)      10.8%
Sam Ringer                                   2,831,974(4)       8.9%
Joe Ringer                                   2,832,535(5)       8.9%
Billy Anders, Sr.                            2,134,091(6)       6.6%
John A. McMillan                               730,000(7)       2.3%
Alan S. Dernbach                               392,000(8)       1.2%
Kurt Springman                                 129,600(9)        *
Jacob L. Smith                                 80,000(10)        *
J.C. (Tuck) Marshall                            1,000(11)        *
All Officers and Directors
   As a  Group  (9 persons)                12,610,729          36.4%


----------
*    Less than one percent.

(1) Except as noted below, the business address of Mr. Ringer and all other directors and executive officers is 2201 Lind Avenue SW, Suite 200, Renton, WA 98055.

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

(3) Includes 1,000,000 shares underlying stock options exercised by promissory note. Mr. Ringer is deemed the beneficially owner of the 1,927,529 shares of the Company's stock beneficially owned by American Management and Consulting Inc. because of his power to vote and dispose of those shares. Excludes 632,278 shares beneficially owned by Dutchman Irrevocable Trust, of which his wife Marilyn K. Ringer is trustee, and 10,000 shares underlying stock options owned by his wife, as to which Mr. Ringer disclaims beneficial ownership.

(4) Includes 1,000,000 shares underlying stock options exercised by promissory note and 414,888 shares underlying warrants granted but not yet exercised.

(5) Includes 1,000,000 shares underlying stock options exercised by promissory note and 416,568 shares underlying warrants granted but not yet exercised.

(6) Includes 1,000,000 shares underlying stock options and 70,000 shares underlying warrants granted but not yet exercised. The address of Mr. Anders is 2010 S. Overbluff Ct., Spokane, WA 99203.

(7) Includes 350,000 shares underlying stock options and 140,000 shares underlying warrants granted but not yet exercised. The address of Mr. McMillan is 500 Pine Street, Seattle, WA 98101.

(8)  Includes 15,000 shares underlying stock options not yet exercised.

(9)  Includes 15,000 shares underlying stock options not yet exercised.

(10) Includes 65,000 shares underlying stock options granted but not yet exercised. The address of Mr. Smith is 3800 Ft. Bellingham Rd., Bellingham, WA 98225.

(11) The address of Mr. Marshall is 7601 W. 191st Street, Tinley Park, IL 60447.


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

     American Management and Consulting Inc. ("AMC") is a consulting firm of which Allen Ringer serves as President and CEO. The Company received management consulting services from AMC during the first quarter of 1999, marketing and sales consulting services from Billy Anders, Sr., Chairman of the Board, during all of 1999, and administrative and clerical consulting services from Marilyn Ringer, wife of the Company's president, during the first quarter of 1999. For the year ended December 31, 1999, AMC, Billy Anders, Sr. and Mrs. Ringer were paid cash compensation totaling $15,000, $72,000 and $4,000, respectively. For the year ended December 31, 1998, AMC, Billy Anders, Sr. and Mrs. Ringer were paid cash compensation totaling $60,000, $66,830 and $31,550, respectively

     From time to time, AMC and members of Allen Ringer's family, including children Sam Ringer, Joe Ringer and Shadda Lee, have deferred salaries and made working capital advances and loans to the Company. At December 31, 1997 the company owed this group a combined total of $538,162. With respect to AMC, the Company owed $149,041 which was comprised of $36,000 of deferred compensation and $113,041 of loans and interest. In January of 1998 the $149,041 was paid off through the issuance of 596,164 shares of the Company's common stock at $.25 per share and warrants representing 596,164 shares exercisable at $.50 per share. Sam Ringer was owed $161,613 which was comprised of $103,722 of deferred compensation and interest and $57,891 of loans to the Company. In January of 1998 the Company paid off the $103,722 of deferred compensation and interest by the issuance of 414,888 shares of the Company's common stock at $.25 per share and warrants representing 414,888 shares exercisable at $.50 per share. The loans of $57,891 were paid off in cash in June 1998.

Joe Ringer was owed $121,449 which was comprised of $104,142 of deferred compensation and interest and $17,307 of loans to the Company. In January of 1998 the Company paid off the $104,142 of deferred compensation and interest by the issuance of 416,568 shares of the Company's common stock at $.25 per share and warrants representing 416,568 shares exercisable at $.50 per share. The loans of $17,307 were paid off in cash in June 1998. Shadda Lee was owed $106,059 which was comprised of $47,720 of deferred compensation and interest and $57,891 of loans and interest to the Company. In January of 1998 the Company paid off $90,672 of this balance through the issuance of 362,689 shares of the Company's common stock at $.25 per share and warrants representing 362,689 shares exercisable at $.50 per share. The remaining $15,387 of debt was paid off in cash throughout the first six months of 1998. At December 31, 1998 the Company owed a total of $26,188 which was comprised of $13,094 each to Sam and Joe Ringer for deferred compensation and interest. In January of 1999 this debt was paid off in full through a cash payout. At December 31, 1999, Sam Ringer loaned the Company $60,500 that is payable with interest on March 30, 2000.

     In June 1996 the Company engaged Howard Baskin, a management consultant, to help the Company grow its customer and revenue base and expand nationally. In January 1997, the Company entered into a consulting agreement with Mr. Baskin under which he agreed to temporarily relocate to Seattle and advise the Company on a full-time basis. From January 1997 through July 1998 he served as "Managing Executive" of LION under the consulting agreement, advising management on strategic and operating decisions. In consideration for his services, the consulting agreement entered into in January 1997 originally provided for incentive compensation under a formula that would have created a cash bonus in the high six figures to low seven figures upon achieving certain financial targets. In March 1998 the consulting agreement was amended to replace this substantial potential cash obligation by an option to purchase 700,000 shares of the Company's common stock exercisable at $.01, which are now fully vested at December 31, 1998. Compensation expense of $412,930 related to these options was recognized by the Company during the year ended December 31, 1997. The consulting agreement also provides for certain other options to purchase 1,800,000 shares of the Company's common stock at prices ranging from $.75 to $3.00 per share which are to be granted contingent upon the occurrence of certain events. Based on certain events that did occur, options to purchase 25,000 shares at $.75 per share were granted during 1998 and again to purchase 25,000 shares at $.75 per share during 1999 and are both fully vested. Compensation expense of $16,825 and $41,072 was recognized for the years ended December 31, 1998 and 1999, respectively. Under the consulting agreement Mr. Baskin received cash compensation of $79,797 and $88,312 for the years ended December 31, 1998 and 1999, respectively.

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

     At December 31, 1999, Allen Ringer, Sam Ringer and Joe Ringer beneficially owned approximately 10.8%, 8.9% and 8.9%, respectively, for aggregate holdings of approximately 28.6%, of the outstanding shares of common stock of the Company (assuming exercise of their outstanding warrants and not the options granted to Company employees and service providers). As a group, the present executive officers and directors of the Company beneficially owned approximately 36.1% of the outstanding shares. As a result, these shareholders may be able to control or significantly influence all matters requiring shareholder approval, including the election of the Company's directors and approval of significant corporate transactions. As of December 31, 1999, the Company had granted options to purchase an aggregate of 12,077,500 shares of common stock, of which 5,182,500 were outstanding at December 31, 1999. Of the options granted, 4,595,000 were issued to directors of the Company, of which 1,445,000 were outstanding at December 31, 1999.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     The following documents are filed herewith for informational purposes not part of this Annual Report, except as otherwise indicated:


3.1      Restated Articles of Incorporation (1)
3.2      By-laws (1)
4.1      Specimen Common Stock Certificate (1)
10.1     1998 Stock Option Plan with Form of Option Agreement (1)
10.2     Consulting Agreement on H. Baskin (1)
10.3     Premises Lease Agreement (Mercer Island property) dated as of May 1, 1998 (1)
10.4     Premises Lease Agreement (Spokane property) dated as of January 1, 1999 (2)
10.5     Premises Lease Agreement (Renton Property) dated as of June 30, 1999 (lease term beginning September 13, 1999 (3)
16.1     Letter on change in certifying accountant from Thomas J. Harris CPA related to Form 10 - SB (2)
16.2     Letter on change in certifying accountant from Thomas J. Harris CPA related to this annual report (2)
21.1     LION,  Inc., a Washington corporation is the sole subsidiary of the Company (1)
27.1     Financial Data Schedule December 31, 1999



(1) Incorporated by reference to the same exhibit number to the Company's Registration Statement on Form 10-SB (File No. 0-25159)

(2) Incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 1998.

(3) Incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended September 30, 1999.

(b)  REPORTS ON FORM 8-K

     No Reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Renton, Washington, on April 14, 2000.

                           PLENUM COMMUNICATIONS, INC.
                           ---------------------------
                                  (Registrant)

                              BY: /s/ Allen Ringer
                                 --------------------
                                  Allen Ringer
                                  President

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           Signature                               Title                         Date
           ---------                               -----                         ----
     /s/ John A. McMillan                Chairman of the Board, CEO           April 14, 2000
                                         and CFO
    /s/ Allen C. Ringer                  Director and President               April 14, 2000
    /s/ Billy Anders, Sr.                Director                             April 14, 2000
    /s/ Sam Ringer                       Director                             April 14, 2000
    /s/ Joe Ringer                       Director                             April 14, 2000
    /s/ Kurt Springman                   Director                             April 14, 2000
    /s/ Steve Thomson                    Controller                           April 14, 2000



                                  EXHIBIT INDEX


3.1      Restated Articles of Incorporation (1)
3.2      By-laws (1)
4.1      Specimen Common Stock Certificate (1)
10.1     1998 Stock Option Plan with Form of Option Agreement (1)
10.2     Consulting Agreement on H. Baskin (1)
10.3     Premises Lease Agreement (Mercer Island property) dated as of May 1, 1998 (1)
10.4     Premises Lease Agreement (Spokane property) dated as of January 1, 1999 (2)
10.5     Premises Lease Agreement (Renton Property) dated as of June 30, 1999 (lease term beginning September 13, 1999 (3)
16.1     Letter on change in certifying accountant from Thomas J. Harris CPA related to Form 10 - SB (2)
16.2     Letter on change in certifying accountant from Thomas J. Harris CPA related to this annual report (2)
21.1     LION,  Inc., a Washington corporation is the sole subsidiary of the Company (1)
27.1     Financial Data Schedule December 31, 1999


(1) Incorporated by reference to the same exhibit number to the Company's Registration Statement on Form 10-SB (File No. 0-25159)

(2) Incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 1998.

(3) Incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended September 30, 1999.