Form 10QSB
period 2000-03-31
PLENUM COMMUNICATIONS INC/MN
filed 2000-05-15
CIK 941179

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - QSB

(Mark One)
/ X / Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       OR

/ / Transition report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________

                         Commission file number 0-25159

                           PLENUM COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in its charter)

             Minnesota                                   91-1524747
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

        2201 Lind Avenue SW, Suite 200, Renton, WA             98055
       (Address of principal executive offices)               (Zip code)

                                (425) 902 - 4140
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

As of May 8, 2000, approximately 32,753,253 shares of the Company's common stock were outstanding.

                   Plenum Communications, Inc. and Subsidiary
                                  Form 10 - QSB

                      For the Quarter Ended March 31, 2000

                                                                                                 PAGE
                                                                                                NUMBER

                                                    INDEX

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999        3

               Consolidated Statements of Operations for the three months ended March 31,
               2000 and 1999 (unaudited)                                                              4

               Consolidated Statements of Cash Flows for the three months ended March 31,
               2000 and 1999 (unaudited)                                                              5

               Notes to Consolidated Financial Statements                                             6

Item 2         Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                             7

PART II        OTHER INFORMATION

Item 2         Changes in Securities and Use of Proceeds                                             11

Item 6         Exhibits and Reports on Form 8 - K                                                    12

               Signatures                                                                            13

                                PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          Plenum Communications, Inc. and Subsidiary

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                                     March 31,
                                                                                       2000           December 31,
                                                                                    (Unaudited)           1999
                                                                                  ----------------   ----------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $    452,266       $    368,649
    Accounts receivable, less allowance for doubtful accounts of $89,977 and
       $148,179 in 2000 and 1999, respectively                                         413,200            380,547
    Prepaid expenses and other                                                         398,731            236,584
                                                                                  ----------------   ----------------

         Total current assets                                                        1,264,197            985,780

PROPERTY AND EQUIPMENT - net                                                           890,909            981,530

OTHER ASSETS
    Goodwill - net                                                                     472,334            500,674
    Other assets                                                                        37,177             37,177
                                                                                  ----------------   ----------------

                                                                                  $  2,664,617       $  2,505,161
                                                                                  ================   ================


                                          LIABILITIES

CURRENT LIABILITIES
    Line of credit                                                                $    378,019       $    587,550
    Accounts payable                                                                   283,009            434,922
    Accrued liabilities                                                                488,602            415,152
    Deferred revenue                                                                   336,637            289,930
    Related party payables                                                              58,122             60,500
                                                                                  ----------------   ----------------

         Total current liabilities                                                   1,544,389          1,788,054

COMMITMENTS AND CONTINGENCIES                                                             -                  -

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001 per share; authorized
       5,000,000 shares; none outstanding                                                 -                  -
    Common stock - authorized, 50,000,000 shares of $.001 par value;                    32,753             31,416
    Additional contributed capital                                                  12,145,884         11,187,120
    Notes receivable from stockholders                                              (1,432,188)        (1,289,063)
    Accumulated deficit                                                             (9,626,221)        (9,212,366)
                                                                                  ----------------   ----------------
                                                                                     1,120,228            717,107
                                                                                  ----------------   ----------------

                                                                                  $  2,664,617       $  2,505,161
                                                                                  ================   ================

The accompanying notes are an integral part of these statements.

                   Plenum Communications, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three months ended March 31,
                                                                          -----------------------------------------
                                                                                2000                   1999
                                                                          ------------------    -------------------
Revenues                                                                  $   1,542,082         $     710,278

Expenses
    Direct costs                                                                208,187                92,705
    Selling and marketing                                                       524,150               349,165
    General and administrative                                                  661,449               483,461
    Compensation from stock options issued under fair market value              181,260                    -
    Research and development                                                    222,003                64,172
    Depreciation and amortization                                               111,788                27,344
                                                                          ------------------    -------------------
                                                                              1,908,837             1,016,847
                                                                          ------------------    -------------------

         Operating loss                                                        (366,755)             (306,569)

Other income (expense)

    Interest expense                                                            (63,242)              (46,345)
    Interest income                                                              16,142                 9,231
                                                                          ------------------    -------------------

         NET LOSS                                                         $    (413,855)        $    (343,683)
                                                                          ==================    ===================

Loss per common share                                                     $        (.01)        $        (.01)
                                                                          ==================    ===================












The accompanying notes are an integral part of these statements.

                   Plenum Communications, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three months ended March 31,
                                                                               ---------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                     2000                  1999
                                                                               -----------------      ----------------
Cash flows from operating activities
    Net loss                                                                   $    (413,855)         $    (343,683)
    Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization                                              111,788                 27,344
          Write - off  of software development costs                                  56,200                      -
          Interest earned on notes receivable                                        (15,226)                     -
          Interest expense on convertible debentures                                       -                 46,156
          Warrants issued for services received                                       10,828                      -
          Common stock and stock options issued for services received                  2,736                 44,795
          Compensation expense on stock options issued under fair market             181,260                      -
              value
          Changes in assets and liabilities
              Accounts receivable                                                    (32,653)               (23,629)
              Prepaid expenses and other                                             (27,809)               (66,423)
              Accrued liabilities                                                     73,450                 35,310
              Accounts payable                                                      (151,913)                88,072
              Deferred revenue                                                        46,707                 31,196
                                                                               -----------------      ----------------

                  Net cash used in operating activities                             (158,487)              (160,862)

Cash flows from investing activities
    Capitalized software development costs                                           (48,862)               (70,817)
    Purchase of property and equipment                                                  (165)               (33,024)
                                                                               -----------------      ----------------

                  Net cash used in investing activities                              (49,027)              (103,841)

Cash flows from financing activities
    Payments on related party payables                                                (2,378)               (26,188)
    Payments on line of credit                                                      (209,531)                     -
    Proceeds from notes receivable                                                    10,000                      -
    Proceeds from issuance of common stock and exercise of stock options              20,808                 26,250
    Proceeds from exercise of warrants                                               472,232                248,898
                                                                               -----------------      ----------------

                  Net cash provided by financing activities                          291,131                248,960
                                                                               -----------------      ----------------

Net increase (decrease)  in cash and cash equivalents                                 83,617                (15,743)

Cash and cash equivalents at beginning of period                                     368,649                566,767
                                                                               -----------------      ----------------

Cash and cash equivalents at end of period                                     $     452,266          $     551,024
                                                                               =================      ================

Supplemental non-cash investing and financing activities:
    Exercise of stock options by notes receivable                              $     309,375          $      12,500
    Common stock returned for cancellation of note receivable                  $     156,250          $           -
    Issuance of warrants for services included in prepaid expense              $     129,940          $           -
    Capitalized software costs incurred through accrued liability              $           -          $      49,000

The accompanying notes are an integral part of these statements.

                   Plenum Communications, Inc. and Subsidiary

                                  Form 10 - QSB

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related notes are presented as permitted by Form 10 - QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1999. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10 - KSB of Plenum Communications, Inc. (d/b/a LION Inc.) and its subsidiary (the "Company") and notes thereto, for its fiscal year ended December 31, 1999.

NOTE 2.   LOSS PER SHARE

Loss per share is based on the average number of shares outstanding during each period and income available to common stockholders. The weighted average number of common shares outstanding was 32,192,901 and 25,068,256 for the three months ended March 31, 2000 and 1999, respectively. The computation for loss per common share assuming dilution for the three-months ended March 31, 2000 and 1999 was anti-dilutive, and therefore, is not included.


NOTE 3.   ISSUANCE OF SERIES A PREFERRED STOCK

On April 27, 2000, the Company filed a Certificate of Designation with the State of Minnesota providing for the designation of a series of preferred stock to be named "Series A Preferred Stock," consisting of 4,782,608 shares for financing of up to $3,000,000. On May 1, 2000, the Company received $900,000 during "the first closing" on the issuance of 1.5 million shares of Series A Preferred Stock. Issue costs totaled approximately $93,000. The Preferred Stock is not redeemable and one share of Preferred Stock can be converted at the option of the holder at any time after the date of issuance into one share of Common Stock. The holder of each share of Series A Preferred Stock has the right to one vote for each share of Common Stock into which such Preferred Stock could then be converted. The remaining unissued shares of Series A Preferred Stock totaling 3,282,608 shares may be issued based on a schedule covering 180 days beginning April 28, 2000. The proceeds from the sale of the Series A Preferred Stock will be used to payoff certain Company obligations, enhance core products, and support future Company initiatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document.

Except for the historical information contained herein, the matters discussed in this Form 10 - QSB include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All statements that look forward in time or include anything other than statements of historical fact are forward-looking statements. Such statements are based upon the beliefs of, and information currently available to, our management, and involve risks and uncertainties that may affect our actual results of operations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Those risks and uncertainties include but are not limited to: (i) uncertainties of achieving profitability;
(ii) market demand for quality, accurate and timely information on a consistent basis; (iii) the competitive market for Internet-based services in which we operate, and uncertainties as to continued end-user acceptance of the Company's services and products; (iv) dependence on the Internet and current software standards; (v) dependence on mortgage brokers and the mortgage brokerage industry; (vi) possible under-capitalization and the need for future financing;
(vii) dependence on hardware and other equipment and services used for system database security; (viii) the impact of mergers and acquisitions; (ix) the impact of the Year 2000 related issues; and (x) risks associated with the introduction of new products and services.

We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

Our operating subsidiary, Lioninc.com, is one of the leaders in providing Internet products and services for the mortgage industry. Lioninc.com maintains an extensive on-line mortgage loan database, automated loan underwriting systems and other related Internet-based products and services for mortgage brokers and lenders.

Through its LionPro products and services ("www.lioninc.com"), Lioninc.com provides wholesale mortgage rate, fee, and program information to over 5,400 mortgage brokers nationwide via the Internet. The Lioninc.com database is updated daily with new information from over 400 participating lenders (both conforming and sub-prime) and is available to mortgage brokers through Lioninc.com's password protected, membership-based Internet service.

Lioninc.com also uses its LionChoice network of sites ("www.lionchoice.com") as its consumer portal to help mortgage brokers and borrowers use the Internet to create business-to-consumer relationships. It attracts approximately 500,000 unique visitors per month. Its Mortgage101.com site is listed on 100Hot.com as one of the higher trafficked web sites on the Internet for loan information. In addition, Mortgage101 provides consumer education materials to NAMB, the broker trade association based in Washington D.C. Through LionChoice, we co-brand electronic mortgage centers for more than 5,000 participating real estate companies. Our products and services include (i) the development, hosting and marketing of web sites for mortgage brokers and retail originators, (ii) technology providing the ability to post interest rates for both conforming and "sub-prime" loan programs, an online library of mortgage articles, interactive mortgage calculators, a pre-qualification tool, and an online secure application, and (iii) providing brokers with marketing opportunities through our network of consumer mortgage sites.

In its lender services area, Lioninc.com has developed successful web sites for some of the nation's leading wholesale lenders and currently hosts 60 of the top 200 wholesale lender web sites. In addition, since mid-1999, Lioninc.com has provided automated underwriting capabilities via LION-AU through Fannie Mae's Desktop Originator. This enables brokers who are sponsored by Fannie Mae-approved lenders the ability to use the Internet to send electronic home loan applications directly into Fannie Mae for automated underwriting through "www.lioninc.com/desktoporiginator". As a result, Lioninc.com's subscribing mortgage brokers can quickly deliver an underwriting decision to the customer.

Lioninc.com is currently developing software applications to support online wholesale origination and fulfillment services. We refer to this product as "LoanCat." LoanCat is a fully managed E-commerce solution for lenders. As an application service provider (ASP) in the business-to-business (B2B) space, Lioninc.com will customize and host a wholesale lender's web site, as well as provide the software applications needed to automate a lender's loan pipeline. LoanCat will allow lenders to provide brokers with web-based tools that facilitate an efficient and fast loan process. The product will feature origination applications such as product and pricing search engines, real-time rate locking capabilities, electronic 1003 manager, loan status monitoring and a broadcast E-mail center. All of these features will be secured by Lioninc.com's access-control module. This access feature will provide a complete and secure E-commerce solution.

Additional revenue sources are derived from ad banner advertisements on the Lioninc.com Web site.

RESULTS OF OPERATIONS

REVENUES

Revenues increased to $1,542,082 from $710,278 for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of $831,804 or 117%. Total revenues of $1,542,082 for the three months ended March 31, 2000 were comprised of mortgage broker fees (LionPro and LionChoice) of $1,090,764 or 71%, lender fees of $345,704 or 22%, ad banner revenues of $92,459 or 6%, and broadcast fax fees of $13,155 or 1%. Total revenues of $710,278 for the three months ended March 31, 1999 were comprised of mortgage broker fees of $517,312 or 73%, lender fees of $136,242 or 19%, ad banner revenues of $33,140 or 5%, and broadcast fax fees of $23,584 or 3%.

Over 50% of the growth in revenues in the first quarter of 2000 compared to the same quarter in 1999 is primarily due to the acquisition of the IMark assets and its mortgage industry Internet sites on May 17, 1999. These LionChoice products contributed $473,260 of the $831,804 increase in revenues. The remainder of the increase is due to $209,462 of new lender fees, $100,192 of new LionPro fees, $59,319 of new ad banner fees and a reduction of broadcast fax fees totaling $10,429.

We previously set as a goal the achievement of revenues in any one quarter to be at least twice the revenues in the same quarter of the preceding year. Although we achieved this goal during the present quarter, due to a shortage of funding during the first quarter of 2000 combined with a constricting market and rising interest rates in the mortgage industry, we expect the rate of increase in overall revenues during the second quarter of 2000 to slow below this targeted rate of increase. We received additional funds (see "Liquidity and Capital Resources" below) during the first part of the second quarter of 2000, and intend to implement plans to direct the rate of increase in revenues back to our goal.

DIRECT COSTS

Direct costs are comprised primarily of web site development and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs increased to $208,187 from $92,705 for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of $115,482 or 125%. Direct costs as a percentage of revenues were 13.5% and 13% for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily due to the addition of web masters to accommodate the increased business in web site development and to the addition of database personnel to handle the increased volume of rate, fee, and other program information that is updated on a daily basis.

SELLING AND MARKETING

Marketing and selling expenses are comprised of marketing and advertising costs, trade show costs, sales salaries and related support costs. Marketing and selling expenses increased to $524,150 from $349,165 for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of $174,985 or 50%. These expenses as a percentage of revenues were 34% and 49% for the three months ended March 31, 2000 and 1999, respectively. The increase in costs was due primarily to increased use of resources for advertising and marketing programs and an increase in the tele-marketing sales effort.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are comprised of management and administrative salaries and related costs, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased to $661,449 from $483,461 for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of $177,988 or 37%. General and administrative expenses as a percentage of revenues improved to 43% from 68% for the three months ended March 31, 2000 and 1999, respectively. The increase in costs was due primarily to (1) increases in management, finance and administrative salaries, (2) an increase in bad debt expense due to the constricting mortgage industry, and (3) increased occupancy costs.

COMPENSATION FROM STOCK OPTIONS ISSUED UNDER FAIR MARKET VALUE

During the first quarter of 2000, certain long-time unrelated party employees exercised stock options in consideration for nonrecourse promissory notes. Under APB Opinion No. 25, the issuance of stock options under such notes is in essence a new granting of options. By issuing nonrecourse notes, we extended the original terms of the fixed award, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the original intrinsic value of the original award. For the three months ended March 31, 2000, we recorded compensation expense of $181,260 for the difference between the original intrinsic value and the intrinsic value of the new award.

RESEARCH AND DEVELOPMENT

Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $222,003 from $64,172 for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of $157,831 or 246%. The increase is primarily due to our increased efforts to develop the business-to-business (B2B) strategy through our LoanCat project for supporting online wholesale origination and fulfillment services. We expect to spend more time and resources on our B2B strategy in 2000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased to $111,788 from $27,344 for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of $84,444 or 309%. Depreciation and amortization expenses were 7% and 4% of revenues for the three months ended March 31, 2000 and 1999, respectively. The increase of $84,444 was due primarily to the (1) purchase of telecommunications equipment and computer hardware and (2) capitalization of internally developed software needed to expand and improve our telecommunications and computer systems infrastructure. We expect these capital expenditure requirements to continue to grow in the future in order to provide our value added products and services in both a timely and efficient manner. In addition, goodwill totaling $566,801 related to the IMark acquisition of assets recorded on May 17, 1999, contributed approximately $28,340 of amortization expense for the three months ended March 31, 2000.

INTEREST EXPENSE

Interest expense totaling $63,242 for the three months ended March 31, 2000 is comprised primarily of amortization of loan fees and interest related to the Lioninc.com line of credit. Interest expense totaling $46,345 for the three months ended March 31, 1999 is comprised primarily of interest on convertible debentures.

INTEREST INCOME

Interest income increased to $16,142 from $9,231 for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily due to interest earned on nonrecourse promissory notes related to the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

During fourth quarter 1999, the rate at which outstanding warrants were converted deteriorated. Only $270,906 out of $840,460 of warrants that were expiring during the fourth quarter were exercised, for a conversion rate of 32%. It became apparent that the number of warrants exercised during fourth quarter 1999 and first quarter 2000 would not be adequate to maintain our current level of spending.

As a result, we implemented a plan to generate profitability and positive cash flow from operations while maintaining our position as a market leader and growing our revenue base through new products and key strategic alliances. The intent was for profitability and positive cash flow from operations to occur by the end of the first quarter or the beginning of the second quarter. However, as mentioned in the discussion of "REVENUES" above, due to a shortage of funding during the first quarter of 2000 combined with a constricting market and rising interest rates in the mortgage industry, we expect the rate of increase in overall revenues during the second quarter of 2000 to slow. While we have made good progress during the first quarter of 2000, management believes that profitability and positive cash flow from operations will likely not be achieved before third quarter of 2000.

We had $452,266 in cash and cash equivalents at March 31, 2000. On May 1, 2000, we received $807,000 (net of $93,000 of issue costs) related to the issuance of
1.5 million shares of Series A Preferred Stock (see "Note 3. Issuance of Series A Preferred Stock" in the Notes to Consolidated Financial Statements on page 6 of this filing). The remaining unissued shares of the Series A Preferred Stock totaling 3,282,608 shares may be issued based on a schedule covering 180 days beginning April 28, 2000. The proceeds from the sale of the Series A Preferred Stock will be used to payoff certain of our obligations, enhance core products, and support our future initiatives. Management intends to continue to focus on its goal of profitability and positive cash flow from operations.

Management believes these plans provide for continuance of operations through January 1, 2001. However, there can be no assurance that we will be able to obtain sufficient additional financing when needed or be successful in our future operations.

During the three months ended March 31, 2000, we used net cash of $158,487 in our operating activities, compared to the use of $160,862 for operations in the same quarter in the prior year. The net use of cash in operating activities was primarily attributable to (1) research and development in internal software for automated underwriting and wholesale origination and fulfillment services, (2) a focus on delivering our core business, and (3) occupancy and related costs for future growth.

During the three months ended March 31, 2000, we used net cash of $49,027 for our investing activities compared to $103,841 in the same quarter in the prior year. The use of cash for investing activities was primarily for capitalized software development costs related to the LoanCat project (developing solutions for online wholesale origination and fulfillment services for lenders) in the current quarter just ended and for the acquisition of equipment and capitalized software development costs related to automated underwriting for the same quarter in the prior year.

During the three months ended March 31, 2000, we used cash proceeds from financing activities primarily from the exercise of warrants. Warrant exercises during the quarter totaled $472,232. This enabled us to pay down our line of credit by $209,531 while at the same time reducing other current obligations throughout the quarter. In the same quarter of the prior year, net cash proceeds from financing activities totaling $248,960 were primarily from the exercise of warrants.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2000, we sold an aggregate of 980,964 shares of common stock to 13 of our existing shareholders at purchase prices ranging from $.25 to $.50 per share in connection with the exercise of outstanding warrants, for an aggregate purchase price of $472,232. The investors were accredited or sophisticated purchasers. We issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the share certificates issued in the transactions. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

During the three months ended March 31, 2000, we sold an aggregate of 544,167 shares of common stock to 6 persons at purchase prices ranging from $.01 to $1.00 per share in connection with the exercise of outstanding options. Cash consideration was received from 3 persons totaling $20,808 for 94,167 shares at exercise prices ranging from $.01 to $.65 per share. Nonrecourse promissory notes were received from 3 persons in the total amount of $309,375 for 450,000 shares at exercise prices ranging from $.25 to $1.00 per share. The promissory notes accrue interest at 10% per annum with all three notes maturing on July 1, 2001. The issuances of common stock upon the exercise of the stock options were deemed to be exempt from registration under the Securities Act in reliance on Rule 701, and were issued pursuant to a written compensation benefit plan in consummation of offers made prior to our becoming subject to the reporting requirements of the Exchange Act.

On March 1, 2000, we cancelled the issuance of 187,500 shares of common stock due to nonpayment by one person on a nonrecourse promissory note coming due on the same date totaling $156,250.

On March 14, 2000, we granted a warrant for consideration of $2,000 for legal and financial advisory services. The warrant was granted to 1 person for a total of 200,000 common shares at an exercise price of $.78 per share and an expiration date of March 14, 2003. It contains a net issuance exercise provision, providing that, if the fair market value of our common stock is greater than the exercise price, in lieu of exercising the warrant for cash, the holder may elect to receive shares equal to the value of the warrant. The investor was an accredited or sophisticated purchaser. We issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipient of securities represented its intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. The offering was made without the use of any general solicitation or advertising. The recipient had access to all material information concerning the Company.

Pursuant to the Company's 1998 Stock Option Plan, we granted stock options to 100 employees at various dates from January to March 2000. These stock options were comprised of 1,021,875 shares of common stock, expire over 2 to 5 years from the date of grant, vest in quarterly increments over a 4 year period (with the exception of options comprised of 140,000 shares that are 100% vested at the date of grant) and have exercise prices, based on the market price at the date of grant, ranging from $.62 to $.94 per share. The granting of stock options did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits to Part II:

      Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PLENUM COMMUNICATIONS, INC.
                                  (Registrant)


Date:  May 15, 2000            By:   /s/ Allen Ringer
                               ---   ----------------

                                     Allen Ringer
                                     President

                                  EXHIBIT INDEX

27.1     Financial Data Schedule March 31, 2000.