Form 10QSB
period 2000-06-30
PLENUM COMMUNICATIONS INC/MN
filed 2000-08-14
CIK 941179

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

OR

/ /	Transition report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-25159

PLENUM COMMUNICATIONS, INC.
(Name of Small Business Issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	91-1524747 (IRS Employer Identification No.)
2201 Lind Avenue SW, Suite 200, Renton, WA (Address of principal executive offices)	98055 (Zip code)

(425) 902-4140
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 7, 2000, approximately 33,337,811 shares of the Company's common stock were outstanding.

Plenum Communications, Inc. and Subsidiary
Form 10—QSB
For the Quarter Ended June 30, 2000

INDEX

		PAGE NUMBER
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999	3
	Consolidated Statements of Operations for the three and six month periods ended June 30, 2000 and 1999 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
PART II	OTHER INFORMATION
Item 2	Changes in Securities and Use of Proceeds	13
Item 6	Exhibits and Reports on Form 8-K	14
	Signatures	15

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Plenum Communications, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	June 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$591,304	$368,649
Accounts receivable, less allowance for doubtful accounts of $90,897 and $148,179 in 2000 and 1999, respectively	430,570	380,547
Prepaid expenses and other	318,607	236,584

Total current assets	1,340,481	985,780
PROPERTY AND EQUIPMENT—net	874,476	981,530
OTHER ASSETS
Goodwill—net	810,317	500,674
Other assets	37,177	37,177

	$3,062,451	$2,505,161

LIABILITIES
CURRENT LIABILITIES
Line of credit	$176,241	$587,550
Accounts payable	117,910	434,922
Accrued liabilities	408,522	415,152
Deferred revenue	398,290	289,930
Related party payables	—	60,500

Total current liabilities	1,100,963	1,788,054
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock—authorized, 5,000,000 shares of $.001 par value	1,500	—
Common stock—authorized, 50,000,000 shares of $.001 par value	33,338	31,416
Additional contributed capital	13,251,825	11,187,120
Notes receivable from stockholders	(1,432,188)	(1,289,063)
Accumulated deficit	(9,892,987)	(9,212,366)

	1,961,488	717,107

	$3,062,451	$2,505,161

The accompanying notes are an integral part of these statements.

Plenum Communications, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
Revenues	$1,483,772	$953,219	$3,025,854	$1,663,497
Expenses
Direct costs	163,312	128,373	371,499	221,078
Selling and marketing	532,991	433,167	1,057,141	782,332
General and administrative	856,936	613,124	1,518,385	1,096,585
Compensation from stock options issued under fair market value	(79,680)	—	101,580	—
Research and development	113,357	20,692	335,360	84,864
Depreciation and amortization	122,982	39,355	234,770	66,699

	1,709,898	1,234,711	3,618,735	2,251,558

Operating loss	(226,126)	(281,492)	(592,881)	(588,061)
Other income (expense)
Interest expense	(50,763)	(3,982)	(114,005)	(50,327)
Interest income	10,123	8,512	26,265	17,743

NET LOSS	$(266,766)	$(276,962)	$(680,621)	$(620,645)

Loss per common share	$(.01)	$(.01)	$(.02)	$(.02)

The accompanying notes are an integral part of these statements.

Plenum Communications, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2000	1999
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
Net loss	$(680,621)	$(620,645)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	234,770	66,699
Write-off of software development costs	56,200	—
Interest earned on notes receivable	22,551	—
Interest expense on convertible debentures	—	49,996
Warrants issued for services received	76,909	47,000
Common stock and stock options issued for services received	9,325	48,517
Compensation expense on stock options issued under fair market value	101,580	—
Changes in assets and liabilities
Accounts receivable	(50,023)	(75,150)
Prepaid expenses and other	(51,543)	(81,756)
Accrued liabilities	(6,630)	62,343
Accounts payable	(317,012)	50,649
Deferred revenue	108,360	24,698

Net cash used in operating activities	(496,134)	(427,649)
Cash flows from investing activities
Capitalized software development costs	(108,577)	(145,080)
Cash received for purchase of assets with common stock	—	26,866
Purchase of property and equipment	(10,865)	(105,332)

Net cash used in investing activities	(119,442)	(223,546)
Cash flows from financing activities
Payments on related party payables	(60,500)	(26,188)
Payments on line of credit	(411,309)	—
Proceeds from notes receivable	10,000	—
Proceeds from issuance of common stock and exercise of stock options	20,808	42,950
Net proceeds from issuance of preferred stock	807,000	—
Proceeds from exercise of warrants	472,232	448,598

Net cash provided by financing activities	838,231	465,360

Net increase (decrease) in cash and cash equivalents	222,655	(185,835)
Cash and cash equivalents at beginning of period	368,649	566,767

Cash and cash equivalents at end of period	$591,304	$380,932

Supplemental non-cash investing and financing activities:
Exercise of stock options by notes receivable	$309,375	$12,500
Common stock returned for cancellation of notes receivable	$156,250	$—
Issuance of warrants for services included in prepaid expense	$129,940	$—
Issuance of warrants as finders fee for financing	$62,410	$—
Capitalized software costs incurred through accrued liability	$—	$49,000
Common stock issued related to purchase or IMark assets	$374,117	$600,001

The accompanying notes are an integral part of these statements.

Plenum Communications, Inc. and Subsidiary

Form 10-QSB

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

    The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1999. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-KSB of Plenum Communications, Inc. (d/b/a LION Inc.) and its subsidiary (collectively referred to as the "Company") and notes thereto, for its fiscal year ended December 31, 1999.

NOTE 2. LOSS PER SHARE

    Loss per share is based on the average number of shares outstanding during each period and income available to common stockholders. The weighted average number of common shares outstanding were 32,614,600 and 25,469,727 for the six months ended June 30, 2000 and 1999, respectively, and 33,042,320 and 25,866,786 for the three months ended June 30, 2000 and 1999, respectively. The computation for loss per common share assuming dilution for the six and three months ended June 30, 2000 and 1999 was anti-dilutive, and therefore, is not included.

NOTE 3. ISSUANCE OF SERIES A PREFERRED STOCK

    On April 27, 2000, the Company filed a Certificate of Designation with the State of Minnesota providing for the designation of a series of preferred stock to be named "Series A Preferred Stock," consisting of 4,782,608 shares for financing of up to $3,000,000. On May 1, 2000, the Company received $900,000 during "the first closing" on the issuance of 1.5 million shares of Series A Preferred Stock. Issue costs totaled approximately $93,000. The Preferred Stock is not redeemable and one share of Preferred Stock can be converted at the option of the holder at any time after the date of issuance into one share of Common Stock. The holder of each share of Series A Preferred Stock has the right to one vote for each share of Common Stock into which such Preferred Stock could then be converted. The remaining unissued shares of Series A Preferred Stock totaling 3,282,608 shares may be issued based on a schedule covering 180 days beginning April 28, 2000. As of August 14, 2000, the subscribers right to purchase 1,833,333 shares of the unissued 3,282,608 shares had expired with 1,449,275 shares remaining to be issued under Series A. The proceeds from the sale of the Series A Preferred Stock were used to payoff certain Company obligations, enhance core products, and support future Company initiatives.

NOTE 4. ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK

    On May 17, 1999, the Company exchanged 352,942 shares of its common stock valued at approximately $600,000 for substantially all of the assets of IMark, LLC ("IMark"), including its mortgage industry Internet sites, and assumed certain liabilities and obligations. As part of the Asset Purchase Agreement, if on the date one year from the date of Closing (May 17, 2000), the average market price as defined in the Asset Purchase Agreement times the original shares issued by the Company is less than $600,000, the Company will make up the difference by, in the sole discretion of the Company, either (i) a payment of cash; or (ii) through the issuance of additional shares of the Company's common stock to the

IMark shareholders. On May 17, 2000, the Company's average market price was $.64 per share, and the Company elected to issue 584,558 additional shares of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document.

    Except for the historical information contained herein, the matters discussed in this Form 10-QSB include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All statements that look forward in time or include anything other than statements of historical fact are forward-looking statements. Such statements are based upon the beliefs of, and information currently available to, our management, and involve risks and uncertainties that may affect our actual results of operations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Those risks and uncertainties include but are not limited to: (i) uncertainties of achieving profitability; (ii) market demand for quality, accurate and timely information on a consistent basis; (iii) the competitive market for Internet-based services in which we operate, and uncertainties as to continued end-user acceptance of the Company's services and products; (iv) dependence on the Internet and current software standards; (v) dependence on mortgage brokers and the mortgage brokerage industry; (vi) possible under-capitalization and the need for future financing; (vii) dependence on hardware and other equipment and services used for system database security; (viii) the impact of mergers and acquisitions; and (ix) risks associated with the introduction of new products and services.

    We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

    Our operating subsidiary, LionInc.com, is a leading Internet marketplace for mortgage origination. Through this marketplace, LionInc.com maintains an extensive on-line mortgage loan database, automated loan underwriting systems and other related Internet-based products and services for mortgage brokers and lenders.

    LionInc.com ("www.lionInc.com") maintains a network of consumer sites to help mortgage brokers and borrowers use the Internet to create business-to-consumer relationships. The network of sites currently attracts approximately 500,000 unique visitors per month and is one of the higher trafficked networks on the Internet for loan information. In addition, LionInc.com provides consumer education materials to NAMB, the broker trade association based in Washington D.C. through its "Mortgage101.com." This is one example of over 5,000 co-branded electronic mortgage centers that have been established for REALTORS, real estate offices, relocation sites, associations, and city portals.

    LionInc.com also provides wholesale mortgage rate, fee, and program information to over 5,000 mortgage brokers nationwide via the Internet. The LionInc.com database is updated daily with new information from nearly 300 participating lenders (both conforming and sub-prime) and is available to mortgage brokers through Lioninc.com's password protected, membership-based Internet service. This data powers the network of consumer sites with time sensitive program and price information.

    LionInc.com has developed successful web sites for some of the nation's leading wholesale lenders. Since mid-1999, LionInc.com has provided automated underwriting capabilities via LION-AU through Fannie Mae's Desktop Originator. This enables brokers who are sponsored by Fannie Mae-approved lenders the ability to use the Internet to send electronic home loan applications directly into Fannie Mae for automated underwriting allowing subscribing mortgage brokers to quickly deliver an underwriting decision to the customer.

    LionInc.com is currently developing web-based applications to support online wholesale origination and fulfillment services. As an application service provider (ASP) in the business-to-business (B2B) space, LionInc.com customizes and hosts a wholesale lender's web site, as well as provide the software applications needed to automate a lender's loan pipeline.

    LionInc.com will allow lenders to provide brokers with web-based tools that facilitate an efficient and fast loan process. The product will feature origination applications such as product and pricing search engines, real-time rate locking capabilities, electronic 1003 manager, loan status monitoring and a broadcast E-mail center. All of these features will be secured by Lioninc.com's access-control module. This access feature will provide a complete and secure E-commerce solution. LionInc.com has completed two ASP projects for lenders as of June 30, 2000. They are currently in the beta-test stage and should be operational during the third quarter of 2000. A third ASP project went into production in July 2000.

    Additional revenue sources are derived from ad banner advertisements on the LionInc.com professional and consumer marketplaces. The combined professional and consumer marketplaces represent one of the largest combined marketplaces on the Internet serving the consumer, mortgage originator, and mortgage lender. The marketplace will continue to be strengthened with additional exposure, increased usage, strategic alliances, and developed technologies supporting a growing transactional revenue model.

RESULTS OF OPERATIONS

    At the beginning of the year, we implemented a plan to generate profitability and positive cash flow from operations while maintaining our position as a market leader and growing our revenue base through new products and key strategic alliances. Our efforts were slowed during the first quarter due to a shortage of funding. However, on May 1, 2000 we raised approximately $807,000 (net of $93,000 of issue costs) through the issuance of "Series A Preferred Stock." During the second quarter, we were able to move forward more strongly with our business plan. In our 10-QSB for the first quarter ended March 31, 2000, we anticipated that the rate of increase in our revenues for the second quarter would slow due to the constricting market place and rising interest rates. This turned out to be the case as the rate of revenue growth in a quarter compared to the same quarter in the prior year slowed from 117% in the first quarter to 56% in the second quarter. During the third quarter we anticipate that the rate of increase of revenues will improve. Management believes that profitability and positive cash flow from operations on a quarterly basis is achievable during the fourth quarter of 2000.

REVENUES

    Revenues increased to $3,025,854 from $1,663,497 for the six months ended June 30, 2000 and 1999, respectively. This represents an increase of $1,362,357 or 82%. Total revenues of $3,025,854 for the six months ended June 30, 2000 were comprised of mortgage broker fees (LionPro and LionChoice) of $2,152,772 or 71%, lender fees of $655,183 or 22%, ad banner revenues of $200,398 or 7%, and broadcast fax fees of $17,501. Total revenues of $1,663,497 for the six months ended June 30, 1999 were comprised of mortgage broker fees of $1,217,821 or 73%, lender fees of $312,861 or 19%, ad banner revenues of $78,859 or 5%, and broadcast fax fees of $53,956 or 3%.

    Over 50% of the growth in revenues in the first six months of 2000 compared to the period in 1999 is primarily due to the acquisition of the IMark assets and its mortgage industry Internet sites on May 17, 1999. These LionChoice products contributed $803,291 of the $1,362,357 increase in revenues. The remainder of the increase is due to $342,322 of new lender fees, $131,660 of new LionPro fees, $121,539 of new ad banner fees and a reduction of broadcast fax fees totaling $36,455.

    Revenues increased to $1,483,772 from $953,219 for the three months ended June 30, 2000 and 1999, respectively. This represents an increase of $530,553 or 56%. Total revenues of $1,483,772 for the three months ended June 30, 2000 were comprised of mortgage broker fees of approximately $1,062,008 or 72%, lender fees of approximately $309,479 or 21%, ad banner revenues of approximately $107,939 or 7%, and broadcast fax fees of approximately $4,346. The reasons for the increase are similar to those discussed in the preceding paragraph.

DIRECT COSTS

    Direct costs are comprised primarily of web site development and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs increased to $371,499 from $221,078 for the six months ended June 30, 2000 and 1999, respectively. This represents an increase of $150,421 or 68%. Direct costs as a percentage of revenues were 12.3% and 13.3% for the six months ended June 30, 2000 and 1999, respectively. The increase is primarily due to the addition of web masters to accommodate the increased business in web site development.

    Direct costs increased to $163,312 from $128,373 for the three months ended June 30, 2000 and 1999, respectively. This represents an increase of $34,939 or 27%. Direct costs as a percentage of revenues were 11.0% and 13.5% for the three months ended June 30, 2000 and 1999, respectively. The reasons for the increase are primarily attributable to the additions discussed in the preceding paragraph.

SELLING AND MARKETING

    Marketing and selling expenses are comprised of marketing and advertising costs, trade show costs, sales salaries and related support costs. Marketing and selling expenses increased to $1,057,141 from $782,332 for the six months ended June 30, 2000 and 1999, respectively. This represents an increase of $274,809 or 35%. These expenses as a percentage of revenues were 34.9% and 47.0% for the six months June 30, 2000 and 1999, respectively. The increase in costs was due primarily to increased use of resources for advertising and marketing programs and an increase in the telemarketing sales effort.

    Marketing and selling expenses increased to $532,991 from $433,167 for the three months ended June 30, 2000 and 1999, respectively. This represents an increase of $99,824 or 23%. These expenses as a percentage of revenues were 35.9% and 45.4% for the three months ended June 30, 2000 and 1999, respectively. The reasons for the increase are attributable to the costs discussed in the preceding paragraph.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses are comprised of management and administrative salaries and related costs, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased to $1,518,385 from

$1,096,585 for the six months ended June 30, 2000 and 1999, respectively. This represents an increase of $421,800 or 38%. General and administrative expenses as a percentage of revenues improved to 50.2% from 65.9% for the six months ended June 30, 2000 and 1999, respectively. The increase in costs was due primarily to (1) increases in management, finance and administrative salaries, (2) an increase in bad debt expense due to the constricting mortgage industry, and (3) increased occupancy costs.

    General and administrative expenses increased to $856,936 from $613,124 for the three months ended June 30, 2000 and 1999, respectively. This represents an increase of $243,812 or 40%. General and administrative expenses as a percentage of revenues improved to 57.7% from 64.3% for the three months ended June 30, 2000 and 1999, respectively. The reasons for the increase are primarily those discussed in the preceding paragraph.

COMPENSATION FROM STOCK OPTIONS ISSUED UNDER FAIR MARKET VALUE

    During the first quarter of 2000, certain long-time unrelated party employees exercised stock options in consideration for nonrecourse promissory notes. Under APB Opinion No. 25, the issuance of stock options under such notes is in essence a new granting of options. By issuing nonrecourse notes, we extended the original terms of the fixed award, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the original intrinsic value of the original award. During the second quarter of 2000, the Company also modified the exercise price of certain fixed stock option awards, which resulted in the awards being accounted for as variable stock option awards. As such, the remeasurement of variable stock option awards resulted in a reduction of expense during the second quarter of 2000.

    For the three months ended March 31, 2000, we recorded compensation expense of $181,260 for the difference between the original intrinsic value and the intrinsic value of the new award. For the three months ended June 30, 2000, the remeasurement of variable stock option awards resulted in a reduction to expense totaling $79,680. For the six month period ended June 30, 2000, compensation expense from stock options issued under fair market value totaled $101,580.

RESEARCH AND DEVELOPMENT

    Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $335,360 from $84,864 for the six months ended June 30, 2000 and 1999, respectively. This represents an increase of $250,496 or 295%. The increase is primarily due to our increased efforts to (a) develop the business-to-business strategy through our LoanCAT (ASP) projects for supporting online wholesale origination and fulfillment services and (b) improvements to the infrastructure for the Lioninc.com database and web site. We expect to spend more time and resources in these areas throughout the remainder of 2000.

    Research and development expenses increased to $113,357 from $20,692 for the three months ended June 30, 2000 and 1999, respectively. This represents an increase of $92,665 or 448%. The reasons for the increase are discussed in the preceding paragraph.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased to $234,770 from $66,699 for the six months ended June 30, 2000 and 1999, respectively. This represents an increase of $168,071 or 252% and was due primarily to the (a) purchase of telecommunications equipment and computer hardware, (b) capitalization of internally developed software needed to expand and improve our telecommunications and computer systems infrastructure and (3) the amortization of goodwill. Goodwill totaling $940,918 related to the IMark acquisition of assets recorded on May 17, 1999, contributed $64,474 of amortization expense for the six months ended June 30, 2000 compared to approximately $9,400 in the same period in the prior year.

    Depreciation and amortization expenses increased to $122,982 from $39,355 for the three months ended June 30, 2000 and 1999, respectively. This represents an increase of $83,627 or 212%. The reasons for the increase are attributable to those factors discussed in the preceding paragraph. In addition, amortization of goodwill related to the IMark acquisition of assets contributed $36,134 for the three months ended June 30, 2000 compared to $9,400 in the same period in the prior year.

INTEREST EXPENSE

    Interest expense totaling $114,005 for the six months ended June 30, 2000 is comprised primarily of amortization of loan fees and interest related to the Lioninc.com line of credit. Interest expense totaling $50,327 for the six months ended June 30, 1999 is comprised primarily of interest on convertible debentures.

    Interest expense totaling $50,763 for the three months ended June 30, 2000 is comprised primarily of amortization of loan fees and interest related to the Lioninc.com line of credit. Interest expense totaling $3,982 for the three months ended June 30, 1999 is comprised primarily of interest on convertible debentures.

INTEREST INCOME

    Interest income increased to $26,265 from $17,743 for the six months ended June 30, 2000 and 1999, respectively. Interest income increased to $10,123 from $8,512 for the three months ended June 30, 2000 and 1999, respectively. In both the six and three month periods, the increase is primarily due to interest earned on nonrecourse promissory notes related to the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and capital expenditure requirements through private placements, exercise of stock warrants, issuance of convertible debentures and borrowings from related parties and others. On May 1, 2000, we received $807,000 (net of $93,000 of issue costs) on the issuance of 1.5 million shares of "Series A Preferred Stock." At June 30, 2000, we improved our current assets to current liabilities ratio to 1.2 and had approximately $591,000 in cash and cash equivalents.

    We currently have a bank line of credit for up to $650,000 which expires on September 9, 2000. We are currently negotiating an extension with the bank. At June 30, 2000, we had drawn approximately $176,000 from the line of credit.

    During the six months ended June 30, 2000, we used net cash of $496,134 in our operating activities, compared to the use of $427,649 for operations in the same period in the prior year. The net use of cash in operating activities was primarily attributable to (1) research and development in internal software for automated underwriting and wholesale origination and fulfillment services (LoanCAT), (2) a focus on delivering our core business, and (3) occupancy and related costs for future growth.

    During the six months ended June 30, 2000, we used net cash of $119,442 for our investing activities compared to $223,546 in the same period in the prior year. The use of cash for investing activities was primarily for capitalized software development costs related to the LoanCAT project (developing solutions for online wholesale origination and fulfillment services for lenders) in the first six months of 2000 and for the acquisition of equipment and capitalized software development costs related to automated underwriting for the same period in the prior year.

    Net cash proceeds from financing activities during the six months ended June 30, 2000 were $838,231. During this six month period, we paid off a related party payable of $60,500 and reduced the line of credit by $411,309. Proceeds received from these financing activities were primarily the result of the exercise of $472,232 of warrants during the first quarter of 2000 and the issuance of preferred stock on May 1, 2000 in the amount of $807,000 (net of approximately $93,000 in issue costs). For the same period in the prior year, net cash proceeds from financing activities totaling $465,360 were primarily from the exercise of warrants.

    Management believes that cash flow from operations, the extension of its line of credit and/or additional financing will provide for continuance of operations through January 1, 2001. However, there can be no assurance that the Company will be able to obtain sufficient additional financing or be successful in its future operations.

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the six months ended June 30, 2000, we sold an aggregate of 980,964 shares of common stock to 13 of our existing shareholders at purchase prices ranging from $.25 to $.50 per share in connection with the exercise of outstanding warrants, for an aggregate purchase price of $472,232. The investors were accredited or sophisticated purchasers. We issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the share certificates issued in the transactions. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

    During the six months ended June 30, 2000, we sold an aggregate of 544,167 shares of common stock to 6 persons at purchase prices ranging from $.01 to $1.00 per share in connection with the exercise of outstanding options. Cash consideration was received from 3 persons totaling $20,808 for 94,167 shares at exercise prices ranging from $.01 to $.65 per share. Nonrecourse promissory notes were received from 3 persons in the total amount of $309,375 for 450,000 shares at exercise prices ranging from $.25 to $1.00 per share. The promissory notes accrue interest at 10% per annum with all three notes maturing on July 1, 2001. The issuance of common stock upon the exercise of the stock options were deemed to be exempt from registration under the Securities Act in reliance on Rule 701, and were issued pursuant to a written compensation benefit plan in consummation of offers made prior to our becoming subject to the reporting requirements of the Exchange Act.

    On March 1, 2000, we cancelled the issuance of 187,500 shares of common stock due to nonpayment by one person on a nonrecourse promissory note due on the same date totaling $156,250.

    On March 14, 2000, we sold a warrant for consideration of $2,000 for legal and financial advisory services. The warrant was granted to 1 person for a total of 200,000 common shares at an exercise price of $.78 per share and an expiration date of March 14, 2003. It contains a net issuance exercise provision, providing that, if the fair market value of our common stock is greater than the exercise price, in lieu of exercising the warrant for cash, the holder may elect to receive shares equal to the value of the warrant. We issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipient of securities represented its intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. The offering was made without the use of any general solicitation or advertising. The recipient had access to all material information concerning the Company.

    On April 1, 2000, we extended the maturity date on a non-recourse note related to the exercise of stock options by one person on October 1, 1998. The principal amount on the non-recourse note is $51,562 for 75,000 shares of common stock at prices ranging from $.25 to $1.00. The promissory note accrues interest at 10% per annum and matures on October 1, 2000.

    On April 3, 2000, stock options for one employee were repriced from $1.79 per share to $.82 per share. The stock options granted May 24, 1999 were comprised of 200,000 shares of common stock, expire May 24, 2003 and vest in quarterly increments over four years. The granting of these stock options did not require registration under the Securities Act, or an exemption therefrom, since the grant did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

    On April 28, 2000, we granted a warrant for assisting the company in locating financing through the issuance of preferred stock (see paragraph below). The warrant was granted to one person for a total of 105,000 common shares at an exercise price of $.60 per share and an expiration date of April 28, 2003.

    On May 1, 2000, the Company received $900,000 during "the first closing" on the issuance of 1.5 million shares of Series A Preferred Stock. Issue costs totaled approximately $93,000. The Preferred Stock is not redeemable and one share of Preferred Stock can be converted at the option of the holder at any time after the date of issuance into one share of Common Stock. The holder of each share of Series A Preferred Stock has the right to one vote for each share of Common Stock into which such Preferred Stock could then be converted. The remaining unissued shares of Series A Preferred Stock totaling 3,282,608 shares may be issued based on a schedule covering 180 days beginning April 28, 2000. As of August 15, 2000, the holder's right to acquire 1,833,333 shares of the unissued 3,282,608 shares had expired with 1,449,275 shares remaining to be issued under Series A. The preferred stock was issued to two investors. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The investors were accredited purchasers. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the certificates issued in the transactions. The offering was made without the use of any general solicitation or advertising. The recipients had access to all material information concerning the Company.

    On May 17, 2000, we issued 584,558 shares of common stock to two persons as post-closing consideration for the assets purchased from IMark, LLC on May 17, 1999. We issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipients of securities are employees of the Company. They represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the share certificates issued in the transactions. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

    Pursuant to the Company's 1998 Stock Option Plan, we granted stock options to 109 employees at various dates from January to June 2000. These stock options were comprised of 1,511,875 shares of common stock, expire over 2 to 5 years from the date of grant, vest in quarterly increments over a 4 year period (with the exception of options comprised of 140,000 shares that are 100% vested at the date of grant and 400,000 shares that vest over a one and one half year period) and have exercise prices, based on the market price at the date of grant, ranging from $.54 to $.94 per share. The granting of stock options did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

    Pursuant to the Company's 1998 Stock Option Plan, on June 8, 2000, we granted a stock option to one contractor in connection with various public relations advisory services. The stock option was comprised of 50,000 shares of common stock, expires February 7, 2002, with 10,000 shares vesting at the date of grant and 4,000 shares vesting each month thereafter until fully vested, and with an exercise price of $.54 per share based on the market price at the date of grant. The granting of stock options did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits to Part II:

    Exhibit 27—Financial Data Schedule

(b)
Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PLENUM COMMUNICATIONS, INC. (Registrant)
Date: August 14, 2000	By:	/s/ ALLEN RINGER Allen Ringer President

EXHIBIT INDEX

27.1
Financial Data Schedule June 30, 2000

QuickLinks

Plenum Communications, Inc. and Subsidiary Form 10—QSB For the Quarter Ended June 30, 2000
INDEX
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX