Form 10QSB
period 2000-09-30
PLENUM COMMUNICATIONS INC/MN
filed 2000-11-13
CIK 941179

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000
OR
/ /	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-25159

PLENUM COMMUNICATIONS, INC.
(Name of Small Business Issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	91-1524747 (IRS Employer Identification No.)
2201 Lind Avenue SW, Suite 200, Renton, WA (Address of principal executive offices)	98055 (Zip code)

(425) 902-4140
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 8, 2000, approximately 32,912,811 shares of the Company's common stock were outstanding.

Plenum Communications, Inc. and Subsidiary
Form 10-QSB
For the Quarter Ended September 30, 2000

INDEX

		PAGE NUMBER
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999	3
	Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
PART II	OTHER INFORMATION
Item 2	Changes in Securities and Use of Proceeds	12
Item 6	Exhibits and Reports on Form 8-K	12
	Signatures	13

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Plenum Communications, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$309,545	$368,649
Accounts receivable, less allowance for doubtful accounts of $81,246 and $148,179 in 2000 and 1999, respectively	355,880	380,547
Prepaid expenses and other	209,302	236,584

Total current assets	874,727	985,780
PROPERTY AND EQUIPMENT—net	885,768	981,530
OTHER ASSETS
Goodwill—net	758,595	500,674
Other assets	45,377	37,177

	$2,564,467	$2,505,161

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$—	$587,550
Accounts payable	268,812	434,922
Accrued liabilities	366,207	415,152
Deferred revenue	320,569	289,930
Related party payables	—	60,500

Total current liabilities	955,588	1,788,054
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock—authorized, 5,000,000 shares of $.001 par value, liquidation value $900,000	1,500	—
Common stock—authorized, 50,000,000 shares of $.001 par value	32,913	31,416
Additional contributed capital	12,967,257	11,187,120
Notes receivable from stockholders	(1,140,000)	(1,289,063)
Accumulated deficit	(10,252,791)	(9,212,366)

	1,608,879	717,107

	$2,564,467	$2,505,161

The accompanying notes are an integral part of these statements.

Plenum Communications, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Revenues	$1,574,605	$1,174,228	$4,600,459	$2,837,725
Expenses
Direct costs	156,049	154,473	527,548	375,551
Selling and marketing	695,955	562,246	1,753,096	1,344,578
General and administrative	816,986	707,808	2,335,371	1,804,393
Compensation from stock options issued below fair market value	—	—	101,580	—
Research and development	114,964	70,873	450,324	155,737
Depreciation and amortization	136,260	68,817	371,030	135,516

	1,920,214	1,564,217	5,538,949	3,815,775

Operating loss	(345,609)	(389,989)	(938,490)	(978,050)
Other (expense) income
Interest expense	(32,477)	(62,322)	(146,482)	(112,649)
Interest income	19,770	6,564	45,383	24,307
Other (expense) income	(1,488)	12,954	(836)	12,954

NET LOSS	$(359,804)	$(432,793)	$(1,040,425)	$(1,053,438)

Loss per common share, basic and diluted	$(.01)	$(.02)	$(.03)	$(.04)

The accompanying notes are an integral part of these statements.

Plenum Communications, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2000	1999
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
Net loss	$(1,040,425)	$(1,053,438)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	371,030	135,516
Write off of software development costs	56,200	—
Accrued interest on notes receivable	36,114	(16,200)
Interest expense on convertible debentures	—	96,356
Warrants issued for services received	129,940	47,000
Common stock and stock options issued for services received	16,520	52,238
Compensation expense on stock options issued below fair market value	101,580	—
Changes in assets and liabilities
Accounts receivable	24,667	(195,147)
Prepaid expenses and other	(72,654)	(132,064)
Accrued liabilities	(48,945)	135,420
Accounts payable	(166,110)	240,846
Deferred revenue	30,639	73,230

Net cash used in operating activities	(561,444)	(616,243)
Cash flows from investing activities
Capitalized software development costs	(189,221)	(260,582)
Cash received for purchase of assets with common stock	—	26,866
Purchase of property and equipment	(26,051)	(435,024)

Net cash used in investing activities	(215,272)	(668,740)
Cash flows from financing activities
Payments on related party payables	(60,500)	(26,188)
(Payments on) proceeds from line of credit	(587,550)	206,750
Proceeds from notes receivable	65,622	—
Proceeds from issuance of common stock and exercise of stock options	20,808	50,950
Net proceeds from issuance of preferred stock	807,000	—
Proceeds from exercise of warrants	472,232	672,495

Net cash provided by financing activities	717,612	904,007

Net decrease in cash and cash equivalents	(59,104)	(380,976)
Cash and cash equivalents at beginning of period	368,649	566,767

Cash and cash equivalents at end of period	$309,545	$185,791

Supplemental non-cash investing and financing activities:
Exercise of stock options by notes receivable	$309,375	$10,000
Common stock returned for cancellation of notes receivable	$448,438	$—
Debentures converted to common stock	$—	$181,388
Issuance of warrants on line of credit	$—	$134,000
Issuance of warrants as finders fee for financing	$62,410	$—
Capitalized software costs incurred through accrued liability	$—	$49,000
Common stock issued related to purchase of IMark assets	$374,117	$600,001

The accompanying notes are an integral part of these statements.

Plenum Communications, Inc. and Subsidiary
Form 10-QSB
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCIAL STATEMENTS

    The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1999. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10—KSB of Plenum Communications, Inc. (d/b/a LION Inc.) and its subsidiary (collectively referred to as the "Company") and notes thereto, for its fiscal year ended December 31, 1999.

NOTE 2.  LOSS PER SHARE

    Basic loss per share is based on the average number of shares outstanding during each period and income available to common stockholders. The weighted average number of common shares outstanding were 32,856,314 and 25,956,231 for the nine months ended September 30, 2000 and 1999, respectively, and 33,333,191 and 26,913,374 for the three months ended September 30, 2000 and 1999, respectively. The effect of potentially dilutive common stock equivalents on the computation for loss per common share for the nine and three months ended September 30, 2000 and 1999 was anti-dilutive, and therefore, diluted loss per share is equal to basic loss per share.

NOTE 3.  ISSUANCE OF SERIES A PREFERRED STOCK

    On April 27, 2000, the Company filed a Certificate of Designation with the State of Minnesota providing for the designation of a series of preferred stock to be named "Series A Preferred Stock," consisting of 4,782,608 shares for financing of up to $3,000,000. On May 1, 2000, the Company received $900,000 during "the first closing" on the issuance of 1.5 million shares of Series A Preferred Stock. Issue costs totaled approximately $93,000. The Preferred Stock is not redeemable and one share of Preferred Stock can be converted at the option of the holder at any time after the date of issuance into one share of Common Stock. The holder of each share of Series A Preferred Stock has the right to one vote for each share of Common Stock into which such Preferred Stock could then be converted. The remaining unissued shares of Series A Preferred Stock totaling 3,282,608 shares may be issued based on a schedule covering 180 days beginning April 28, 2000. On October 28, 2000, the subscribers' right to purchase these remaining unissued shares of Series A Preferred Stock expired. The proceeds from the sale of the Series A Preferred Stock were used to payoff certain Company obligations, enhance core products, and support future Company initiatives.

NOTE 4.  FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities, (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which is an amendment of SFAS 133. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. For an entity that has not adopted SFAS 133 before June 15, 2000, SFAS 138 shall be adopted concurrently with SFAS 133. The Company believes the adoption of SFAS 133 and SFAS 138 will have no significant impact on its financial statements.

    In December 1999, the SEC staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, (SAB 101), which outlines four basic criteria that must be met before registrants can record revenue. They are (a) persuasive evidence that an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller's price to the buyer is fixed and determinable, and (d) collectibility is reasonably assured. The SEC staff originally deferred the implementation date of SAB 101 (through SAB 101A and SAB 101B) until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes the adoption of SAB 101 will have no significant impact on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document.

    Except for the historical information contained herein, the matters discussed in this Form 10-QSB include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All statements that look forward in time or include anything other than statements of historical fact are forward-looking statements. Such statements are based upon the beliefs of, and information currently available to, our management, and involve risks and uncertainties that may affect our actual results of operations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Those risks and uncertainties include but are not limited to: (i) uncertainties of achieving profitability; (ii) market demand for quality, accurate and timely information on a consistent basis; (iii) the competitive market for Internet-based services in which we operate, and uncertainties as to continued end-user acceptance of our services and products; (iv) dependence on the Internet and current software standards; (v) dependence on mortgage brokers and the mortgage brokerage industry; (vi) possible under-capitalization and the need for future financing; (vii) dependence on hardware and other equipment and services used for system database security; (viii) the impact of mergers and acquisitions; (ix) loss of the services of any of our executive officers; and (x) risks associated with the introduction of new products and services.

    We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

    The mortgage process is comprised of five stages. They are origination, fulfillment, funding, servicing and risk management. The strategy of our operating company, LionInc.com, is to simplify origination. Whether for the consumer, the mortgage broker, or the lender, the basic functions of origination focus on interest rate shopping, selecting the best product and obtaining approval.

    LionInc.com is a leading provider of Internet solutions to the mortgage industry. To simplify origination, LionInc.com has created a marketplace where buyers (consumers and mortgage brokers) and sellers (lenders) interact to search prices, select products, and ultimately gain approval for the mortgage transaction from both parties. Through this marketplace, LionInc.com maintains an extensive on-line mortgage loan database, automated loan underwriting systems and other related Internet-based products and services for mortgage brokers and lenders.

    LionInc.com provides wholesale mortgage rate, fee, and program information through its LionPro information service to over 5,000 mortgage brokers nationwide. Lion Loan Search provides the key feature to this password-protected service by allowing easy access to Lion's extensive lender database. This database is updated daily and has hundreds of participating lenders with over 17,000,000 pricing variations.

    LionInc.com maintains a network of consumer sites to help mortgage brokers and borrowers use the Internet to create business-to-consumer relationships. The network of sites currently attracts approximately 450,000 unique visitors per month and is one of the higher trafficked networks on the Internet for loan information. In addition, LionInc.com provides consumer education materials to NAMB, the broker trade association based in Washington D.C. through its "Mortgage101.com." This is one example of over 5,250 co-branded electronic mortgage centers that have been established for realtors, real estate offices, relocation sites, associations, and city portals.

    LionInc.com has developed successful web sites for some of the nation's leading wholesale lenders and currently hosts over 50 lender web sites. Since mid-1999, LionInc.com has provided automated underwriting capabilities via LION-AU through Fannie Mae's Desktop Originator. This enables brokers who are sponsored by Fannie Mae-approved lenders the ability to use the Internet to send electronic home loan applications directly into Fannie Mae for automated underwriting allowing subscribing mortgage brokers to quickly deliver an underwriting decision to the customer.

    LionInc.com is currently developing web-based applications to support online wholesale/retail origination and fulfillment services. As an application service provider (ASP) in the business-to-business (B2B) space, LionInc.com customizes and hosts a lender's web site, as well as provides the software applications needed to automate a lender's loan pipeline. LionInc.com will allow lenders to provide brokers with web-based tools that facilitate an efficient and fast loan process. The product features origination applications such as product and pricing search engines, real-time rate locking capabilities, electronic 1003 manager, loan status monitoring and a broadcast E-mail center. All of these features are secured by LionInc.com's access-control module. This access feature provides a complete and secure E-commerce solution. LionInc.com has completed 3 ASP projects for lenders (1 retail lender and 2 wholesale lenders) as of September 30, 2000. One project is live now and the other two will be live by the middle of fourth quarter 2000.

    Additional revenue sources are derived from ad banner advertisements in the LionInc.com professional and consumer marketplaces. The combined professional and consumer marketplaces represent one of the largest combined marketplaces on the Internet serving the consumer, mortgage originator, and mortgage lender. The marketplace will continue to be strengthened with additional exposure, increased usage, strategic alliances, and technologies currently developed or in the research and development stage.

RESULTS OF OPERATIONS

    At the beginning of the year, we implemented a plan to generate profitability and positive cash flow from operations while maintaining our position as a market leader and growing our revenue base through new products and key strategic alliances. Our efforts were slowed during the first quarter due to a shortage of funding. However, on May 1, 2000 we raised approximately $807,000 (net of $93,000 of issue costs) through the issuance of "Series A Preferred Stock." During the second quarter, we were able to move forward more strongly with our business plan. In our report on Form 10-QSB for the first quarter ended March 31, 2000, we anticipated that the rate of increase in our revenues for the second quarter would slow due to the constricting market place and rising interest rates. This turned out to be the case as the rate of revenue growth in the quarter compared to the same quarter in the prior year slowed from 117% in the first quarter to 56% in the second quarter. During the third quarter ended September 30, 2000, the constricting market place continued to slow our growth in revenues compared to the same quarter in the prior year to 34%. However, management believes that profitability along with continued revenue growth for the operating company, LionInc.com, and positive cash flow from operations for both companies combined on a quarterly basis is achievable beginning the fourth quarter of 2000 and continuing into 2001.

REVENUES

    Revenues increased to $4,600,459 from $2,837,725 for the nine months ended September 30, 2000 and 1999, respectively. This represents an increase of $1,762,734 or 62%. Total revenues of $4,600,459 for the nine months ended September 30, 2000 were comprised of mortgage broker fees (LionPro and LionChoice) of $3,183,317 or 69%, lender fees of $1,063,496 or 23%, ad banner revenues of $332,635 or 7%, and broadcast fax fees of $21,011. Total revenues of $2,837,725 for the nine months ended September 30, 1999 were comprised of mortgage broker fees of $2,119,425 or 75%, lender fees of $513,426 or 18%, ad banner revenues of $128,621 or 5%, and broadcast fax fees of $76,253.

    Over 50% of the growth in revenues in the first nine months of 2000 compared to the period in 1999 is primarily due to the acquisition of the IMark assets and its mortgage industry Internet sites on May 17, 1999. These LionChoice products contributed $948,539 of the $1,762,734 increase in revenues. The remainder of the increase is due to $550,069 of new lender fees, $115,354 of new LionPro fees, $204,015 of new ad banner fees and a reduction of broadcast fax fees totaling $55,243.

    Revenues increased to $1,574,605 from $1,174,228 for the three months ended September 30, 2000 and 1999, respectively. This represents an increase of $400,377 or 34%. Total revenues of $1,574,605 for the three months ended September 30, 2000 were comprised of mortgage broker fees of $1,030,545 or 65%, lender fees of $408,313 or 26%, ad banner revenues of $132,238 or 8%, and broadcast fax fees of $3,509.

DIRECT COSTS

    Direct costs are comprised primarily of web site development and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs increased to $527,548 from $375,551 for the nine months ended September 30, 2000 and 1999, respectively. This represents an increase of $151,997 or 40%. Direct costs as a percentage of revenues were 11.5% and 13.2% for the nine months ended September 30, 2000 and 1999, respectively. The increase is primarily due to the addition of web masters to accommodate the increased business in web site development.

    Direct costs increased to $156,049 from $154,473 for the three months ended September 30, 2000 and 1999, respectively. Direct costs as a percentage of revenues were 9.9% and 13.2% for the three months ended September 30, 2000 and 1999, respectively. Direct costs have remained steady while we have continued to build new web sites for mortgage brokers and lenders and maintain the mortgage lender database.

SELLING AND MARKETING

    Marketing and selling expenses are comprised of marketing and advertising costs, trade show costs, sales salaries and related support costs. Marketing and selling expenses increased to $1,753,096 from $1,344,578 for the nine months ended September 30, 2000 and 1999, respectively. This represents an increase of $408,518 or 30%. These expenses as a percentage of revenues were 38.1% and 47.4% for the nine months ended September 30, 2000 and 1999, respectively. The increase in costs was due primarily to increased use of resources for advertising and marketing programs and an increase in the telemarketing sales effort for our mortgage broker and lender sales areas.

    Marketing and selling expenses increased to $695,955 from $562,246 for the three months ended September 30, 2000 and 1999, respectively. This represents an increase of $133,709 or 24%. These expenses as a percentage of revenues were 44.2% and 47.9% for the three months ended September 30, 2000 and 1999, respectively. The reasons for the increase are attributable to the costs discussed in the preceding paragraph.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses are comprised of management and administrative salaries and related costs, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased to $2,335,371 from $1,804,393 for the nine months ended September 30, 2000 and 1999, respectively. This represents an increase of $530,978 or 29%. General and administrative expenses as a percentage of revenues improved to 50.8% from 63.6% for the nine months ended September 30, 2000 and 1999, respectively. The increase in costs was due primarily to (i) increases in management, finance and administrative salaries, (ii) an increase in bad debt expense due to the constricting mortgage industry, and (iii) increased occupancy costs.

    General and administrative expenses increased to $816,986 from $707,808 for the three months ended September 30, 2000 and 1999, respectively. This represents an increase of $109,178 or 15%. General and administrative expenses as a percentage of revenues improved to 51.9% from 60.3% for the three months ended September 30, 2000 and 1999, respectively. The reasons for the increase are primarily those discussed in the preceding paragraph.

COMPENSATION FROM STOCK OPTIONS ISSUED BELOW FAIR MARKET VALUE

    During the first quarter of 2000, certain long-time employees exercised stock options in consideration for nonrecourse promissory notes. Under APB Opinion No. 25, the issuance of stock options under such notes is in essence a new granting of options. By issuing nonrecourse notes, we extended the original terms of the fixed award, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the original intrinsic value of the original award. During the second quarter of 2000, the Company also modified the exercise price of certain fixed stock option awards, which resulted in the awards being accounted for as variable stock option awards. As such, the remeasurement of variable stock option awards resulted in a reduction of expense during the second quarter of 2000. There were no adjustments during the third quarter of 2000.

    For the three months ended March 31, 2000, we recorded compensation expense of $181,260 for the difference between the original intrinsic value and the intrinsic value of the new award. For the three months ended June 30, 2000, the remeasurement of variable stock option awards resulted in a reduction to expense totaling $79,680. For the nine months ended September 30, 2000, compensation expense from stock options issued below fair market value totaled $101,580.

RESEARCH AND DEVELOPMENT

    Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $450,324 from $155,737 for the nine months ended September 30, 2000 and 1999, respectively. This represents an increase of $294,587 or 189%. The increase is primarily due to our increased efforts to (i) develop the business-to-business strategy through our LoanCAT (ASP) projects for supporting online wholesale origination and fulfillment services and (ii) improvements to the infrastructure for the LionInc.com database and web site. We expect to spend more time and resources in these areas throughout the remainder of 2000.

    Research and development expenses increased to $114,964 from $70,873 for the three months ended September 30, 2000 and 1999, respectively. This represents an increase of $44,091 or 62%. The reasons for the increase are discussed in the preceding paragraph.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $371,030 from $135,516 for the nine months ended September 30, 2000 and 1999, respectively. This represents an increase of $235,514 or 174% and was due primarily to the (i) purchase of telecommunications equipment and computer hardware, (ii) capitalization of internally developed software needed to expand and improve our telecommunications and computer systems infrastructure and (iii) the amortization of goodwill. Goodwill totaling $940,918 related to the IMark acquisition of assets recorded on May 17, 1999, contributed $116,197 of amortization expense for the nine months ended September 30, 2000 compared to $37,787 in the same period in the prior year.

    Depreciation and amortization expense increased to $136,260 from $68,817 for the three months ended September 30, 2000 and 1999, respectively. This represents an increase of $67,443 or 98%. The reasons for the increase are attributable to those factors discussed in the preceding paragraph. In addition, amortization of goodwill related to the IMark acquisition of assets contributed $51,722 for the three months ended September 30, 2000 compared to $28,340 in the same period in the prior year.

INTEREST EXPENSE

    Interest expense totaling $146,482 for the nine months ended September 30, 2000 is comprised primarily of amortization of loan fees and interest related to the LionInc.com line of credit. Interest expense totaling $112,649 for the nine months ended September 30, 1999 is comprised primarily of interest on convertible debentures.

    Interest expense totaling $32,477 for the three months ended September 30, 2000 is comprised primarily of amortization of loan fees and interest related to the LionInc.com line of credit. Interest expense totaling $62,322 for the three months ended September 30, 1999 is comprised primarily of interest on convertible debentures.

INTEREST INCOME

    Interest income increased to $45,383 from $24,307 for the nine months ended September 30, 2000 and 1999, respectively. Interest income increased to $19,770 from $6,564 for the three months ended September 30, 2000 and 1999, respectively. In both the nine and three month periods, the increase is primarily due to interest earned on nonrecourse promissory notes related to the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and capital expenditure requirements through private placements, exercise of stock warrants, issuance of convertible debentures and borrowings from related parties and others. On May 1, 2000, we received $807,000 (net of $93,000 of issue costs) from the issuance of 1.5 million shares of "Series A Preferred Stock." At September 30, 2000, we had $309,545 in cash and cash equivalents.

    During the nine months ended September 30, 2000, we used net cash of $561,444 in our operating activities compared to the use of $616,243 for operations in the same period in the prior year. The net use of cash in operating activities was primarily attributable to (i) research and development in internal software for automated underwriting and wholesale origination and fulfillment services (LoanCAT), (ii) a focus on delivering our core business, (iii) occupancy and related costs for future growth and

(iv) primarily during the second quarter, the pay down of accounts payable. The net use of cash from operations increased only $65,310 ($561,444 net cash used from operations for nine months ended September 30, 2000 minus $496,134 net cash used from operations for six months ended June 30, 2000) during the third quarter of 2000, indicating that we are approaching a positive cash flow position from operations on a quarterly basis.

    During the nine months ended September 30, 2000, we used net cash of $215,272 for our investing activities compared to $668,740 in the same period in the prior year. The use of cash for investing activities was primarily for capitalized software development costs related to our LoanCAT projects (developing solutions for online wholesale origination and fulfillment services for lenders) for the nine months ended September 30, 2000 and for the acquisition of equipment and capitalized software development costs related to automated underwriting for the same period in the prior year.

    Net cash proceeds from financing activities during the nine months ended September 30, 2000 were $717,612. During this nine month period, we paid off a related party payable totaling $60,500 and our line of credit totaling $587,550. Proceeds received from financing activities were primarily the result of the exercise of warrants for $472,232 during the first quarter of 2000 and the issuance of preferred stock on May 1, 2000 in the amount of $807,000 (net of approximately $93,000 in issue costs). For the same period in the prior year, net cash proceeds from financing activities totaling $904,007 were primarily from the exercise of warrants totaling 672,495 and draws on our line of credit totaling 206,750.

    Management believes that cash flow from operations and/or additional financing will provide for continuance of operations through January 1, 2001. However, there can be no assurance that the Company will be successful in its future operations or be able to obtain sufficient additional financing.

PART II—OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On September 30, 2000, we cancelled the issuance of 425,000 shares of common stock due to the nonpayment of mandatory quarterly interest payments by 3 people on nonrecourse promissory notes. The related notes totaled $292,188.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits to Part II:

    Exhibit 10.6—Premises Lease Agreement (Denver Property) dated as of September 19, 2000 (lease term beginning November 1, 2000)

    Exhibit 27.1—Financial Data Schedule

  (b)
  Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PLENUM COMMUNICATIONS, INC.
(Registrant)
Date: November 14, 2000
	By:	/s/ JOHN A. MCMILLAN John A. McMillan Chief Executive Officer

EXHIBIT INDEX

10.6	Premises Lease Agreement (Denver Property) dated as of September 19, 2000 (lease term beginning November 1, 2000)
27.1	Financial Data Schedule September 30, 2000

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
PART II—OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX