Form 10KSB
period 2000-12-31
LION INC/WA
filed 2001-03-30
CIK 941179

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                         COMMISSION FILE NUMBER 0-25159



                                   LION, INC.
                 (Name of Small Business Issuer in its charter)



              WASHINGTON                                   91-1524747
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)


            2201 LIND AVENUE SW, SUITE 200, RENTON, WA    98055
             (Address of principal executive offices)   (Zip code)

                                 (425) 902-4140
                           (Issuers telephone number)

     Securities registered pursuant to Section 12 (b) of the Act:
     None

     Securities registered pursuant to Section 12 (g) of the Act:
     Common Stock, $.001 par value


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)   No ( )

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( )

     Issuer's revenues for its most recent fiscal year $6,115,316

================================================================================

         The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 15, 2001 was approximately $3,017,253 based on the closing price for shares of the Company's common stock as reported by the OTC Bulletin Board for that date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

         On March 15, 2001, approximately 29,765,311 shares of the Company's common stock were outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE:

         No documents are incorporated by reference.

         Transitional Small Business Disclosure Format (check one):
         Yes ( )   No (X)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING BUT NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS IN THIS ANNUAL REPORT ON FORM 10-KSB ENTITLED "COMPETITION," "PROPRIETARY RIGHTS," "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE OF THIS REPORT. LION, INC. ("LION" OR THE "COMPANY") UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THIS DOCUMENT AS WELL AS OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-QSB TO BE FILED BY THE COMPANY DURING 2001.

OVERVIEW

         LION, Inc. ("LION" or the "Company") provides Internet solutions to the mortgage industry. To simplify origination of mortgage loans, we have created a marketplace where buyers (consumers and mortgage brokers) and sellers (lenders) interact to search prices, select products, and ultimately gain approval for the mortgage transaction from both parties. Through this marketplace, we maintain an extensive on-line mortgage loan database, automated loan underwriting systems and other related Internet-based products and services for mortgage brokers and lenders.

         We provide wholesale mortgage rate, fee, and program information through our LionPro information service to over 5,000 subscribing mortgage brokers nationwide. This database of mortgage offerings is updated daily and contains hundreds of participating lenders with a multitude of pricing variations. We also maintain a network of consumer sites to help mortgage brokers and borrowers use the Internet to create business-to-consumer relationships. The network of sites currently attracts approximately 750,000 unique visitors per month and is one of the higher trafficked networks on the Internet for loan information.

         We have developed successful web sites for some of the nation's leading wholesale lenders. Since mid-1999, we have provided automated underwriting capabilities via LION-AU through Fannie Mae's Desktop Originator. This enables brokers who are sponsored by Fannie Mae-approved lenders the ability to use the Internet to send electronic home loan applications directly into Fannie Mae for automated underwriting allowing subscribing mortgage brokers to quickly deliver an underwriting decision to the customer. We also develop web-based applications to support online wholesale/retail origination and fulfillment services as a business-to-business application service provider ("ASP").

         LION has been an innovator of online products and services for the mortgage industry since 1995. Originally founded as a Minnesota corporation in 1972, it operated under the name Plenum Communications, Inc. from October 1991 to December 2000. At various periods, we have conducted business under the name Lion Inc. and, through a subsidiary, as LionInc.com.

         On December 31, 2000, LION, Inc., a Washington corporation, became the successor of Plenum Communications, Inc., a Minnesota corporation, pursuant to a merger. The merger had the effect of changing LION's domicile, but did not alter the proportionate interests of security holders. Effective January 1, 2001, LION's wholly-owned subsidiary, which conducted business as LionInc.com, was merged into LION. Our common stock trades on the OTC Bulletin Board under the symbol "LINN."

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

CUSTOMER BASE

         Mortgage brokers, wholesale lenders and industry affiliates constitute our principal income base, and therefore, our primary sources of revenue. While borrowers/consumers are not currently part of our revenue base, they directly impact our core customer base. Each of our customer segments is discussed below in more detail.

         MORTGAGE BROKERS. Recent studies by Wholesale Access indicate that there are approximately 25,000 mortgage brokerage firms in the country. On average, there are 6 loan officers per firm. There appears to be a total market of approximately 150,000 mortgage originators within these brokerage firms.

         Large Mortgage Broker firms who have 50-100 loan officers in one location tend to be spread out geographically with no more than 10-25 loan officers in a single office. In contrast, the majority of mortgage brokers operate much like sole practitioners with less than 10 employees.

         There has been a growing trend toward consolidation in the industry through franchises and, more commonly, "net branch" arrangements. Under these arrangements the central office provides compliance, administration, a brand name, and professional marketing materials which allows the small brokerage operation to focus on servicing their clients. These firms are actively seeking ways to use technology to increase efficiencies, and we believe LION provides an Internet solution.

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

         Historically, the process of checking rates, fees and choosing a lender has been a manual and inefficient one. Our service is designed to make this process dramatically more efficient, and to give the broker the best opportunity to compete. The mortgage broker must maintain a competitive advantage over other mortgage brokers, mortgage bankers, and large retailers. The Internet and other advanced technologies allow efficiencies that decrease the costs of loan production. The mortgage broker can currently develop a web site, promote this web site, take applications, import into software and Automated Underwriting engines, and communicate with potential and current customers. We simplify Internet origination through one seamless path from the consumer web site to an Automated Underwriting decision.

         WHOLESALE LENDERS. LION's participating lenders are primarily "wholesale" lenders who operate through independent mortgage brokers. The mortgage brokers work directly with the consumer to complete the application and submit the application to the lender for approval. If the loan is approved, the lender then funds the mortgage at closing. Some of the wholesale lenders also have a separate "retail" operation that works directly with the customer. In some cases, that retail operation can operate as a broker and place loans with other wholesale lenders.

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

         Some lenders deal primarily in conforming loans, but also will offer programs for loans that meet most of these requirements except for one or two. For instance, many will offer programs for "jumbo" loans, those that exceed the maximum loan size for conforming loans (currently $252,700 for single family residences), and many will accept less rigorous documentation. The lenders cannot sell these loans to the GSEs. They can either keep these loans in their own portfolios or sell them to entities other than the GSEs.

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

         INDUSTRY AFFILIATES. Another market consists of companies who sell services or advertising to lenders, brokers or consumers seeking mortgage loans. These companies are potential advertisers on the LION web sites. Examples include title insurance companies, credit reporting agencies, escrow service companies, flood insurance companies, mortgage insurance companies, appraisers, origination software companies, mortgage associations, training companies and other general vendors to small businesses (i.e. cell phone companies, business insurance agencies, pager companies, copier companies and general computer hardware and software companies).

         BORROWERS/CONSUMERS. Borrowers/consumers are currently using the Internet to search for information to assist them in finding a mortgage company. It is estimated that around 60% of all mortgage shoppers do online research and 1% apply for a loan. The primary reason for an online information search is to find the lowest interest rate. Secondary reasons include calculations, information, and convenience. The borrower/consumer should become more comfortable with technology and more often move past the information seeking stage. It is estimated that up to 10% of all mortgage shoppers will apply online by the Year 2005.

SERVICES AND PRODUCTS

         The mortgage process is comprised of five stages. They are origination, fulfillment, funding, servicing, and risk management. Our strategy is to simplify origination. Whether for the consumer, the mortgage broker, or the lender, the basic functions of origination focus on interest rate shopping, selecting the best product and obtaining approval.

         To simplify origination, we have created a marketplace where buyers (consumers and mortgage brokers) and sellers (lenders) interact to search prices, select products, and ultimately gain approval for the mortgage transaction from both parties. Through this marketplace, we maintain an extensive on-line mortgage loan database, automated loan underwriting systems and other related Internet-based products and services for mortgage brokers and lenders.

         We provide wholesale mortgage rate, fee, and program information through our LionPro information service to over 5,000 mortgage brokers nationwide. Lion Loan Search provides the key feature to this password-protected service by allowing easy access to our extensive lender database. This database is updated daily and has hundreds of participating lenders with over 17,000,000 pricing variations.

         We maintain a network of consumer sites to help mortgage brokers and borrowers use the Internet to create business-to-consumer relationships. The network of sites currently attracts approximately 750,000 unique visitors per month and is one of the higher trafficked networks on the Internet for loan information. In addition, we have over 6,000 co-branded electronic mortgage centers that have been established for realtors, real estate offices, relocation sites, associations, and city portals. One example of this mortgage center provides consumer education materials to NAMB, the broker trade association based in Washington D.C. through our Mortgage101.com site.

         We have developed successful web sites for some of the nation's leading wholesale lenders. Since mid-1999, we have provided automated underwriting capabilities via LION-AU through Fannie Mae's Desktop Originator. This enables brokers who are sponsored by Fannie Mae-approved lenders the ability to use the Internet to send electronic home loan applications directly into Fannie Mae for automated underwriting allowing subscribing mortgage brokers to quickly deliver an underwriting decision to the customer.

         We have developed web-based applications to support online wholesale/retail origination and fulfillment services. As an application service provider (ASP) in the business-to-business (B2B) space, we customize and host a lender's web site, as well as provide the software applications needed to automate a lender's loan pipeline. As an ASP, we allow lenders to provide brokers with web-based tools that facilitate an efficient and fast loan process. The product features origination applications such as product and pricing search engines, real-time rate locking capabilities, electronic 1003 manager, loan status monitoring and a broadcast E-mail center. All of these features are secured by our access-control module. This access feature provides a complete and secure E-commerce solution.

         Our combined professional and consumer marketplaces represent one of the largest combined marketplaces on the Internet serving the consumer, mortgage originator, and mortgage lender. To capitalize on this, we also provide ad banner advertisements to our mortgage broker and lender customers.

SALES AND MARKETING

         Of our principal subscriber base, consisting of mortgage brokers, wholesale lenders and industry affiliates, brokers currently constitute the largest source of revenue. As the broker subscriber base grows, it is expected that the lenders and affiliates seeking access to that broker base will follow. Consequently, most of the marketing effort is devoted to the broker group. We continue to focus our marketing efforts to increase the visibility of this group in a number of ways:

         SALES FORCE. We maintain a professional sales force compensated on a commission basis after an initial three-month internship. The sales force make telephone solicitations, handle inbound phone inquiries and contact brokers who register for our service.

         TRADE SHOWS. The large state mortgage broker associations conduct annual trade shows which include a schedule of speakers and/or workshops, as well as exhibition hall where lenders and industry affiliates promote their products from booths. At many of these shows, we have participated as a speaker and exhibitor.

         TRADE JOURNALS ADVERTISING AND ARTICLES. There are three primary mortgage publications, ORIGINATION NEWS, MORTGAGE ORIGINATOR and THE MORTGAGE PRESS. The first two are national publications. THE MORTGAGE PRESS publishes a state association periodical for approximately 25 states, and distributes the issues at no cost very broadly to an estimated audience of over 200,000.

         We advertise in these publications. In addition, senior managers of the Company have contributed articles on Internet usage by brokers and lenders to trade magazines such as SECONDARY MARKETING EXECUTIVE, MORTGAGE PRESS and MORTGAGE MATTERS. For additional information on advertising, see Note A (10) to the Consolidated Financial Statements.

         PRESS RELEASES AND OTHER PRESS COVERAGE. We issue press releases on product introductions and changes, upon entering new states with a database, and upon achieving certain milestones. These appear without cost in various trade magazines. We also have been the subject of published reviews of mortgage technology products, quoted in trade journals and been the subject of articles written about the Company.

         SPEAKING ENGAGEMENTS. Representatives of the Company from time to time speak at other industry functions not connected to broker trade shows. As we have become increasingly known for our Internet expertise, the significance of these engagements has grown.

         BROADCAST FAX ADVERTISING. Mortgage brokers are particularly accustomed to receiving solicitations by fax in the form of daily rate sheet distributions by lenders. We have developed a series of broadcast fax advertisements for the mortgage broker industry.

         DATA FEED TO ORIGINATION SOFTWARE COMPANIES. In certain cases, we enable our loan program data information to feed directly to our members via the member's processing software. Any third party agreements with the processing software vendor provide us with a mechanism to market to the vendor's customer.

         ORGANIZATION SOFTWARE VENDOR INTERFACE INTO LION LOAN SEARCH(TM). We are participating in an agreement with Calyx Software which allows a Calyx user to open a borrower file and perform a loan search. The interface extracts the needed information from the borrower file, launches the user's browser and accesses the LION Loan Search(TM) results page. This provides another entry point for the mortgage broker into our site. Similar agreements are being pursued with other mortgage software vendors.

         STATE ASSOCIATION MARKETING AGREEMENTS. We have entered into agreements with the state mortgage broker associations, some of which include: Colorado, Arizona, and Mississippi. While these agreements vary, LION generally receives preferential promotional opportunities to the membership in exchange for hosting and maintaining the association web site.

         NON-MEMBER SECTION AND ONLINE REGISTRATION. Most of the features of our site are password protected, however a new broker visiting the web site without yet having a password is able to visit selected non-member sites. The visitor is guided through various features, illustrated with "screen captures" of LION Loan Search(TM) and Loan~Link(TM), with explanations of our service, testimonials of current subscribers, and a form that allows the broker to register online.

         In addition to marketing to the broker industry, we market our business-to-consumer initiatives in a number of ways to increase the exposure of the network of consumer sites.

         CONSUMER INTERNET ADVERTISING. In purchasing a home, the first Internet web site that consumers typically visit is a real estate listing or related site. In refinancing, the consumer typically finds Internet sites by searching a web portal. To attract these consumers to our network of sites, we purchase banner advertising and content placement on real estate sites and consumer portals.

         REALTOR MARKETING. We provide a free content package for real estate and related sites. The free content delivers a Mortgage Center with Mortgage101.com technology with live rates, interactive calculators, an extensive library, and online applications with the "look and feel" of the real estate site. Over 6,000 real estate and related sites participate in the content program.

         The larger state and national REALTOR associations conduct annual trade shows which include a schedule of speakers, workshops, and an exhibition hall where industry affiliates promote their products from booths. We promote the Mortgage101.com content program at these trade shows.

         LISTING WITH SEARCH ENGINES. We have arranged to be listed in all major "search engines." The URLs of the network of consumer sites appear if the user enters key words such as "mortgage" or "mortgage interest rates." Constant analysis of server traffic shows that a significant number of consumers find these sites while "surfing the Net."

RESEARCH AND DEVELOPMENT

         We develop our own proprietary software for providing products and services to our customers. These efforts are funded through operations and equity financing. Research and development expense was approximately $578,000 and $301,000 for 2000 and 1999, respectively.

COMPETITION

         The market for Internet-based services and products is still relatively new, intensely competitive, rapidly evolving, and subject to rapid technological change. We expect competition to intensify and increase in the future. Technological barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software.

         We expect to face competition from various e-commerce businesses and other companies targeting both consumers and businesses, whether or not they focus on our business model. A small number of companies have developed a searchable database of wholesale loan programs. To our knowledge, none of these have met with significant commercial success. One company offers a "bidding room" service, by which lenders can bid on loans packaged by mortgage brokers. It is unclear whether this service will become popular or whether it will be a competitive service to us.

         We believe participation from a significant majority of lenders is necessary to make a quality product. This creates a difficult barrier to entry for new competitors and requires significant ramp-up times to make a competitive product successful. Nevertheless, our competitors may include companies with longer operating histories, greater market presence and name recognition, and with larger customer bases and greater financial, technical and marketing resources than we do. These companies would be strong competitors if they decided to develop a focused business effort in our Internet space. Furthermore, to the extent that our products achieve market acceptance, competitors can be expected to offer competitive products or embark on pricing strategies, which, if successful, could have a material adverse effect on the results of our operations and financial condition.

         The consumer mortgage arena is intensely competitive. Well-capitalized companies spend millions of dollars marketing to the consumer to achieve brand awareness. Consumers search the Internet looking for information and will commonly shop two to three companies before making a decision. Also, consumers prefer to "shop globally and buy locally." Our network of consumer sites delivers value to the consumer on both issues. As an unbiased source of rate and fee information provided by local brokers, our network of consumer sites has become a leading mortgage portal destination when measured by reported consumer traffic.

         We believe we will remain in a good competitive position as long we continue to maintain the quality of our product and our relationships with lenders, brokers and state associations. Our ability to compete successfully will depend, in large part, on our ability to continually enhance and improve existing products and services, to adapt products and services to the needs of our customers and potential customers, to successfully develop and market new products, and to continually improve operating efficiencies.

         We are also aware of competition in the broker home page development market. The market is comprised of a few strong competitors, such as Myers and Ellie Mae. In addition, several industry affiliates, such as the Loan Origination Software Providers, have entered the market. The market also consists of small, local web companies who provide services for a wide range of industries. These small, local web companies do not have the technology necessary to provide mortgage brokers current technology specific to the mortgage industry. We provide them the licensed technology allowing the developer to facilitate the local relationship. The industry affiliates who have entered the market view their broker home page development as an ancillary product. These affiliates are able to deliver technology pertaining to their business model but have not achieved substantial market share.

         We currently host over 1,000 web sites. This places us as the third largest provider of Internet sites for mortgage brokers and retail originators. We have the ability to deliver competitive technology and aggressive advertising campaigns. In addition, the broker home page product benefits from the market share resulting from our product and service offerings.

         Lender homepage competitors include a broad universe of web site makers and technology companies. However, to the best of our knowledge, we are one of the few companies providing lender web sites with advanced technology.

         There can be no assurance that we will be able to compete successfully, that competitors will not develop technologies, products or strategic alliances and affiliations that make our products less marketable or less useful or desirable. Furthermore, we may not be able to successfully enhance our products and services, develop new products or services or attain lower costs, when and as we need them. Increased competition, price or other circumstances, could result in erosion of our market share, and may require price reductions and increased spending on marketing and product development. Increasing competition for our products and services could have a material adverse effect on our business, operating results and financial condition.

GOVERNMENT REGULATION

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. There can be no assurance that the enactment of laws affecting telecommunications will not decrease the growth of the Internet, which in turn could decrease the demand for our products and services, increase the cost of doing business, or otherwise have an adverse effect on our business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. We cannot predict the impact, if any, that future regulation or regulatory changes might have on our business.

PROPRIETARY RIGHTS

         We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have a variety of registered Internet domain names. We currently have no federally registered trademarks or service marks, nor are we the owner or assignee of any domestic or foreign patents. There are no trademark or service mark applications or patent applications pending. We cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value our proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements with our customers will provide meaningful protection our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

         Although we believe that our trademarks and proprietary technology do not and will not infringe patents or violate proprietary rights of others, it is possible that our trademark and proprietary rights may not be valid or that infringement of existing or future patents, trademarks or proprietary rights of others may occur. In the event our products infringe proprietary rights of others, we may be required to modify the design of our products, change the name of products or obtain a license. There can be no assurance we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material effect upon us. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if our products infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us.

EMPLOYEES

         At December 31, 2000, we had 93 full-time associates, which included 25 commissioned marketing associates. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled technical engineers involved in new product development, for whom competition is intense. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, customer service and administrative organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe relations with our employees are good.

RISK FACTORS

         You should carefully consider the following risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in the sections in this Annual Report on Form 10-KSB entitled "Competition," "Proprietary Rights," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

WE HAVE NO HISTORY OF PROFITS AND OUR FUTURE PROFITABILITY REMAINS UNCERTAIN.

         We are working toward a goal of sustained profitability and took several important steps during the fourth quarter of 2000, including, merging our subsidiary with LION, reorganizing our senior management team, and consolidating our originator sales and service operations. We are experiencing increased revenues but have not reached profitability as of December 31, 2000. For fourth quarter 2000, the net loss was $257,424 compared with a net loss of $2,943,713 for fourth quarter 1999. For the fiscal year ended December 31, 2000, we had a net loss of $1,297,849, or $0.04 per share, compared to a net loss of $3,997,151, or $0.15 per share, the prior fiscal year. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

FINANCIAL RESULTS FOR ANY PARTICULAR PERIOD WILL NOT PREDICT RESULTS FOR FUTURE PERIODS.

         Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results may not be meaningful. You should not rely on the results for any period as an indication of future performance. In particular, although we have historically experienced strong revenue growth, we do not believe that this level of revenue growth will be sustained in 2001 and in future periods, particularly on a long-term basis. For example, over 50% of our growth in revenues for 2000 compared to 1999 is attributable to the acquisition of the IMark assets and its mortgage industry Internet sites on May 17, 1999. In addition, we expect that our operating expenses will continue to increase as we expand our sales and marketing operations, fund greater levels of product development, and acquire complementary businesses and technologies. Furthermore, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. Depending on the number of shares of our common stock for which options are exercised and the fair market value of shares of our common stock during such period, these employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition to the net proceeds we would receive upon the exercise of stock options, we would receive tax deductions for gains realized.

WE WILL NEED ADDITIONAL FINANCING; CURRENT FUNDS ARE INSUFFICIENT TO FINANCE OUR PLANS FOR GROWTH AND OUR OPERATIONS; WE COULD BE REQUIRED TO CUT BACK OR STOP OPERATIONS IF WE ARE UNABLE TO RAISE OR OBTAIN NEEDED FUNDING.

         Our existing working capital is not sufficient to allow us to execute our business plan, including the further development and implementation of our online business, or to fund our expansion and marketing plans for the year 2001. The full development and implementation of our business will require additional resources. If we are unable to obtain adequate capital financing through equity or other financings, we may not be able to successfully implement our short-term or long-term plans for expansion or to meet our working capital requirements. We anticipate that a significant portion of our near-term capital resources will be provided through operations. However, even if we succeed in our business plans, we may experience rapid growth requiring additional funds to expand our operations and organization.

         We do not have current commitments for financing sufficient to fund our expansion and marketing plans. In order to provide adequate working capital, we intend to explore a number of options to secure financing including the issuance of additional equity. We might not succeed, however, in raising equity capital or in negotiating and obtaining additional and acceptable financing when we need it. Our ability to obtain additional capital may depend on market conditions (including the market for Internet stocks), national and global economies and other factors beyond our control. If adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services or respond to competitive pressures would be significantly impaired.

WE ARE SUBSTANTIALLY DEPENDENT ON MORTGAGE BROKERS AND THE MORTGAGE BROKER INDUSTRY.

         LION's most critical customer is currently the mortgage broker. Mortgage broker fees comprised 69% of our total revenues during 2000. Customer agreements are short-term and renewable. There can be no assurance that these subscribers will continue to participate in the LION program, or that we will be able to attract new mortgage brokers at rates sufficient to maintain a stable or growing revenue base. We cannot assure you that the market for our products and services will continue to develop as expected. If the mortgage broker market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, our business operating results and financial conditions may be materially adversely affected.

         During the last 15 years, the mortgage brokerage industry has grown from infancy to capturing more than half of the mortgage origination market, and the current trend shows continued gains. While there are no clear threats that would cause one to conclude today that the industry will not continue to thrive, the health of the industry is important to LION's future, and there are potential risks. These include potential lawsuits over broker and wholesale lender compensation systems, increased regulation that may add costs or limit profitability, and possible changes in how consumers obtain mortgages, possibly driven by technology or by efforts to standardize and automate the mortgage process. In addition, the overall volume of business is directly related to interest rates and overall economic conditions. Recessionary economic conditions or a rise in interest rates may adversely affect the ability of prospective consumers to obtain financing required for construction and refinance. Any of these may reduce the overall share of the market handled by mortgage brokers, which could materially adversely affect our business.

WE WILL DEPEND ON THE CONTINUED UTILITY OF THE INTERNET AND MAY HAVE DIFFICULTY ACCOMMODATING TECHNOLOGY ADVANCES.

         The performance of our web site will continue to be dependent on the successful operation of the Internet and on certain third parties and services (such as Internet service providers, Internet backbone providers and Web browsers). Our Internet services will be designed around certain technology standards. Current and future success of our services may become subject to additional industry standards as Internet commerce rapidly evolves. As a result our business may incur additional costs of unknown proportions as we are confronted with new technology standards. In addition, we may not be successful in our efforts to enhance existing services and to develop, introduce and market new services. Furthermore, our enhancements and new services may not adequately meet the requirements of the marketplace and achieve market acceptance. As the Internet develops, it is possible that incompatibility or lack of appropriate features could impact our business. In addition, the widespread adoption of new Internet or telecommunications technologies or standards could require us to make substantial expenditures to modify or adapt our services. In this case, the new Internet or telecommunications services or enhancements that we offer could contain design flaws or other defects. Although we expect to be responsive to changes in the Internet and technology, we may not be successful in achieving widespread acceptance of our services before competitors offer services with speed and performance equal to or greater than ours.

         Much of the architecture that we employ was designed for our original business model. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demand for our services increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive, complex, and require additional technical expertise. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

         We are substantially dependent on the continued services of our key personnel, including our president, chief financial officer, our engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION and its operations. With respect to our proprietary software, while backup has been provided by the other full-time company engineers, currently there are portions of the database management and development that rely solely on Sam Ringer who is the author of the LION software. We are in the process of creating the engineering redundancy that will reduce the reliance on this individual, but have not completed this task. Furthermore, we have not entered into employment agreements with these officers and significant employees. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options, which currently serve to retain and motivate key employees as they become vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years, subsequent to their hire date to provide additional incentive to remain at LION, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

         We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful PCs. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure is located in Seattle, Washington, an area susceptible to earthquakes. In recent months, the western United States (California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence.

         Despite the implementation of security measures, our systems may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We could experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access might lead to interruptions, delays or cessation in service to subscribers or deter potential subscribers. Although we intend to implement industry-standard security measures, these measures have been circumvented in the past, and there can be no assurance that measures we adopt will not be circumvented in the future. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our subscribers, which could have a materially adverse affect on our business, operating results and financial condition.

WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR DESIRED GROWTH, WHICH COULD ULTIMATELY STRAIN OUR FINANCIAL, PERSONNEL AND TECHNICAL RESOURCES.

         We intend to expand our level of operations and will need an effective planning and management process to implement our business plan successfully. Depending on the amount and timing of any increase in business, this expansion could place a strain on our management, operational, software and financial resources. Some areas that could be put under strain by growth include marketing, customer support, customer billing and web site support and maintenance. To accommodate growth, if any, we may be required to implement and improve our management, operating and financial systems, procedures and controls on a timely basis and to expand, train, motivate and manage our employees. There is a risk, however, that our systems may be inadequate to support our existing and future operations or that hiring, training and managing new employees will be more difficult than we anticipate.

OUR STOCK TRADES ON THE OTC BULLETIN BOARD. OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

         The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2000, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $1.375 to $.125 per share and the sale price of our common stock closed at $.11 per share on March 15, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

         The OTC Bulletin Board is an electronic quotation medium used by subscribing broker dealers to reflect dealer quotations on a real-time basis. This over-the-counter market provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The NASDAQ Stock Market. Shares that are thinly traded on the Bulletin Board often trade only infrequently and experience a significant spread between the market maker's bid and asked prices. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Furthermore, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options. In the event our securities are not included on the OTC Bulletin Board and do not qualify for the NASDAQ, quotes for the securities may be included in the electronic "pink sheets" for the over-the-counter market.

VOLUME OF SHARES ELIGIBLE FOR SALE COULD IMPAIR OUR STOCK PRICE AND HINDER FUTURE FINANCING EFFORTS.

         As of December 31, 2000, a substantial majority of the 32,665,311 outstanding shares of common stock and 1,500,000 shares of preferred stock held by existing shareholders were issued and sold by the Company in private transactions in reliance on exemptions from the registration provisions of the Securities Act and are restricted securities within the meaning of Rule 144 under the Securities Act. Of the outstanding shares, including shares held by affiliates, 31,415,622 were issued on or before December 31, 1999, and may be currently eligible for resale in the open market, if any, subject to the volume and other conditions of Rule 144. There are no contractual restrictions on the resale of the outstanding common stock. The sale in the public market of these shares of restricted common stock, or the perception that these sales may occur, may depress prevailing market prices of the common stock.

OUTSTANDING OPTIONS AND WARRANTS, WHEN EXERCISED, WILL FURTHER DILUTE COMMON SHAREHOLDERS.

         As of December 31, 2000, there were outstanding stock options to purchase an aggregate of 3,878,250 shares of common stock at exercise prices ranging from $.17 to $2.00 per share, and warrants to purchase 685,000 shares of common stock at exercise prices ranging from $.60 to $1.75. Employee options are subject to a restriction whereby option holders have agreed to not sell or otherwise transfer or dispose of shares of the common stock issued upon exercise of options in an amount which shall exceed 250,000 shares during any three-month period. The exercise of these outstanding options and warrants will dilute the percentage ownership of common stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for the common stock. Furthermore, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of these outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

"PENNY STOCK" REGULATIONS IMPOSE RESTRICTIONS ON THE MARKETABILITY OF OUR COMMON STOCK.

         The SEC has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or NASDAQ and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The definition excludes the securities of an issuer meeting certain minimum financial requirements. Generally, these minimum thresholds would be met by an issuer with net tangible assets in excess of $2 million or $5 million, respectively, depending upon whether the issuer has been continuously operating for less or more than three years, or by an issuer with "average revenue" of at least $6 million for the last three years.

         As long as we do not meet the relevant financial requirements and our common stock is trading at less than $5.00 per share on the OTC Bulletin Board, our securities are subject to the penny stock rules. These rules impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally, investors with a net worth in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by the penny stock rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any non-exempt transaction involving a penny stock, the rules require, among other things, that the broker-dealer deliver an SEC mandated risk disclosure document relating to the penny stock market and the risks associated therewith prior to the transaction. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative as well as current quotations for the securities. If the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, the broker-dealer must send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of our shareholders to sell their securities in the secondary market.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive offices are located in Renton, Washington, where we currently lease approximately 20,093 square feet. The lease began September 13, 1999 and expires on September 30, 2004. We have the right to use this space for computer information services and related business uses. For sales and marketing efforts, we lease approximately 5,500 square feet of space in Spokane, Washington, which expires December 31, 2001 and approximately 4,589 square feet in Denver, Colorado, which expires October 31, 2004.

         In January 2001, we announced an initiative to consolidate our broker sales and customer service operations. As a part of the consolidation, broker sales and customer service was moved to our Denver office, and we subsequently closed our sales and customer support operations in Spokane, Washington on January 31, 2001. Since the lease in Spokane, Washington doesn't expire until December 31, 2001, we are in the process of finding a subtenant for the remainder of the term.

         Our former executive offices located in Mercer Island, Washington, have been subleased. We lease approximately 3,500 square feet and the lease expires on June 30, 2001. Monthly rent on the space is $6,923 which is offset by monthly subtenant rent of $6,424.

         All leases are operating leases. We believe that our current facilities are adequate and suitable for their current use, and that additional facilities will be available, when needed, upon commercially reasonable terms. We also believe that all of the leased space and all property maintained within are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

         During January 2001, LION became party to a legal proceeding initiated by Mr. Billy Anders, a former director of LION (BILLY R. ANDERS V. PLENUM COMMUNICATIONS, INC., A MINNESOTA CORPORATION, filed in U.S. District Court, Eastern District of Washington, Case No. CS-00-0468-WFN). During the same month, LION became party to a second proceeding initiated by Mr. Anders in state court, adding Allen Ringer, a former executive officer and director of LION, and his marital community as parties (BILLY R. ANDERS V. PLENUM COMMUNICATIONS, INC., A MINNESOTA COMPANY, ALLEN RINGER, AND THE MARITAL COMMUNITY OF ALLEN RINGER AND JANE DOE RINGER, filed in Superior Court, State of Washington, Spokane County, Case No. 00207342-3). Mr. Anders seeks damages from LION and Mr. Ringer under five theories of relief including breach of contract, breach of implied contract, intentional misrepresentation, negligent misrepresentation and racial discrimination. Mr. Anders has requested an unspecified amount of actual, compensatory and punitive damages. Mr. Anders alleges he was denied compensation promised him pursuant to an oral contract by the failure of LION to extend the duration of and to reprice his stock options, and that he was discriminated against because of his race. Management believes these claims are wholly without merit and intends to defend LION vigorously in the matter. Pursuant to the indemnification provisions of its articles of incorporation, and subject to their limitations, LION will indemnify and provide for the representation of Allen Ringer as a co-defendant. LION and Mr. Ringer have answered the complaints denying the claims and raising various affirmative defenses.

         To the best of our knowledge, there are no other legal actions pending, threatened or contemplated against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of our shareholders was held November 28, 2000 in Bellevue, Washington. Our common stock and Series A Preferred Stock were the only classes of securities entitled to vote at the Annual Meeting. Only shareholders of record at the close of business on October 9, 2000 ("Record Date") were entitled to receive notice of the Annual Meeting. As of the Record Date, there were 32,912,811 shares of common stock and 1,500,000 shares of Series A Preferred Stock outstanding. There were 27,208,125 shares represented at the Annual Meeting in person or by proxy, each share entitled to one vote on each matter to be voted upon. Various matters were submitted for a vote by the shareholders as summarized below.

PROPOSAL #1 - Election of directors.

         The following directors were elected to serve on the LION Board of Directors for a one-year term. No other director's term of office continued after the meeting.

                              Positions and Offices                  Vote of the Stockholders
                                  Held Within        -------------------------------------------------------
           Directors              the Company           For           Against      Abstaining      Non-Votes
           ---------              -----------        ----------      ---------     ----------      ---------
         Jack McMillan            Chairman of the    18,061,347      9,146,778          0              0
                                    Board, CEO
         J.C. "Tuck" Marshall     Director           17,855,340      9,352,785          0              0
         Jacob Smith              Director           17,710,870      9,497,255          0              0
         Sam Ringer               Director           17,876,132      9,331,993          0              0
         Kurt Springman           Director           15,119,126     12,088,999          0              0

PROPOSAL #2 - To change the Company's state of incorporation from Minnesota to Washington by a merger with and into a newly formed, wholly-owned Washington subsidiary.

         The proposal to change the Company's state of incorporation from Minnesota to Washington by a merger with and into a newly formed, wholly-owned Washington subsidiary was approved. The vote was 19,253,405 for, 408,002 against, 63,968 abstaining and 14,687,436 not voting.

PROPOSAL #3 - Ratification of independent accountants.

         Grant Thornton was ratified as the independent accountants for the fiscal year ended December 31, 2000 by a vote of 26,916,676 in favor, 282,989 against and 8,460 abstaining.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's common stock trades on the OTC Bulletin Board under the symbol "LINN." The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:

         Fiscal Year Ended December 31,          2000                  1999
                                           ---------------       ---------------
                                            High      Low         High      Low
                                           ------   ------       ------   ------
         First Quarter                     $1.375   $0.625       $2.125   $0.812
         Second Quarter                     0.875    0.406        2.187    1.500
         Third Quarter                      0.500    0.187        1.718    0.781
         Fourth Quarter                     0.266    0.125        1.000    0.531

         This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

         There were approximately 1,210 holders of record of our common stock as of March 15, 2001.

DIVIDEND POLICY

         We have not paid dividends on its common stock since our inception. Dividends on common stock are within the discretion of the Board of Directors and are payable from profits or capital legally available for that purpose. Our current policy is to retain any future earnings to finance the operations and growth of our business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

SHARES ELIGIBLE FOR FUTURE SALE

         In general, Rule 144 under the 1933 Act provides that securities may be sold if there is current public information available regarding the Company and the securities have been held at least one year. Rule 144 also includes restrictions on the amount of securities sold, the manner of sale and requires notice to be filed with the SEC. Under Rule 144 a minimum of one year must elapse between the later of the date of the acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale under the Rule. If a one-year period has elapsed since the date the securities were acquired, the amount of restricted securities that may be sold for the account of any person within any three-month period, including a person who is an affiliate of the Company, may not exceed the greater of 1% of the then outstanding shares of common stock of the Company or the average weekly trading volume in the over-the-counter market during the four calendar weeks preceding the date on which notice of sale is filed with the SEC. If a two-year period has elapsed since the date the securities were acquired from the issuer or from an affiliate of the issuer, a seller who is not an affiliate of the Company at any time during the three months preceding a sale is entitled to sell the shares without regard to volume limitations, manner of sale provisions or notice requirements. See Risk Factors -- VOLUME OF SHARES ELIGIBLE FOR SALE COULD IMPAIR OUR STOCK PRICE AND HINDER FUTURE FINANCING EFFORTS.

RECENT SALES OF UNREGISTERED SECURITIES

         During the year ended December 31, 2000, the Company issued and sold the following securities:

         1. During the three-month period ended March 31, 2000, we sold an aggregate of 980,964 shares of common stock to 13 of our existing shareholders at purchase prices ranging from $.25 to $.50 per share in connection with the exercise of outstanding warrants, for an aggregate purchase price of $472,232. The investors were accredited or sophisticated purchasers. We issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the share certificates issued in the transactions. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

         2. During the three-month period ended March 31, 2000, we sold an aggregate of 544,167 shares of common stock to 6 persons at purchase prices ranging from $.01 to $1.00 per share in connection with the exercise of outstanding options. Cash consideration was received from 3 persons totaling $20,808 for 94,167 shares at exercise prices ranging from $.01 to $.65 per share. Nonrecourse promissory notes were received from 3 persons in the total amount of $309,375 for 450,000 shares at exercise prices ranging from $.25 to $1.00 per share. The promissory notes accrue interest at 10% per annum with all three notes maturing on July 1, 2001. The issuance of common stock upon the exercise of the stock options was deemed to be exempt from registration under the Securities Act in reliance on Rule 701, and were issued pursuant to a written compensation benefit plan in consummation of offers made prior to our becoming subject to the reporting requirements of the Exchange Act.

         3. On March 14, 2000, we sold a warrant for consideration of $2,000 for legal and financial advisory services. The warrant was granted to 1 person for a total of 200,000 common shares at an exercise price of $.78 per share and an expiration date of March 14, 2003. It contains a net issuance exercise provision, providing that, if the fair market value of our common stock is greater than the exercise price, in lieu of exercising the warrant for cash, the holder may elect to receive shares equal to the value of the warrant. We issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipient of securities represented its intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. The offering was made without the use of any general solicitation or advertising. The recipient had access to all material information concerning the Company.

         4. On April 28, 2000, we granted a warrant for assisting the Company in locating financing through the issuance of preferred stock (see paragraph below). The warrant was granted to one person for a total of 105,000 common shares at an exercise price of $.60 per share and an expiration date of April 28, 2003. The grant of the warrant did not require registration under the Securities Act, or an exemption therefrom, since the grant did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

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

         6. On May 17, 2000, we issued 584,558 shares of common stock to two persons as post-closing consideration for the assets purchased from IMark, LLC on May 17, 1999. We issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipients of securities are employees of the Company. They represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the share certificates issued in the transactions. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

         7. Pursuant to the Company's 1998 Stock Option Plan, the Company granted stock options to 139 employees at various dates from January to December 2000. These stock options were comprised of 2,163,875 shares of common stock, expire 5 or 10 years from the date of grant, vest in quarterly increments over a 4 year period and have exercise prices, based on the market price at the date of grant, ranging from $.15 to $.94 per share. The Company also granted stock options to one contractor for services received. These options were comprised of 50,000 shares of common stock, expire over 2 years from the date of grant, vest over 1 year and have an exercise price of $.54 per share. The granting of stock options did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document.

         IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION AND ANALYSIS OF MANAGEMENT CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING BUT NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE SECTIONS IN THIS ANNUAL REPORT ON FORM 10-KSB ENTITLED "COMPETITION," "PROPRIETARY RIGHTS," AND "RISK FACTORS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING

STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE OF THIS REPORT. LION UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THIS DOCUMENT AS WELL AS OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-QSB TO BE FILED BY THE COMPANY DURING 2001.

RESULTS OF OPERATIONS

         Mortgage brokers, wholesale lenders and industry affiliates constitute LION's principal income base, and therefore, the Company's primary sources of revenue. While borrowers are not currently part of LION's revenue base, they directly impact our core customer base.

REVENUES

         Revenues increased to $6,115,316 from $4,241,277 for the years ended December 31, 2000 and 1999, respectively. This represents an increase of $1,874,039 or 44%. Total revenues of $6,115,316 for 2000 were comprised of mortgage broker fees of $4,234,576 or 69% of total revenues, lender fees of $1,436,965 or 23%, ad banner revenues of $420,333 or 7%, and broadcast fax fees of $23,442 or less than 1%. Total revenues of $4,241,277 for 1999 were comprised of mortgage broker fees of $3,162,973 or 74% of total revenues, lender fees of $785,758 or 19%, ad banner revenues of $192,040 or 5%, and broadcast fax fees of $100,506 or 2%.

         Over 50% of the growth in revenues for 2000 compared to 1999 is primarily due to the acquisition of the IMark assets and its mortgage industry Internet sites on May 17, 1999. These LionChoice products contributed $1,008,356 of the $1,874,039 increase in revenues. The remainder of the increase is due to $651,207 of new lender fees, $63,247 of new LionPro fees, $228,293 of new ad banner fees and a reduction of broadcast fax fees totaling $77,064.

DIRECT COSTS

         Direct costs are comprised primarily of web site development and salaries related to the daily updates to rates, fees and other loan program information in the mortgage lender database. Direct costs increased to $695,356 from $589,499 for 2000 and 1999, respectively. This represents an increase of $105,857 or 18%. Direct costs as a percentage of revenues improved to 11% from 14% for 2000 and 1999, respectively. The increase is primarily due to the addition of web masters to accommodate the increased business in web site development.

SELLING AND MARKETING

         Marketing and selling expenses are comprised of marketing and advertising costs, trade show costs, sales salaries and related support costs. Marketing and selling expenses increased to $2,343,677 from $2,071,970 for 2000 and 1999, respectively. This represents an increase of $271,707 or 13%. These expenses as a percentage of revenues improved to 38% from 49% for 2000 and 1999, respectively. The increase in cost was due primarily to (i) increased use of resources for advertising and marketing programs and (ii) an increase in the tele-marketing sales effort in both the mortgage broker and lender sales areas.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised of management and administrative salaries and related costs, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased to $3,050,505 from $2,734,526 for 2000 and 1999, respectively. This represents an increase of $315,979 or 12%. General and administrative expenses as a percentage of revenues improved to 50% from 64% for 2000 and 1999, respectively. The increase in costs was due primarily to (i) increases in management, finance and administrative salaries, (ii) an increase in bad debt expense due to the constricting mortgage industry, and (iii) an increase in occupancy costs.

COMPENSATION FROM STOCK OPTIONS ISSUED UNDER FAIR MARKET VALUE

         During the first quarter of 2000, certain long-time employees exercised stock options in consideration for nonrecourse promissory notes. Under APB Opinion No. 25, the issuance of stock options under such notes is in essence a new granting of options. By issuing nonrecourse notes, we extended the original terms of the fixed award, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the original intrinsic value of the original award. During the second quarter of 2000, the Company also modified the exercise price of certain fixed stock option awards, which resulted in the awards being accounted for as variable stock option awards. As such, the remeasurement of variable stock option awards resulted in a reduction of expense during the second quarter of 2000. There were no adjustments during the last six months of 2000.

         Compensation from stock options issued below fair market value decreased to $101,580 from $2,190,989 for 2000 and 1999, respectively. For the three months ended March 31, 2000, we recorded compensation expense of $181,260 for the difference between the original intrinsic value and the intrinsic value of the new award. For the three months ended June 30, 2000, the remeasurement of variable stock option awards resulted in a reduction to expense totaling $79,680.

RESEARCH AND DEVELOPMENT

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $577,550 from $300,738 for 2000 and 1999, respectively. This represents an increase of $276,812 or 92%. The increase is primarily due to our increased efforts to (i) develop the business-to-business strategy through our LoanCAT (ASP) projects for supporting online wholesale origination and fulfillment services and (ii) improvements to the infrastructure LION's database and web sites. These efforts will continue during all of 2001.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses increased to $516,214 from $241,351 for 2000 and 1999, respectively. This represents an increase of $274,863 or 114%. Depreciation and amortization expenses were 8% and 6% of revenues for 2000 and 1999, respectively. The increase of $274,863 was due primarily to the (i) purchase of telecommunications equipment and computer hardware, (ii) capitalization of internally developed software needed to expand and improve our telecommunications and computer systems infrastructure and (iii) the amortization of goodwill. Goodwill totaling $940,918 related to the IMark acquisition of assets contributed $167,919 of amortization expense for 2000 compared to $66,127 in 1999.

INTEREST EXPENSE

         Interest expense decreased to $148,032 from $173,267 for 2000 and 1999, respectively. Interest expense is comprised primarily of (i) amortization of loan fees and interest related to the line of credit for 2000 and (ii) interest on convertible debentures and amortization of loan fees and interest related to the line of credit in 1999. All applicable debt accrued interest at rates ranging from 10% to 12%.

INTEREST INCOME

         Interest income decreased to $21,696 from $48,857 for 2000 and 1999, respectively. The decrease is primarily due to those individuals who exercised stock options through "nonrecourse" promissory notes and subsequently electing not to pay the next installment of quarterly interest thereby walking away from the notes.

LIQUIDITY AND CAPITAL RESOURCES

         We are continuing to implement our business plan which includes enhancing our existing core of products and services to mortgage brokers and lenders along with the creation of new products and services scheduled for launch during each quarter of 2001. In addition, we intend to continue the development of key strategic alliances both in and outside of the industry as part of our growth strategy.

         We anticipate attaining positive cash flow from operations during the first quarter of 2001. Sustained quarterly profitability is also anticipated beginning the second quarter of 2001.

         The Board of Directors approved an equity private placement during the first quarter of 2001. Proceeds will be for working capital and to strengthen our financial condition. We anticipate initial proceeds from this financing of approximately $600,000 will be received during March and April of 2001. Plans are in process to raise additional capital later in 2001 to fund our growth plans over the next two to three years. The amount and source of funding is yet to be determined.

         Management believes these plans provide for continuance of operations through January 1, 2002. However, there can be no assurance that we will be able to obtain sufficient additional financing or be successful in our future operation.

         During 2000, we used net cash of $710,171 in our operating activities compared to the use of $995,417 for operations in 1999. The net use of cash in operating activities for 2000 was primarily attributable to (i) research and development in internal software for automated underwriting and wholesale origination and fulfillment services (LoanCAT), (ii) a focus on delivering our core business, (iii) occupancy and related costs for future growth and (iv) primarily during the second quarter, the pay down of accounts payable.

         During 2000, we used net cash of $258,836 for our investing activities which was primarily for the capitalized portion of our software development costs related to our LoanCAT projects (developing solutions for online wholesale origination and fulfillment services for lenders). In the prior year, we used net cash in investing activities totaling $833,914 which was primarily for the acquisition of equipment and capitalized software development costs related to automated underwriting and to expand our Seattle, Spokane and Denver operations.

         Net cash proceeds from financing activities during 2000 were $717,612. During 2000, we paid off a related party payable totaling $60,500 and our line of credit totaling $587,550. Proceeds received from financing activities were primarily the result of the exercise of warrants for $472,232 during the first quarter of 2000 and the issuance of preferred stock on May 1, 2000 in the amount of $807,000 (net of approximately $93,000 in issue costs). For the same period in the prior year, net cash proceeds from financing activities totaling $1,631,213 were primarily from the exercise of warrants totaling $943,401 and draws on our line of credit totaling $587,550.


ITEM 7.  FINANCIAL STATEMENTS

         The following consolidated financial statements of LION, Inc. are included in Item 7:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statement of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Stockholders
LION, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of LION, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LION, Inc. and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/  Grant Thornton LLP
Portland, Oregon
February 14, 2001

                            LION, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                     ASSETS

                                                                            2000              1999
                                                                        ------------      ------------
CURRENT ASSETS
    Cash and cash equivalents                                           $    117,254      $    368,649
    Accounts receivable, less allowance for doubtful accounts
       of $82,390 and $148,179 in 2000 and 1999, respectively                457,705           380,547
    Prepaid expenses and other                                                92,615           236,584
                                                                        ------------      ------------
         Total current assets                                                667,574           985,780

PROPERTY AND EQUIPMENT, net                                                  861,847           981,530

OTHER ASSETS
    Goodwill - net                                                           706,873           500,674
    Other assets                                                              45,377            37,177
                                                                        ------------      ------------
                                                                        $  2,281,671      $  2,505,161
                                                                        ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                                                      $       --        $    587,550
    Accounts payable                                                         236,836           434,922
    Accrued liabilities                                                      381,087           415,152
    Deferred revenue                                                         305,100           289,930
    Related party payables                                                      --              60,500
                                                                        ------------      ------------
         Total current liabilities                                           923,023         1,788,054


COMMITMENTS                                                                     --                --

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001 per share;
       authorized 5,000,000 shares; liquidation value $900,000                 1,500              --
    Common stock - authorized, 50,000,000 shares of $.001 par value           32,665            31,416
    Additional contributed capital                                        12,804,073        11,187,120
    Notes receivable from stockholders                                      (969,375)       (1,289,063)
    Accumulated deficit                                                  (10,510,215)       (9,212,366)
                                                                        ------------      ------------
                                                                           1,358,648           717,107
                                                                        ------------      ------------
                                                                        $  2,281,671      $  2,505,161
                                                                        ============      ============



The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year ended December 31,


                                                                           2000              1999
                                                                       ------------      ------------
Revenues                                                               $  6,115,316      $  4,241,277

Expenses
    Direct costs                                                            695,356           589,499
    Selling and marketing                                                 2,343,677         2,071,970
    General and administrative                                            3,050,505         2,734,526
    Compensation from stock options issued below fair market value          101,580         2,190,989
    Research and development                                                577,550           300,738
    Depreciation and amortization                                           516,214           241,351
                                                                       ------------      ------------
                                                                          7,284,882         8,129,073
                                                                       ------------      ------------

         Operating loss                                                  (1,169,566)       (3,887,796)

Other income (expense)
    Interest expense                                                       (148,032)         (173,267)
    Interest income                                                          21,696            48,857
    Other (expense) income                                                   (1,947)           15,055
                                                                       ------------      ------------
         NET LOSS                                                      $ (1,297,849)     $ (3,997,151)
                                                                       ============      ============
Loss per common share - basic and diluted                              $       (.04)     $       (.15)
                                                                       ============      ============





















The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999



                                                                                                Notes
                                  Common stock           Preferred Stock       Additional     receivable
                              ---------------------   ---------------------    contributed       from      Accumulated
                                Shares      Amount      Shares      Amount       capital     stockholders    deficit        Total
                              ----------   --------   ----------   --------    -----------   -----------   -----------   -----------
Balance at January 1, 1999    24,671,355   $ 24,671         --     $   --      $ 5,879,970   $  (207,812)  $(5,215,215)  $   481,614
Issuance of common stock
  in conjunction with
  exercise of warrants         1,957,611      1,958         --         --          941,443          --            --         943,401
Issuance of common stock
  in conjunction with
  exercise of stock options    4,317,500      4,318         --         --        1,142,883    (1,081,251)         --          65,950
Issuance of warrants for
  services received                 --         --           --         --           60,955          --            --          60,955
Issuance of warrants for
  financing costs                   --         --           --         --          134,000          --            --         134,000
Issuance of stock options
  for consulting services
  received                          --         --           --         --           55,960          --            --          55,960
Issuance of stock options
  to employees under fair
  market value                      --         --           --         --        2,190,989          --            --       2,190,989
Issuance of common stock
  for conversion of
  debentures                     116,214        116         --         --          181,272          --            --         181,388
Issuance of common stock
  in conjunction with
  purchase of IMark              352,942        353         --         --          599,648          --            --         600,001
Net loss for the year               --         --           --         --             --            --      (3,997,151)  (3,997,151)
                              ----------   --------   ----------   --------    -----------   -----------   -----------   -----------
Balance at December 31, 1999  31,415,622   $ 31,416         --     $   --      $11,187,120   $(1,289,063)  $(9,212,366)  $   717,107















The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999


                                                                                                Notes
                                  Common stock           Preferred Stock       Additional     receivable
                              ---------------------   ---------------------    contributed       from      Accumulated
                                Shares      Amount      Shares      Amount       capital     stockholders    deficit        Total
                              ----------   --------   ----------   --------    -----------   -----------   -----------   -----------
Balance at December 31, 1999  31,415,622   $ 31,416         --     $   --      $11,187,120   $(1,289,063)  $(9,212,366)  $   717,107
Issuance of common stock in
  conjunction with exercise
  of warrants                    980,964        981         --         --          471,251          --            --         472,232
Issuance of common stock in
  conjunction with exercise
  of stock options               544,167        544         --         --          329,639      (309,375)                     20,808
Issuance of warrants for
  services received                 --         --           --         --          129,940          --            --         129,940
Issuance of Preferred Stock
  in conjunction with
  financing                         --         --      1,500,000      1,500        743,090          --            --         744,590
Issuance of warrants as
  finders fee for financing         --         --           --         --           62,410          --            --          62,410
Issuance of stock options
  for consulting services
  received                          --         --           --         --           23,713          --            --          23,713
Issuance of stock options
  to employees under fair
  market value                      --         --           --         --          101,580          --            --         101,580
Common stock returned for
  cancellation of notes
  receivable                    (860,000)      (860)        --         --         (618,203)      619,063          --            --
Payment of notes receivable         --                                                --          10,000          --          10,000
Issuance of common stock in
  conjunction with purchase
  of IMark                       584,558        584         --         --          373,533          --            --         374,117
Net loss for the year               --         --           --         --             --            --      (1,297,849)  (1,297,849)
                              ----------   --------   ----------   --------    -----------   -----------   -----------   -----------
Balance at December 31, 2000  32,665,311   $ 32,665    1,500,000   $  1,500    $12,804,073   $  (969,375) $(10,510,215)  $ 1,358,648
                              ==========   ========   ==========   ========    ===========   ===========   ===========   ===========




The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                    2000              1999
                                                                ------------      ------------
Cash flows from operating activities
   Net loss                                                     $ (1,297,849)     $ (3,997,151)
   Adjustments to reconcile net loss to net cash used
      in operating activities
         Depreciation and amortization                               516,214           241,351
         Write off of software development costs                      56,200              --
         Interest earned on notes receivable                          10,584           (33,242)
         Interest expense on convertible debentures                     --              96,356
         Warrants issued for services received                       129,940            60,955
         Warrants issued for financing costs                         115,500            44,667
         Common stock and stock options issued for
             services received                                        23,713            55,960
         Compensation expense on stock options issued
             under fair market value                                 101,580         2,190,989
         Changes in assets and liabilities, net of
             effect of purchase of IMark, Inc.
               Accounts receivable                                   (77,158)         (180,608)
               Prepaid expenses and other                            (37,738)          (89,517)
               Accrued liabilities                                   (60,041)          136,456
               Accounts payable                                     (198,086)          384,236
               Deferred revenue                                       15,170           131,308
               Other assets                                           (8,200)          (37,177)
                                                                ------------      ------------
                  Net cash used in operating activities             (710,171)         (995,417)

Cash flows from investing activities
   Capitalized software development costs                           (223,894)         (371,503)
   Cash received for purchase of assets with common stock               --              26,866
   Purchase of property and equipment                                (34,942)         (489,277)
                                                                ------------      ------------
                  Net cash used in investing activities             (258,836)         (833,914)

Cash flows from financing activities
   (Payments on) proceeds from  related party payables               (60,500)           34,312
   (Payments on) proceeds from line of credit, net                  (587,550)          587,550
   Proceeds from notes receivable                                     65,622              --
   Proceeds from issuance of common stock and exercise
      of stock options                                                20,808            65,950
   Net proceeds from issuance of preferred stock                     807,000              --
   Proceeds from exercise of warrants                                472,232           943,401
                                                                ------------      ------------
                  Net cash provided by financing activities          717,612         1,631,213
                                                                ------------      ------------
Net (decrease) increase in cash and cash equivalents                (251,395)         (198,118)

Cash and cash equivalents at beginning of period                     368,649           566,767
                                                                ------------      ------------
Cash and cash equivalents at end of period                      $    117,254      $    368,649
                                                                ============      ============

Supplemental cash flow information and non-cash investing and financing activities
   See note N

The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE A - SUMMARY OF ACCOUNTING POLICIES

LION, Inc., formerly Plenum Communications, Inc., and its subsidiary, LionInc.com, (collectively, the Company), are Washington corporations. Effective December 31, 2000, LION, Inc. moved its state of domicile from Minnesota to Washington. Effective January 1, 2001, LION, Inc. and LionInc.com were merged into one company in the State of Washington. LION, Inc., dba LionInc.com, provides its subscribers; principally mortgage brokers and agents, electronic access to a database of mortgage offerings by a multitude of lenders throughout the United States.

A summary of significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.       Principles of Consolidation
         ---------------------------
The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2.       Cash and Cash Equivalents
         -------------------------
For purposes of the statement of cash flows, the Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

3.       Revenue Recognition
         -------------------
Subscription and service fees are recognized as revenue over the respective subscription periods or at the time the services are provided. Deferred revenue is recorded on prepaid subscriptions for periods ranging from 3 to 12 months and on advance billings for the subsequent months subscriptions and services provided. Large web development contracts expected to span greater than 30 days are recognized over the production period, which approximates the percentage of completion method of revenue recognition.

4.       Property and Equipment
         ----------------------
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives in determining depreciation are as follows:

         Computer equipment             3 to 5 years
         Computer software              3 to 5 years
         Equipment                           5 years

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

                            LION, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued


5.       Capitalized Software Development Costs
         --------------------------------------
The Company capitalized software development costs, intended for internal use, totaling $249,870 and $420,503 for the years ending December 31, 2000 and 1999, respectively. These costs are included in computer software in property and equipment and are amortized over a period of three years.

6.       Goodwill
         --------
Goodwill represents the excess cost of acquiring the assets of IMark, LLC over the fair value of net assets acquired at the date of acquisition, which is amortized using a straight-line method over five years. The Company periodically reviews goodwill to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired assets is less than the carrying value of the goodwill. Accumulated amortization totaled $234,046 and $66,127 at December 31, 2000 and 1999, respectively.

7.       Use of Estimates
         ----------------
In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

8.       Fair Value of Financial Instruments
         -----------------------------------
In accordance with the requirements of Statement of Financial Accounting Standards No. 107 - "Disclosure About Fair Value of Financial Instruments", the following methods and assumptions were used to estimate the fair value of each class of financial instruments.


         o Line of Credit - The carrying amount approximates fair value because of their short-term nature.

         o Related Party Payables - It was not practicable to estimate the fair value due to the specific nature of the payables and debentures.

9.       Loss Per Common Share
         ---------------------
Loss per share is based on the average number of shares outstanding during each period. The weighted average number of common shares outstanding was 32,871,000 and 27,084,016 for the years ended December 31, 2000 and 1999, respectively. The computation for loss per common share assuming dilution for the years ended December 31, 2000 and 1999 was anti-dilutive; and therefore, is not included.

                            LION, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued


10.      Advertising Costs
         -----------------
Advertising costs are expensed as incurred. Advertising expense was approximately $234,300 and $144,500 for the years ended December 31, 2000 and 1999, respectively.

11.      Research and Development Costs
         ------------------------------
All expenditures for research and development costs are expensed in the year incurred.


NOTE B - BUSINESS COMBINATIONS

On May 17, 1999, the Company exchanged 352,942 shares of its common stock (the LION shares) valued at approximately $600,000 for substantially all of the assets of IMark, LLC ("IMark), including its mortgage industry Internet sites, and assumed certain liabilities and obligations. The transaction was accounted for under the purchase method of accounting. Net tangible assets purchased from IMark totaled $64,782. The excess purchase price over the fair value of tangible assets purchased from IMark totaled $566,801 and was allocated to goodwill. The Company incurred $31,582 in acquisition costs which were comprised primarily of legal and other professional fees.

The following table reflects the pro forma consolidated results of operations of the acquisition of the IMark assets as if it had occurred at the beginning of 1999.

         Revenues                          $   4,482,943
         Net loss                          $  (3,953,908)
         Loss per common share             $        (.15)

In conjunction with the purchase, it was agreed that if on the date one year from the date of closing (May 17, 2000), the average market price of the LION shares was less than $600,000, the Company, at its discretion, will make up the difference by either a payment of cash or through the issuance of additional shares of the Company's common stock. As the average market price of the shares issued was less than $600,000 at May 17, 2000, an additional 584,558 shares were issued at $.64 per share. The additional consideration totaling $374,117 was recorded as an increase to goodwill and is being amortized over the remaining estimated life.

NOTE C - MANAGEMENT PLANS

The Company is continuing to implement its business plan which includes enhancing its existing core of products and services to mortgage brokers and lenders along with the creation of new products and services scheduled for launch during each quarter of 2001. In addition, the Company intends to continue the development of key strategic alliances both in and outside of the industry as part of its growth strategy.

                            LION, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE C - MANAGEMENT PLANS - Continued

The Company anticipates attaining positive cash flow from operations during the first quarter of 2001. Sustained quarterly profitability is also anticipated beginning the second quarter of 2001.

The Board of Directors has approved an equity private placement, consisting of common stock and warrants, to accredited investors during the first quarter of 2001. Proceeds will be used for working capital and to strengthen the Company's financial condition. The Company anticipates initial proceeds from this financing of approximately $600,000 will be received during March and April of 2001. Additional funding, potentially as much as $1.6 million, could come from the subsequent exercise of the warrants, which expire in 2004. Plans are in process to raise additional capital later in 2001 to fund the Company's growth over the next two to three years. The amount and source of funding is yet to be determined.

Management believes these plans provide for continuance of operations through January 1, 2002. However, there can be no assurance that the Company will be able to obtain sufficient additional financing or be successful in its future operation.


NOTE D - PREPAID EXPENSES AND OTHER

Prepaid expenses and other consist of the following as of December 31:

                                               2000             1999
                                           ------------     ------------
         Deferred financing costs          $       --       $    115,500
         Prepaid expenses                        84,485           69,490
         Other receivables                        8,130           51,594
                                           ------------     ------------
                                           $     92,615     $    236,584
                                           ============     ============

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:

                                               2000             1999
                                           ------------     ------------
         Computer equipment                $    467,953     $    661,266
         Computer software                      771,867          584,316
         Equipment                              237,617          246,316
         Leasehold improvements                  37,714           37,714
                                           ------------     ------------
                                              1,515,151        1,529,612
         Less accumulated depreciation
         and amortization                       653,304          548,082
                                           ------------     ------------
                                           $    861,847     $    981,530
                                           ============     ============

                            LION, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

                                                 2000             1999
                                             ------------     ------------
         Salaries                            $    139,689     $    153,380
         Payroll taxes                             63,405           86,793
         Vacation                                  86,007           69,100
         Accrued software costs capitalized        25,976           49,000
         Other                                     66,010           56,879
                                             ------------     ------------
                                             $    381,087     $    415,152
                                             ============     ============

NOTE G - LINE OF CREDIT

At December 31, 1999 the Company had a line of credit with a bank collateralized by accounts receivable, computer software and equipment. The line of credit expired and was paid in full in September 2000. A director and a shareholder of the Company guaranteed the line of credit.

In conjunction with obtaining the line of credit, the Company issued 280,000 warrants to purchase common stock at $1.06 per share. The Company amortized the fair value of the warrants totaling $134,000 over the term of the line of credit. Deferred financing costs of approximately $115,500 related to the warrants and other fees is recorded in prepaid expenses and other in the consolidated financial statements at December 31, 1999.

NOTE H - RELATED PARTY PAYABLES

On December 30, 1999, the Company entered into a promissory note agreement with a related party for $60,500, including interest at 12% per annum. The promissory note and accrued interest were paid in May 2000.

NOTE I - INCOME TAXES

The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, "Accounting for Income Taxes".

The income tax provision reconciled to the tax computed at the statutory federal rate was as follows for the years ended December 31:

                                               2000             1999
                                           ------------     ------------
         Tax benefit at statutory rate     $   (441,269)    $ (1,359,031)
         Non-deductible expenses                 62,388           33,358
         Other                                  (14,528)         (16,607)
         Increase in valuation allowance        393,409        1,342,280
                                           ------------     ------------
         Total                             $       --       $       --
                                           ============     ============

                            LION, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE I - INCOME TAXES - Continued

The components of deferred taxes are as follows at December 31:

                                               2000             1999
                                           ------------     ------------
Deferred tax asset:
   Depreciation                            $      1,199     $       --
   Liabilities not timely paid                   28,732           22,474
   Allowance for doubtful accounts               28,013           50,381
   Stock options and warrants issued to
     consultants for services                    52,242           39,751
   Stock options issued to employees
     under fair value                            34,543          744,936
   Net operating loss carryforward            2,918,846        1,816,925
                                           ------------     ------------
                                              3,063,575        2,674,467
Deferred tax liability:
   Depreciation                                    --             (4,301)

Valuation allowance                          (3,063,575)      (2,670,166)
                                           ------------     ------------
                                           $       --       $       --
                                           ============     ============

The Company has established a valuation allowance of $3,063,575 and $2,670,166 as of December 31, 2000 and 1999, respectively, due to the uncertainty of future realization of the deferred tax assets. The valuation allowance was increased by $393,409 and $1,342,280 during the years ended December 31, 2000 and 1999, respectively based upon management's estimate of the realizability of the net deferred tax assets. At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,585,000 available to offset future income which expire in 2004 through 2020. Utilization of these carryforwards are dependent on future taxable income and could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code 382.

NOTE J - COMMITMENTS

The Company conducts a portion of its operations in leased facilities classified as operating leases. The following is a schedule by years of approximate minimum rental payments, excluding sublease income, under such operating leases, which expire at various dates through September 2004.

         Year ending December 31,
                2001                       $    320,000
                2002                            493,100
                2003                            504,900
                2004                            327,400
                                           ------------
         Total minimum payments required   $  1,645,400
                                           ============

The leases provide for payment of taxes and other expenses by the Company. Rent expense for leased facilities totaled approximately $426,000 and $239,860 for the years ended December 31, 2000 and 1999, respectively.

                            LION, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE K - WARRANTS

The Company had the following warrants outstanding to purchase common shares as of December 31:

                                                                                        2000                 1999
                                                                                     -----------          -----------
   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at an exercise
      price of $0.25, expiring through 2000                                                --                  73,000

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at an exercise
      price of $0.50, expiring through 2000                                                --               3,794,741

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at an exercise
      price of $0.63, expiring through 2001                                               50,000               50,000

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at an exercise
      price of $1.06, expiring through 2001                                              280,000              280,000

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at an exercise
      price of $1.75, expiring through 2002                                               50,000               50,000

   Warrants issued as a finders fee for financing whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of
      $.60, expiring through 2003                                                        105,000                 --

   Warrants issued for legal services related to financing whereby one warrant entitles the holder to purchase one share of common stock at an exercise
      price of $.78, expiring through 2003                                               200,000                 --
                                                                                     -----------          -----------
        Total                                                                            685,000            4,247,741
                                                                                     ===========          ===========

                            LION, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


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

During 2000 and 1999, certain officers and employees exercised stock options in consideration for nonrecourse promissory notes. Under APB Opinion No. 25, the issuance of stock options under such notes is in essence a new granting of options. By issuing nonrecourse notes, the Company extended the original terms of the fixed award, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the original intrinsic value of the original award. For the year ended December 31, 2000 and 1999, the Company recorded compensation expense of $101,580 and $2,190,989, respectively, for the difference between the original intrinsic value and the intrinsic value of the new award. In conjunction with the Company issuing the notes, the officers and employees also exercised their option to purchase the Company's common stock. As a result, the shares are reflected as issued and outstanding, however, the shares are held by the Company as collateral on the notes. The Company recorded notes receivable from shareholders totaling $309,375 and $1,081,251 during 2000 and 1999, respectively, for the exercise of these stock options.

The Company has notes receivable from stockholders totaling $969,375 and $1,289,063 at December 31, 2000 and 1999, respectively, resulting from the exercise of stock options. During 2000, notes receivable of $619,063 were canceled and the related shares totaling 860,000 were retired due to non-payment of accrued interest.

Promissory notes totaling $728,750 bear interest at 10% per annum with accrued interest to be paid quarterly until the notes are paid in full. These notes are due on or before April 1, 2001. Notes totaling $240,625 as of December 31, 2000 plus accrued interest are due at maturity. The maturity date is July 1, 2001.

Subsequent to December 31, 2000, notes totaling $728,750 were canceled and the related shares totaling 2,915,000 were retired due to non-payment of interest. As accrued interest was fully reserved at December 31, 2000, there will be no effect to net income in 2001.

                            LION, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE L - STOCK OPTIONS - Continued

The fair value of option grants are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 2000: expected volatility ranging from 105.32% to 144.60%; risk free interest rate ranging from 5.00% to 6.82%; expected lives ranging from 2 to 10 years; and, a zero percent dividend yield. The following weighted average assumptions were used for grants in fiscal year 1999: expected volatility ranging from 75.70% to 83.97%; risk free interest rate of 6.50%; expected lives ranging from 2 to 5 years; and, a zero percent dividend yield


                                        2000            1999
                                    ------------    ------------
Net loss:
   As reported                      $ (1,297,849)   $ (3,997,151)
   Pro forma                        $ (2,001,603)   $ (4,090,943)

Net loss per common share:
   As reported                      $       (.04)   $       (.15)
   Pro forma                        $       (.06)   $       (.15)



A summary of the Company's stock option plan's activity is as follows:

                                                 2000                          1999
                                      --------------------------    --------------------------
                                                      Weighted                      Weighted
                                                       average                       average
                                                      exercise                      exercise
       Stock options                     Shares         price          Shares         price
----------------------------------    -----------    -----------    -----------    -----------
Outstanding at beginning of year        5,182,500    $      1.04      7,127,500    $       .44
Granted                                 2,213,875            .63      2,662,500           1.37
Forfeited or exercised                 (3,518,125)           .94     (4,607,500)           .32
                                      -----------    -----------    -----------    -----------

Outstanding at end of year              3,878,250    $       .89      5,182,500    $      1.04
                                      ===========    ===========    ===========    ===========

Options exercisable at end of year      1,310,712    $       .81      2,172,865    $       .69
                                      ===========    ===========    ===========    ===========
Weighted-average fair value of
 options granted during the year                     $       .49                   $       .94
                                                     ===========                   ===========

                            LION, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE L - STOCK OPTIONS - continued

The following is a summary of stock options outstanding at December 31, 2000:


                                Options Outstanding
                  ------------------------------------------------
                                 Weighted-average       Number of
                     Number         remaining            options
Exercise price    outstanding    contractual life      exercisable
--------------    -----------    ----------------      -----------
$ .17 - $ .25         475,000           .47 years          108,125
$ .26 - $ .50         262,000           .28 years           95,375
$ .51 - $ .75         727,500          1.85 years          395,613
$ .76 - $1.00       1,533,750          3.69 years          577,537
$1.01 - $2.00         880,000          3.32 years          134,063


NOTE M - ISSUANCE OF SERIES A PREFERRED STOCK

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

                            LION, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999




NOTE N - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND
         FINANCING ACTIVITIES

Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows for December 31:

                                                                            2000          1999
                                                                         ----------    ----------
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                $  146,450    $   17,437

Non-cash investing and financing activities
   Exercise of stock options by note receivable                          $  309,375    $1,081,251
   Common stock retired for cancellation of notes receivable             $  619,063    $     --
   Debentures converted to common stock                                  $     --      $  181,388
   Issuance of warrants as finders fee for financing                     $   62,410    $     --
   Capitalized software costs incurred through accrued liability         $   25,976    $   49,000
   Purchase of assets with common stock                                  $  374,117    $  600,001
   Issuance of warrants for financing costs deferred                     $     --      $   89,333

NOTE O - RETIREMENT PLAN

The Company has adopted a salary deferral retirement plan, or 401(k) plan in April 2000. The plan covers all employees who meet the plan's eligibility requirements. The Company can make discretionary contributions to the plan. No contributions were made by the Company for the year ended December 31, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Set forth below is information concerning our directors, executive officers and other key employees.

             Name                         Age         Position
             ----                         ---         --------

         DIRECTORS:
         John A. McMillan (1)              69         Chairman
         J.C. (Tuck) Marshall (1)          54         Director
         Kurt Springman  (2) (3)           40         Director
         Jacob L. Smith  (2) (3)           61         Director
         Sam Ringer                        40         Director

         EXECUTIVE OFFICERS:
         John A. McMillan                  69         CEO
         David Stedman                     52         President
         Chuck Aikens                      29         COO
         Steve Thomson                     48         CFO, Corporate Secretary
         June Bachman                      33         CTO
         Ed Hallda                         34         CSO

         (1)  Member of the Executive Committee
         (2)  Member of the Audit Committee
         (3)  Member of the Compensation Committee

         Following is a discussion of the business background of each director and executive officer. All directors were elected to a one-year term at the 2000 Annual Meeting. Sam Ringer is a full-time employee of the Company. The other directors devote only such time as may be necessary to our business and affairs.

         JOHN A. MCMILLAN joined our company as a director in January 1999, and has been CEO since October 1999 and Chairman of the Board since February 2000. He is also a member of the Executive Committee. Mr. McMillan is a Director and member of the Executive Committee of the Board of Directors for Nordstrom, Inc. Mr. McMillan has been associated with Nordstrom for 40 years and has served as a member of the office of chief executive officer since 1971. Mr. McMillan's business and civic affiliations include sitting on the Board of Directors for Vision Youth (Chairman), Follet Company, Seattle YMCA, Seattle Foundation, ZION Preparatory Academy Capitol Campaign (Chairman), Crista Ministries, World Concern, Urban Enterprise Council (Chairman), Bob Walsh Enterprises, Global Partnerships, Catholic Fund, and Seattle Pacific University.

         J.C. (TUCK) MARSHALL joined our company as a director in July 1999 and is a member of the Executive Committee. Mr. Marshall formerly served as president of the National Association of Mortgage Brokers (NAMB) and is currently the president of J.C. Marshall Financial Services Inc., a licensed brokerage of mortgages, real estate, and insurance in Tinley Park, Illinois. He is a former president of Margo Financial Services LLC, a national provider of wholesale residential mortgages and a division of Argo FSB. Mr. Marshall is currently president of the Illinois Association of Mortgage Brokers Education Foundation and a member of the UG/UIG Advisory Board. He was formerly Advisory Association Member for Chase Mortgage. His past accomplishments also include; president of the Illinois Association of Mortgage Brokers, NAMB Regional broker of the Year in 1995, NAMB Volunteer of the Year in 1996/1997, and NAMB Legislative Chairman in 1998. As president of NAMB, Mr. Marshall developed contacts at all levels of congress and state governments through his lobbying efforts. Mr. Marshall also developed strong working relationships with the leadership of the national and state mortgage broker associations along with the nation's leading mortgage industry companies.

         KURT SPRINGMAN has been a director since 1997. Mr. Springman is currently the Strategic Alliance Manager for NetIQ Corporation, with responsibility for the development and maintenance of technical and marketing alliances with Microsoft, Citrix and other technology companies. From 1999 to 2000, Mr. Springman was the Market Manager for Attachmate, responsible for the strategic marketing of the EXTRA! line of mainframe terminal emulation products. From 1996 to 1999, Mr. Springman was Compaq Computer Corporation's (formerly Digital Equipment Corporation) Senior Marketing Consultant for the Enterprise Solution Center for Windows in Bellevue, WA. From 1991 to 1996, he was the principal owner and CEO of Prestige Events, Inc., a firm specializing in high tech event marketing. Customers of Prestige included major names like Microsoft, Intel, Digital, and Paul Allen Group. From 1985 to 1991, he served with Merrill Lynch Securities and JP Morgan in New York as an Associate Officer where he was involved in creating and trading jumbo mortgage pools and derivative products, and structuring real estate and corporate financings. From 1983 to 1986, Mr. Springman was a CPA with Peat Marwick - KMPG in Denver, Colorado. He was an elected Council member of the City of Bellevue (term 1996-1999), and is well known in the Washington Software Alliance. Mr. Springman received an MS degree in accounting from the University of Denver in 1983, and an MBA in Finance from New York University in 1987. He is a Microsoft Certified Professional, a Compaq Accredited Systems Engineer and a Citrix Certified Administrator.

         JACOB L. SMITH has been a director since June 1998. Mr. Smith, an attorney with Smith Kosanke & Wright, has practiced business law in Lynden, Washington for the last thirty-five years. Mr. Smith received a B.S. degree in Chemical Engineering from the University of Washington in 1962. He received a J.D. law degree from Willamette University Law School in Salem Oregon in 1965.

         SAM RINGER co-founded our company and has been a director since 1989. He has served as President of LionInc.com from 1997 to March 2000 and during the period from 1991 through 1995. From February 1999 to March 2000 he also served as Chief Executive Officer of LionInc.com. He was co-architect and author of the LionInc.com software. He received his training as a computer engineer and programmer in Spokane, WA at Spokane Falls Community College and Gonzaga University. Prior to his tenure with the Company, Sam served for two years as a mortgage broker at Mornet Mortgage, a Seattle mortgage brokerage firm.

         DAVID STEDMAN, President of LION as of January 2001, joined LionInc.com in May 1999 as Vice President of Marketing & Sales. In January 2000, Mr. Stedman was promoted to COO of LionInc.com and has been its President since October 2000. Mr. Stedman has over 20 years of marketing experience that includes expertise in market analysis, systems development, strategic and market planning, identity creation, advertising and public relations. Most recently Mr. Stedman was a Vice President/Director of Marketing for Safeco Properties, a real estate development subsidiary of Safeco Insurance. Prior to Safeco Properties, Mr. Stedman held a number of positions with advertising agencies both here in the Northwest and in Alaska. Along with winning a variety of national and local advertising awards, Mr. Stedman has been a guest speaker for a design class at the University of Washington and has presented to a variety of business organizations.

         CHUCK AIKENS, Chief Operating Officer of LION as of January 2001, has served as Senior Vice President of Sales and Marketing for LionInc.com since March of 2000 and has served as General Manager of the Denver operations since May of 1999. Mr. Aikens was the original business developer and software programmer of Mortgage101.com and America Mortgage Online in 1995. Mr. Aikens served as President of IMark Design Group which was acquired by LionInc.com in May of 1999. Mr. Aikens has experience in the industry accumulating 4 years of origination and management experience with North American Mortgage Company and Banc One Mortgage. Mr. Aikens obtained a Bachelor's degree at Metropolitan State College of Denver in Finance and Accounting and has also attended Illinois Institute of Technology, University of Florida, and University of Colorado. In his educational background, Mr. Aikens has also gained expertise in several programming languages, database architecture, internet software design, and web development.

         STEVE THOMSON, CFO of LION as of January 2001, joined LionInc.com in March 1998 as its Controller. From 1995 to 1998, Mr. Thomson worked as a consultant with a number of high tech and Internet related companies including Sierra Online, Inc. and N2H2, Inc. From 1988 to 1995, Mr. Thomson served as Controller and Division Manager with Vanier, a $130 million subsidiary of American Business Products. From 1979 to 1986, Mr. Thomson was in public accounting with Price Waterhouse. Mr. Thomson received a B.A. degree in Business Administration from the University of Washington in 1976 and has been a CPA since 1981.

         JUNE BACHMAN, Chief Technology Officer since January 2001, is responsible for LION's internal technology infrastructure, internal business systems, web application development of hosted products and services, and client contract fulfillment. Ms. Bachman initially joined the Company in June 2000 as the Director of Project Management; where she directed activities related to product information and development, contract fulfillment and organizational processes and systems. Ms. Bachman spent her first six months at LION introducing strong project management methodologies while building the Project Management Office. Ms. Bachman spent the previous twelve years cultivating a blend of technical and managerial expertise. As a high tech managerial consultant and organizational theorist, her experience has been applied in the non-profit, public and private sectors alike; with such organizations as Boeing, Washington State Attorney General's Office and Tidemark Solutions (dot.com). Ms. Bachman's technical expertise is web application development built upon a strong relational database foundation. Ms. Bachman's accomplishments include successful implementation of customized database solutions for local government clients, repeatedly turning around software implementations gone wrong and the creation of the operational structure for a division of consumer protection. A graduate of the University of Puget Sound, Ms. Bachman holds a degree in Politics and Government (legal emphasis). Her postgraduate work in Business Administration
(MBA) and Public Administration (MPA) was conducted at the University of Colorado, Colorado Springs, and she will be completing her Masters of Science in Project Management (technology emphasis) in Spring 2001.

         ED HALLDA, Chief Strategy Officer since February 2001, joined LionInc.com as Director of Internet Services in February 1997, assuming the position of Vice President of Engineering in January 1999. He is currently responsible for leading product vision, strategic business development and expansion into new markets. Prior to his current position, Mr. Hallda was responsible for technology initiatives while managing LION's 24/7 ASP and Internet infrastructure. During this time, he drove the development of LionInc.com's lender ASP initiative, LoanCAT; established a strong relationship with Fannie Mae which culminated in the addition of Automated Underwriting to our Marketplace, and guided the transition of mortgage professionals to e-commerce technologies through the creation of over five hundred web sites. Prior to LionInc.com, Mr. Hallda was a technology consultant for several high tech companies including Keystroke.com and the Naval Undersea Warfare Center. Mr. Hallda received his education from the U.S. Navy in Nuclear and Electrical Engineering, later studying Liberal Arts at Olympic College.

BOARD OF DIRECTORS

         Our board of directors is composed of five members. Each director currently serves until the next annual meeting of stockholders or until his successor is duly elected and qualified. At each annual meeting of stockholders, the directors' successors will be elected to serve until the next annual meeting of stockholders. In addition, our bylaws provide that the authorized number of directors will be between three and nine, with the exact number to be determined by a majority of our board of directors or stockholders.

COMMITTEES OF THE BOARD OF DIRECTORS

         The standing committees of the Board of Directors of the Company are the Executive Committee, Audit Committee and the Compensation Committee. There is no standing nominating committee. The Executive Committee, established in February 1999, consists of 2 members. The Executive Committee exercises all powers of the Board in the management of the Company between meetings of the Board, to the maximum extent permitted by law, except those functions assigned to specific committees or reserved to the Board by the bylaws of the Company. Messrs. McMillan and Marshall serve on the Executive Committee.

         The Audit Committee, established in May 1998, is responsible for reviewing the results and scope of audits and other services provided by the Company's independent auditors, and the fees for related services performed during the year. The Audit Committee also recommends to the Board of Directors the firm to be appointed as independent auditors. The audit committee will generally meet with and consider suggestions from members of management and our internal accounting personnel, as well as our independent accountants, concerning our financial operations. The functions of the Audit Committee were expanded during 2001 and include the following responsibilities:

         o    develop a written charter to govern Audit Committee functions;
         o review the audit committee charter at least annually and recommend any changes to our board of directors;
         o review our annual financial statements and any other relevant reports or other financial information, including the regular internal financial reports prepared by management;
         o    discuss audited financial statements with management;
         o recommend to the board of directors the selection of the independent accountants and approve the fees and other compensation to be paid to the independent accountants;
         o review the performance of the independent accountants and approve any proposed discharge of the independent accountants when circumstances warrant;
         o discussing with the independent auditors specific auditing standards;
         o review and discuss with the accountants all significant relationships the accountants have with us to determine the accountants' independence;
         o following completion of the annual audit, review separately with the independent accountants, the internal auditing department, if any, and management any significant difficulties encountered during the course of the audit;
         o draft a statement as to whether, based on its review and its discussions, it recommends to the Board of Directors that the audited financial statements be included in our annual report; and evaluate whether its members are "independent" and disclose information to the Company regarding any director on the audit committee who is not "independent."

         The Compensation Committee, established in October 1998, makes recommendations concerning retirement and benefit plans and salaries and incentive compensation of executive personnel and employees of, and consultants to, the Company. The Compensation Committee also administers the Company's 1998 Stock Option Plan, including the approval of grants under the plan to our employees, consultants and directors. Messrs. Springman and Smith currently serve as members of the Compensation and Audit Committees.

         Our board of directors may establish other committees to facilitate the management of our business.

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

         Based upon a review of the copies of the Section 16(a) reports furnished to us, or written representations from one or more of these persons that no annual Form 5 reports were required to be filed by them for the 2000 fiscal year, we believe that there has been compliance with all Section 16(a) filing requirements applicable to our officers, directors and ten-percent beneficial owners; except that Billy Anders failed to file three monthly reports covering four transactions and failed to include one transaction on his Form 5, previously filed, but did report the four transactions late on a Form 4 and filed a late amended Form 5 for the omitted transaction; Sam Ringer failed to file two monthly reports covering five transactions, but did report these transactions late on a Form 4; Jack McMillan filed one monthly report late, failed to file a monthly report covering one transaction, however filed that transaction on his year-end Form 5, and failed to include four transactions on a Form 5, previously filed, however reported these transactions late on an amended Form 5; Tuck Marshall failed to file a monthly report covering one transaction, but did report the transaction on his year-end Form 5; Kurt Springman filed one monthly report late and failed to file a monthly report covering one transaction, but did report the transaction on his year-end Form 5; Joe Ringer failed to file a monthly report covering one transaction, but did report the transaction on his year-end Form 5 that was filed late; Jacob Smith failed to file a monthly report covering one transaction, but did report the transaction on his year-end Form 5; Allen Ringer failed to file eight monthly reports covering twelve transactions, but did report the transactions on his year-end Form 5.

ITEM 10. EXECUTIVE COMPENSATION

         The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2000, 1999 and 1998 by our Chief Executive Officer and the other most highly compensated executive officer serving during the year ended December 31, 2000

                           Summary Compensation Table*
                           ---------------------------

                                                                  Long-Term
                                   Annual Compensation           Compensation
                               ----------------------------    ------------------
                                                                        Securities
                                                                        Underlying
                                                                Stock    Options/     All Other
Name and Principal Position    Year     Salary       Other     Awards    Warrants    Compensation
---------------------------    ----    --------    --------    ------    --------    ------------
John A. McMillan               2000        --          --         --       30,000           --
   CEO and CFO                 1999        --      $ 16,250       --      440,000           --

Allen Ringer                   2000    $ 46,848        --         --          --     $     60,000(1)
   President                   1999    $ 59,552    $132,150       --          --            --
                               1998    $ 60,000        --         --          --            --

-------------------
(*) Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted.

(1) Represents amounts payable to Mr. Ringer in 2000 and 2001 pursuant to a separation agreement.


OPTION GRANTS LAST FISCAL YEAR.

         The following table sets forth information regarding options granted to our executive officers during 2000. No other executive officers received option grants in the last fiscal year.

                                                  Percent of
                                   Number of     total stock
                                   securities      options
                                   underlying     granted to     Exercise or
                                 stock options   employees in     base price    Expiration
Name and Principal Position         granted      fiscal year        ($/Sh)         date
---------------------------         -------      -----------       -------      ---------
John A. McMillan, CEO and CFO        15,000          .7%           $  0.94        2/18/02
                                     15,000          .7%           $  0.17       11/28/02

         During the year ended December 31, 2000, we granted employees options to purchase shares of our common stock. Options vest ratably each quarterly over a forty-eight month period. The options have a five- or ten- year term, but are subject to earlier termination in connection with termination of employment or upon the optionee's death or disability.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE.

         The following table provides information with respect to stock options exercised by our executive officers during the fiscal year ended December 31, 2000 and unexercised options or warrants held as of December 31, 2000. No stock appreciation rights were exercised during 2000 or were outstanding at December 31, 2000.

                                                       Number of Securities              Value of Unexercised
                            Shares                    Underlying Unexercised                 In-the-Money
                           Acquired                      Options/Warrants                   Options/Warrants
                             on         Value          at Fiscal Year-End (#)             at Fiscal Year-End ($)
                           Exercise    Realized    -----------------------------     -----------------------------
   Name                      (#)         ($)       Exercisable     Unexercisable     Exercisable     Unexercisable
   ----                    -------     -------     -----------     -------------     -----------     -------------
John A. McMillan,
CEO and CFO
   Options                    --          --           230,000           100,000           --                --
   Warrants                   --          --           140,000             --              --                --

Allen Ringer, President
   Warrants                107,000     $53,500           --                --              --                --

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

         As of December 31, 2000, the Company had granted options to purchase an aggregate of 14,291,375 shares of common stock (before reversion of 5,148,958 underlying shares due to stock option expirations and forfeitures), of which 3,878,250 underlying shares were outstanding at December 31, 2000. Of the options granted, 4,895,000 of underlying shares were issued to our directors, of which 600,000 were outstanding at December 31, 2000.

COMPENSATION OF DIRECTORS

         Tuck Marshall, Executive Committee member, receives $3,500 per month for assisting LION on a regular basis with key strategic alliances. Billy Anders received payments during 2000 for consulting and other services provided LION.

See "Certain Relationships and Related Transactions." We provide no cash compensation to any of our directors for serving on our board of directors or for attendance of meetings of committees of the board of directors. Non-employee directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees of the board of directors. Employee directors are eligible to receive option grants and direct stock issuances under our 1998 Stock Option Plan. Non-employee directors receive as an initial retainer options to purchase 50,000 shares of common stock, exercisable at not less than the fair market value of the Company's common stock on the day of grant. Thereafter, under our 1998 Stock Plan, non-employee directors receive automatic option grants each year to purchase 15,000 shares of common stock upon their reelection at the annual meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of December 31, 2000 of the Company's common stock by (a) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director of the Company, (c) each of the executive officers named in the Summary Compensation Table on this Form 10-KSB, and (d) all directors and executive officers of the Company as a group.

                                        Shares (2)       Percent (3)
Name and Address (1)                   Beneficially       of Voting
Of Beneficial Owner                       Owned           of Shares
-------------------                       -----           ---------

DIRECTORS:
John A. McMillan                         644,300  (4)        1.9%
J.C. (Tuck) Marshall                     117,750  (5)         *
Kurt Springman                           144,600  (6)         *
Jacob L. Smith                            37,500  (7)         *
Sam Ringer                             1,377,086  (8)        4.0%

OTHER BENEFICIAL OWNERS:
Allen C. Ringer                        1,094,365  (9)        3.2%
Joe Ringer                             1,425,967 (10)        4.2%
ICM Asset Management, Inc.             1,789,000 (11)        5.2%

All directors and executive
officers as a group (10 persons)       3,412,555 (12)        9.7%

*  Less than one percent.

(1) Except as noted below, the business address of the directors and executive officers is 2201 Lind Avenue SW, Suite 200, Renton, WA 98055.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of December 31, 2000 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Percentage of beneficial ownership is based upon 34,165,311 voting shares outstanding as of December 31, 2000, consisting of 32,665,311 shares of common stock and 1,500,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock held by the person or group noted in the footnotes to this table is convertible into an equivalent number of shares of common stock.

(4) Includes 230,000 shares underlying stock options and 140,000 shares underlying warrants granted but not yet exercised. The address of Mr. McMillan is 500 Pine Street, Seattle, WA 98101.

(5) Includes 116,750 shares underlying stock options not yet exercised. The address of Mr. Marshall is 7601 W. 191st Street, Tinley Park, IL 60477.

(6) Includes 30,000 shares underlying stock options not yet exercised.

(7) Includes 30,000 shares underlying stock options granted but not yet exercised. The address of Mr. Smith is 3800 Ft. Bellingham Rd., Bellingham, WA 98225.

(8) Adjusted to give effect to the forfeiture by Mr. Ringer of 1,000,000 shares of common stock on January 1, 2001, which had secured the payment to LION of a promissory note. The shares were subsequently cancelled and retired by LION.

(9) Adjusted to give effect to the forfeiture by Mr. Ringer of 915,000 shares of common stock on January 1, 2001, which had secured payment to LION of a promissory note. The shares were subsequently cancelled and retired by LION. The address of Mr. Ringer is 1620 East Houston, Suite 800, Spokane, WA 99217.

(10) Adjusted to give effect to the forfeiture by Mr. Ringer of 1,000,000 shares of common stock on January 1, 2001, which had secured payment to LION of a promissory note. The shares were subsequently cancelled and retired by LION. The address of Mr. Ringer is 1620 East Houston, Suite 800, Spokane, WA 99217.

(11) ICM Asset Management, Inc. is deemed the beneficial owner of the 1,500,000 voting shares of Series A Preferred Stock and 289,000 shares of common stock owned by Koyah Leverage Partners LP, Koyah Partners LP and Jim Simmons because of its power to vote and dispose of those shares. The address of ICM Asset Management, Inc. is 601 W. Main Ave., Suite 600, Spokane, WA 99201.

(12) Includes 5 employees who became executive officers effective January 1, 2001 due to the merger of the parent and subsidiary companies. Also, includes 924,319 shares underlying stock options and 140,000 shares underlying warrants granted but not yet exercised by certain directors and executive officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company received marketing and sales consulting services from Billy Anders, Sr., a Director of the Company until November 28, 2000. Mr. Anders was paid cash fees for these services totaling $72,000 and $11,435 for the years ended December 31, 1999 and 2000, respectively. In addition, Mr. Anders assisted in finding an investor for the Company's private placement on April 28, 2000 for its Series A Preferred Stock. Mr. Anders received a fee of $63,000 for this along with warrants to purchase the Company's common stock totaling 105,000 shares at $.60 per share.

         During September 1998, the Company sold 62,500 shares of common stock to Mr. Billy Anders at a purchase price of $.50 and 125,000 shares of common stock at a purchase price of $1.00 in connection with the exercise of outstanding options. The aggregate purchase price of $156,250 was payable by a nonrecourse promissory note with principal balance, together with interest at the rate of 10% per annum, due on or before March 1, 2000. The 187,500 shares of common stock purchased by the promissory note were pledged to the Company as collateral until the note was paid in full. On March 1, 2000, Mr. Anders defaulted on payment of the promissory note, and the 187,500 forfeited shares of common stock were retired and cancelled.

         On December 30, 1999, the Company entered into a promissory note agreement with Mr. Sam Ringer, a Director and employee of the Company, for $60,500, including interest at 12% per annum. The promissory note and accrued interest were paid in May 2000. During October 1999, we sold 1,000,000 shares of common stock to Mr. Sam Ringer at a purchase price of $.25 per share in connection with the exercise of outstanding options. The aggregate purchase price of $250,000 was payable by a nonrecourse promissory note with principal balance due on or before April 1, 2001, together with interest at the rate of 10% per annum payable quarterly. The shares of common stock purchased by the promissory note were pledged to LION as collateral until the note was paid in full. On January 1, 2001, Mr. Ringer defaulted on payment of the quarterly interest, and the 1,000,000 forfeited shares of common stock were retired and cancelled by LION.

         During October 1999, we also sold 1,000,000 shares of common stock to Joe Ringer and 915,000 shares of common stock to Allen Ringer at a purchase price of $.25 per share in connection with the exercise of outstanding options. The purchase price was payable by nonrecourse promissory notes which were secured by the purchased shares, due on or before April 1, 2001. Interest accrued at the rate of 10% per annum and was payable quarterly. On January 1, 2001, both Allen and Joe Ringer defaulted on payment of the quarterly interest, and the 1,915,000 forfeited shares of common stock were retired and cancelled by LION.

         Effective November 10, 2000, Allen Ringer resigned as President and as a director of LION. The terms of the separation agreement provided for a transition period through January 2001, during which Mr. Ringer's customary administrative duties would be transferred to LION. Mr. Ringer agreed to not compete with LION's business for a period of two (2) years and not seek or accept any nomination for a seat on the Board of Directors of the Company for a period of one (1) year. Mr. Ringer will receive severance payments totaling $60,000, to be paid incrementally from November 2000 to April 2001.

         Howard Baskin, a shareholder of the Company and past "managing executive" of the Company's subsidiary, LionInc.com, provided various strategic alliance consulting services resulting in cash compensation of $88,312 and $1,350 for the years ended December 31, 1999 and 2000, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:
         Exhibits are incorporated as part of this Annual Report by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-B):

2.1 Agreement and Plan of Merger (change of domicile from Minnesota to Washington) (2)
3.1 Restated Articles of Incorporation of Plenum Communications, Inc., a Minnesota corporation (1)
3.2      By-laws of Plenum Communications, Inc., a Minnesota corporation (1)
3.3      Articles of Incorporation of LION, Inc. (3)
3.4      By-laws of LION, Inc., a Washington corporation (4)
4.1      Specimen Common Stock Certificate (1)

10.1     1998 Stock Option Plan with Form of Option Agreement (1)
10.2     Consulting Agreement with H. Baskin (1)
10.3     Premises Lease Agreement (Mercer Island property) dated as of
         May 1, 1998 (1)
10.4     Premises Lease Agreement (Spokane property) dated as of
         January 1, 1999 (5)
10.5 Premises Lease Agreement (Renton Property) dated as of June 30, 1999 (lease term beginning September 13, 1999 (6)
10.6 Office Suite Lease Agreement (Denver Property) dated as of September 19, 2000 (7)
21.1 LION, Inc., a Washington corporation is the sole subsidiary of the Company as of 12/31/00 (1)


(1) Incorporated by reference to the same exhibit number to the Company's Registration Statement on Form 10-SB (File No. 0-25159).
(2) Incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement dated October 20, 2000.
(3) Incorporated by reference to Exhibit B in the Company's Definitive Proxy Statement dated October 20, 2000.
(4) Incorporated by reference to Exhibit C in the Company's Definitive Proxy Statement dated October 20, 2000.
(5) Incorporated by reference to the same exhibit number to the Company's Form 10-KSB for the year ended December 31, 1998.
(6) Incorporated by reference to the same exhibit number to the Company's Form 10-QSB for the quarter ended September 30, 1999.
(7) Incorporated by reference to the same exhibit number to the Company's Form 10-QSB for the quarter ended September 30, 2000.


(b)      REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Renton, Washington, on March 30, 2001.

                                         LION, Inc.
                                         ----------
                                        (Registrant)

                                         By:  /s/ John A. McMillan
                                              ---------------------
                                              John A. McMillan
                                              CEO

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                    Title                          Date
         ---------                    -----                          ----
  /s/ John A. McMillan         Chairman of the Board and CEO     March 30, 2001
  /s/ J.C. (Tuck) Marshall     Director                          March 30, 2001
  /s/ Kurt Springman           Director                          March 30, 2001
  /s/ Sam Ringer               Director                          March 30, 2001
  /s/ Jacob L. Smith           Director                          March 30, 2001
  /s/ Steve Thomson            CFO (effective 1/1/01)            March 30, 2001

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger (change of domicile from Minnesota to Washington) (2)
3.1 Restated Articles of Incorporation of Plenum Communications, Inc., a Minnesota corporation (1)
3.2      By-laws of Plenum Communications, Inc., a Minnesota corporation (1)
3.3      Articles of Incorporation of LION, Inc. (3)
3.4      By-laws of LION, Inc., a Washington corporation (4)
4.1      Specimen Common Stock Certificate (1)
10.1     1998 Stock Option Plan with Form of Option Agreement (1)
10.2     Consulting Agreement with H. Baskin (1)
10.3     Premises Lease Agreement (Mercer Island property) dated as of May 1,
         1998 (1)
10.4     Premises Lease Agreement (Spokane property) dated as of
         January 1, 1999 (5)
10.5 Premises Lease Agreement (Renton Property) dated as of June 30, 1999 (lease term beginning September 13, 1999 (6)
10.6 Office Suite Lease Agreement (Denver Property) dated as of September 19, 2000 (7)
21.1 LION, Inc., a Washington corporation is the sole subsidiary of the Company as of 12/31/00 (1)


(1) Incorporated by reference to the same exhibit number to the Company's Registration Statement on Form 10-SB (File No. 0-25159).
(2) Incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement dated October 20, 2000.
(3) Incorporated by reference to Exhibit B in the Company's Definitive Proxy Statement dated October 20, 2000.
(4) Incorporated by reference to Exhibit C in the Company's Definitive Proxy Statement dated October 20, 2000.
(5) Incorporated by reference to the same exhibit number to the Company's Form 10-KSB for the year ended December 31, 1998.
(6) Incorporated by reference to the same exhibit number to the Company's Form 10-QSB for the quarter ended September 30, 1999.
(7) Incorporated by reference to the same exhibit number to the Company's Form 10-QSB for the quarter ended September 30, 2000.