Form 10QSB
period 2001-03-31
LION INC/WA
filed 2001-05-15
CIK 941179

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                         COMMISSION FILE NUMBER 0-25159

                                   LION, INC.
                                   ----------
                 (Name of Small Business Issuer in its charter)

           WASHINGTON                                    91-2094375
           ----------                                    ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


2201 LIND AVENUE SW, SUITE 200, RENTON, WA                  98055
------------------------------------------                  -----
 (Address of principal executive offices)                 (Zip code)


                                 (425) 902-4140
                                 --------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

     As of May 7, 2001, approximately 31,021,978 shares of the Company's common stock were outstanding.

================================================================================

                                   LION, Inc.
                                  Form 10 - QSB
                      For the Quarter Ended March 31, 2001


                                                                           PAGE
                                                                          NUMBER
                                      INDEX                               ------

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

        Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000    3

        Statements of Operations for the three months ended March 31, 2001
        and 2000 (unaudited)                                                  4

        Statements of Cash Flows for the three months ended March 31, 2001
        and 2000 (unaudited)                                                  5

        Notes to Consolidated Financial Statements                            6

Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 7



PART II OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds                            17

Item 5  Other Information                                                    18

Item 6  Exhibits and Reports on Form 8 - K                                   18

        Signatures                                                           18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   LION, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                                       March 31,     December 31,
                                                                         2000            2001
                                                                     ------------    ------------
                                                                      (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                         $    313,662    $    117,254
   Accounts receivable, less allowance for doubtful accounts
      of $70,000 and $82,390 in 2001 and 2000, respectively               392,992         457,705
   Prepaid expenses and other                                             134,017          92,615
                                                                     ------------    ------------
         Total current assets                                             840,671         667,574

PROPERTY AND EQUIPMENT - net                                              840,537         861,847

OTHER ASSETS
   Goodwill - net                                                         655,150         706,873
   Other assets                                                            45,377          45,377
                                                                     ------------    ------------
                                                                     $  2,381,735    $  2,281,671
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $    191,006    $    236,836
   Accrued liabilities                                                    380,865         381,087
   Deferred revenue                                                       304,513         305,100
                                                                     ------------    ------------
           Total current liabilities                                      876,384         923,023

COMMITMENTS AND CONTINGENCIES                                                --              --

STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 5,000,000 shares of $.001
      par value, liquidation value $900,000                                 1,500           1,500
   Common stock - authorized, 50,000,000 shares of $.001 par value         31,022          32,665
   Additional contributed capital                                      12,275,211      12,804,073
   Notes receivable from stockholders                                    (240,625)       (969,375)
   Accumulated deficit                                                (10,561,757)    (10,510,215)
                                                                     ------------    ------------
                                                                        1,505,351       1,358,648
                                                                     ------------    ------------
                                                                     $  2,381,735    $  2,281,671
                                                                     ============    ============

The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Three months ended March 31,
                                                                     --------------------------------
                                                                         2001                2000
                                                                     ------------        ------------
Revenues                                                             $  1,491,135        $  1,542,082

Expenses
   Direct costs                                                           260,178             208,187
   Selling and marketing                                                  470,325             524,150
   General and administrative                                             610,456             661,449
   Compensation from stock options issued below fair market value            --               181,260
   Research and development                                                58,126             222,003
   Depreciation and amortization                                          148,112             111,788
                                                                     ------------        ------------
                                                                        1,547,197           1,908,837
                                                                     ------------        ------------

         Operating loss                                                   (56,062)           (366,755)

Other (expense) income
   Interest expense                                                          (646)            (63,242)
   Interest income                                                            144              16,142
   Other income                                                             5,022                --
                                                                     ------------        ------------
         NET LOSS                                                    $    (51,542)       $   (413,855)
                                                                     ============        ============
Loss per common share, basic and diluted                             $      (.002)       $      (.013)
                                                                     ============        ============


















The accompanying notes are an integral part of these statements.

                                   LION, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three months ended March 31,
                                                                                ------------------------
                                                                                   2001          2000
                                                                                ----------    ----------
Cash flows from operating activities
   Net loss                                                                     $  (51,542)   $ (413,855)
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities
         Depreciation and amortization                                             148,112       111,788
         Write off of software development costs                                      --          56,200
         Interest earned on notes receivable                                          --         (15,226)
         Warrants issued for services received                                        --          10,828
         Common stock and stock options issued for services received                 7,195         2,736
         Common stock issued in lieu of cash compensation                           13,500          --
         Compensation expense on stock options issued below fair market value         --         181,260
         Changes in assets and liabilities
             Accounts receivable                                                    64,713       (32,653)
             Prepaid expenses and other                                            (41,402)      (27,809)
             Accounts payable                                                      (45,830)     (151,913)
             Accrued liabilities                                                      (222)       73,450
             Deferred revenue                                                         (587)       46,707
                                                                                ----------    ----------
                Net cash provided by (used in) operating activities                 93,937      (158,487)

Cash flows from investing activities
   Capitalized software development costs                                          (66,324)      (48,862)
   Purchase of property and equipment                                               (8,755)         (165)
                                                                                ----------    ----------
                Net cash used in investing activities                              (75,079)      (49,027)

Cash flows from financing activities
   Payments on related party payables                                                 --          (2,378)
   Payments on line of credit                                                         --        (209,531)
   Proceeds from notes receivable                                                     --          10,000
   Proceeds from issuance of common stock and exercise of stock options            177,550        20,808
   Proceeds from exercise of warrants                                                 --         472,232
                                                                                ----------    ----------
                Net cash provided by financing activities                          177,550       291,131
                                                                                ----------    ----------

Net increase in cash and cash equivalents                                          196,408        83,617

Cash and cash equivalents at beginning of period                                   117,254       368,649
                                                                                ----------    ----------
Cash and cash equivalents at end of period                                      $  313,662    $  452,266
                                                                                ==========    ==========
Supplemental non-cash investing and financing activities:
   Exercise of stock options by notes receivable                                $     --      $  309,375
   Common stock returned for cancellation of notes receivable                   $  728,750    $  156,250
   Issuance of warrants for services included in prepaid expense                $     --      $  129,940

The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                                  Form 10 - QSB

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  FINANCIAL STATEMENTS

         The unaudited consolidated financial statements and related notes are presented as permitted by Form 10 - QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 2000. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10 - KSB of LION, Inc. and notes thereto, for its fiscal year ended December 31, 2000.

NOTE 2.  LOSS PER SHARE

         Basic loss per share is based on the income available to common stockholders compared to the average number of shares outstanding during each period. The weighted average number of common shares outstanding were 29,895,329 and 32,192,901 for the three months ended March 31, 2001 and 2000, respectively. The effect of potentially dilutive common stock equivalents on the computation for loss per common share for the three months ended March 31, 2001 and 2000 was anti-dilutive, and therefore, diluted loss per share is equal to basic loss per share.

NOTE 3.  ISSUANCE OF COMMON STOCK

         On March 9, 2001, the Board of Directors authorized the Company to issue up to 4,000,000 units, each unit consisting of one (1) share of common stock and one (1) 3-year, Class A Redeemable Warrant, in a private placement to accredited investors at a price of $.15 per unit. The exercise price of the warrants is $.20 per share if exercised during the first eighteen months or $.40 per share if exercised during the second eighteen months of the warrant period. The underlying shares are not registered under the Securities Act of 1933 and are "restricted securities" as that term is defined in Rule 144 as promulgated under the Act.

         During March 2001, the Company received $175,000 from accredited individuals participating in the private placement through the issuance of 1,166,667 units consisting of common stock and warrants. As of May 7, 2001, no other units had been subscribed or sold as part of the private placement. Proceeds will be used for working capital and to strengthen the Company's financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document.

         In addition to historical information, the following discussion and analysis of management contains forward-looking statements. All statements that look forward in time or include anything other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to: substantial dependence on mortgage brokers and the mortgage broker industry; mortgage market trends; interest rate changes; housing and consumer trends effecting home purchases; the effectiveness of our joint-marketing and sales agreements; our need for additional financing; our ability to attract and retain high quality employees; changes in the overall economy and in Internet technology; the number and size of our Internet competitors, and other risks faced by us described below in the section entitled "Risk Factors" and elsewhere in this report, and in other documents we file with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which are based on information available to the Company as of the date of this report and which reflect management's opinions only. LION undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

OVERVIEW

         LION has developed one of the largest online marketplaces of consumers, realtors, mortgage originators, lenders, and vendors by providing product and service solutions that simplify the origination process. These buyers (consumers, realtors, and mortgage originators) and sellers (lenders and vendors) interact to price and select mortgage products and gain approval for the mortgage transaction.

         During the first quarter of 2001, we focused our efforts on three major initiatives; reaching and sustaining profitability, solidifying our core business with new product improvements and laying the ground work for future revenue growth with improved business practices.

         First, we moved towards reaching and sustaining profitability by reducing expenses and creating more efficiency in the Company. We merged our subsidiary, LionInc.com, with our parent company, LION, Inc., moved our state of domicile from Minnesota to Washington, and reorganized the senior management team. We also consolidated originator sales into one location allowing us to focus more closely on areas where we can begin to grow revenue. We completed the re-organization of the engineering department to more effectively handle internal infrastructure issues and product development. The customer service department was also reorganized and procedures were modified to aggressively address customer retention and collection issues.

         Our second initiative was to solidify core business with new product improvements. In April 2001, we opened 38 new regional databases for our business-to-business mortgage marketplace. These 38 new regions have been added to LION Loan Search(TM), which enables mortgage originators to search and compare interest rates from wholesale lenders. We have expanded the wholesale rate database used for LION Loan Search(TM) from 37 regions in 22 states to 75 regions that cover all 50 states and Washington DC. In addition, a new template system for building our web sites was developed which decreased production time, improved functionality, and increased the value of our web site products.

         The third initiative, which is a continual process carried over from the first quarter, is to lay the groundwork for future revenue growth with improved business practices. LION has built one of the largest online mortgage marketplaces where buyers and sellers of mortgage industry products and services can interact to create commerce. Our future revenue growth will come from creating efficiencies and improving the connectivity between the marketplace users through integrated rate and application programs. We believe our success will not only come from our ability to meet the needs of our customers today, but also through our efforts to position and build the Company to respond to the needs of the future

LION PRODUCTS AND SERVICES

         LION currently generates revenues through four distinct categories with a majority of the underlying customer base being comprised of mortgage brokers, lenders or a combination of both. The categories are membership fees, marketing fees, technology fees, and transaction fees.

         Membership fees come from LION's subscription-based products and services. They are (i) LION Pro, consisting of LION Loan Search, LoanLink, News Now and Ratesheets on Demand, (ii) Mortgage 101, consisting of hundreds of mortgage information pages, interactive calculators, live interest rates displayed from LION's Multi-Lender Rate Feed, prequalification and application tools, and back-end rate and lead management tools, and (iii) Free Mortgage Dot Com, a template web site using Mortgage101 technology with the mortgage originators' logo and colors delivered with no set up fees and free one-year domain name registration.

         Marketing fees have a direct relationship to LION's marketplace traffic. Specific products or services include ad banners, consumer lead generation to mortgage originators and mortgage broker lead generation to lenders.

         Technology fees are related to (i) mortgage originator and (ii) wholesale and/or retail lender web site development and hosting. This includes custom web site design for mortgage originators and LION's Application Service Provider (ASP) initiative referred to as LoanCAT. As an ASP in the mortgage business-to-business (B2B) space, LION customizes and hosts a lender's web site, as well as provides the software applications needed to automate their loan pipeline.

         Transaction fees are generated by providing mortgage brokers the ability to submit electronic home loan applications for automated underwriting and quickly delivering an underwriting decision to the customer. To date, this revenue segment has not been a significant part of LION's revenue base but could be in the future.

RESULTS OF OPERATIONS

         The net loss for the three months ended March 31, 2001 narrowed to $51,542 compared to a net loss of $413,855 for the same quarter in the prior year. Most of the improvement came from the Company's ability to reduce expenses and improve efficiencies within the organization. While the Company anticipates additional efficiencies to be attained throughout the year, the success or failure to achieve sustained profitability will be driven by revenue growth.

REVENUES

         Revenues decreased to $1,491,135 from $1,542,082 for the three months ended March 31, 2001 and 2000, respectively. This represents a decrease of $50,947 or 3%. Total revenues of $1,491,135 for the three months ended March 31, 2001 were comprised of mortgage broker fees of $1,071,441 or 72%, lender fees of $329,800 or 22%, ad banner revenues of $86,529 or 6%, and other fees of $3,365. Total revenues of $1,542,082 for the three months ended March 31, 2000 were comprised of mortgage broker fees of $1,090,764 or 71%, lender fees of $345,704 or 22%, ad banner revenues of $92,459 or 6%, and broadcast fax fees of $13,155.

         The overall decrease of $50,947 in revenues was primarily due to an increase in membership based services (collectively Lion Pro, Mortgage 101 and Free Dot Com) which were offset by decreases in marketing fees (collectively lead generating services and ad banners) and technology fees (primarily web site development and hosting fees for lenders and mortgage brokers).

DIRECT COSTS

         Direct costs are comprised primarily of web site development and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs increased to $260,178 from $208,187 for the three months ended March 31, 2001 and 2000, respectively. This represents an increase of $51,991 or 25%. Direct costs as a percentage of revenues were 17.5% and 13.5% for the three months ended March 31, 2001 and 2000, respectively. The increase is primarily due to the increase in costs to maintain and improve the systems that deliver the Company's core products and services.

SELLING AND MARKETING

         Marketing and selling expenses are comprised of marketing and advertising costs, sales salaries and related support costs. Marketing and selling expenses decreased to $470,325 from $524,150 for the three months ended March 31, 2001 and 2000, respectively. This represents a decrease of $53,825 or 10%. These expenses as a percentage of revenues were 31.5% and 34.0% for the three months ended March 31, 2001 and 2000, respectively. The decrease in selling and marketing costs were primarily due to the closure of the Company's Spokane sales office and the consolidation of mortgage originator sales functions in the Denver sales office.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised of management and administrative salaries and related costs, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses decreased to $610,456 from $661,449 for the three months ended March 31, 2001 and 2000, respectively. This represents a decrease of $50,993 or 8%. General and administrative expenses as a percentage of revenues improved to 40.9% from 42.9% for the three months ended March 31, 2001 and 2000, respectively. The decrease in costs was due primarily to (i) the consolidation of LION, Inc. (parent) and LionInc.com (subsidiary) and
(ii) a decrease in travel and entertainment costs which were offset by an increase in occupancy costs.

COMPENSATION FROM STOCK OPTIONS ISSUED BELOW FAIR MARKET VALUE

         During the first quarter of 2000, certain long-time employees exercised stock options in consideration for nonrecourse promissory notes. Under APB Opinion No. 25, the issuance of stock options under such notes is in essence a new granting of options. By issuing nonrecourse notes, we extended the original terms of the fixed award, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the original intrinsic value of the original award. For the three months ended March 31, 2000, we recorded compensation expense of $181,260 for the difference between the original intrinsic value and the intrinsic value of the new award. No compensation expense related to stock options was recorded for the three months ending March 31, 2001.

RESEARCH AND DEVELOPMENT

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses decreased to $58,126 from $222,003 for the three months ended March 31, 2001 and 2000, respectively. This represents a decrease of $163,877 or 74%. The decrease is primarily due to (i) the reallocation of research and development personnel to direct costs efforts in order to maintain and improve the systems that deliver the Company's core products and services, (ii) a reduction in other research and development resources to match up with the current availability of funding and (iii) a one-time write-off of a $56,200 database project during the first quarter of 2000. As funding becomes available, we expect to spend more time and resources in research and development.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased to $148,112 from $111,788 for the three months ended March 31, 2001 and 2000, respectively. This represents an increase of $36,324 or 33% and was due primarily to the (i) capitalization of internally developed software needed to expand and improve our telecommunications and computer systems infrastructure and (ii) the amortization of goodwill. Goodwill totaling $940,918 related to the IMark acquisition of assets recorded in May 1999, contributed $51,722 of amortization expense for the three months ended March 31, 2001 compared to $28,340 in the same period in the prior year.

INTEREST EXPENSE

         Interest expense decreased to $646 from $63,242 for the three months ended March 31, 2001 and 2000, respectively. This represents a decrease of $62,596 or 99%. The decrease is primarily due to the pay off of the Company's line of credit in September of 2000. Interest expense for the three months ended March 31, 2000 is primarily comprised of amortization of loan fees and interest related to the Company's line of credit.

INTEREST INCOME

         Interest income decreased to $144 from $16,142 for the three months ended March 31, 2001 and 2000, respectively. Interest earned during the first quarter of 2000 is primarily due to nonrecourse promissory notes. No notes earned interest during first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During March 2001, the Company received $175,000 from a limited number of accredited individuals participating in a private placement through the issuance of 1,166,667 units consisting of common stock and warrants. In addition, positive cash flow from operations for the quarter was also achieved. It is anticipated that the second quarter will trend the same way. At March 31, 2001, we had approximately $314,000 in cash and cash equivalents.

         During first quarter 2001, operating activities provided net cash of $93,937 compared to the use of cash of $158,487 for operations during first quarter 2000. The net cash provided in operating activities for first quarter 2001 was primarily attributable to efficiencies gained from (i) the merger of the parent and subsidiary companies, (ii) the closure of the Spokane sales office (iii) the consolidation of all originator sales functions in the Denver sales office and (iv) the reorganization of the engineering department. These cost savings were offset by payments on accounts payable. The net use of cash in operating activities for first quarter 2000 was primarily attributable to (i) research and development in internal software for automated underwriting and wholesale origination and fulfillment services, (ii) a focus on delivering our core business, and (iii) occupancy and related costs for future growth.

         During first quarter 2001, we used net cash of $75,079 for our investing activities which was primarily for the capitalized portion of our software development costs related to our planned migration to a new data base platform. In the prior year, we used net cash in investing activities totaling $49,027 which was primarily related to the capitalized portion of our LoanCAT project (developing solutions for online wholesale origination and fulfillment services for lenders).

         During first quarter 2001 net cash proceeds from financing activities were $177,550. Proceeds received from financing activities were primarily the result of the private placement of the Company's common stock totaling $175,000. During first quarter 2000, net cash proceeds from financing activities were $291,131. Proceeds were primarily from warrant exercises totaling $472,232. This enabled us to pay down our line of credit by $209,531 while at the same time reducing other current obligations throughout the quarter.

         Management believes there are adequate resources for the continuance of operations through April 1, 2002. However, there can be no assurance that we will be able to obtain sufficient additional financing or be successful in our future operation.

RISK FACTORS

         Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

WE HAVE NO HISTORY OF PROFITS AND OUR FUTURE PROFITABILITY REMAINS UNCERTAIN.

         We are working toward a goal of sustained profitability and have recently taken several important steps toward that goal, including, merging our subsidiary with LION, reorganizing our senior management team, and consolidating our originator sales and service operations. We have not reached profitability as of March 31, 2001. For first quarter 2001, the net loss was $51,542 compared with a net loss of $413,855 for first quarter 2000. For the fiscal year ended December 31, 2000, we had a net loss of $1,297,849, or $0.04 per share, compared to a net loss of $3,997,151, or $0.15 per share in the prior fiscal year. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

         We are substantially dependent on the continued services of our key personnel, including our president, chief financial officer, chief technical officer, our engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION and its operations. With respect to our proprietary software, while backup has been provided by the other full-time company engineers, currently there are portions of the database management and development that rely solely on Sam Ringer, who is the author of the LION software and a co-founder. We are in the process of creating the engineering redundancy that will reduce the reliance on this individual, but have not completed this task. Furthermore, we have not entered into employment agreements with these officers and significant employees. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options, which currently serve to retain and motivate key employees as they become vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years, subsequent to their hire date to provide additional incentive to remain at LION, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that we will be unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

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

WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR DESIRED GROWTH, WHICH COULD ULTIMATELY STRAIN OUR FINANCIAL, PERSONNEL AND TECHNICAL RESOURCES.

         We intend to expand our level of operations, and will need an effective planning and management process to implement our business plan successfully. Depending on the amount and timing of any increase in business, this expansion could place a strain on our management, operational, software and financial resources. Some areas that could be put under strain by growth include marketing, customer support, customer billing and web site support and maintenance. To accommodate growth, if any, we may be required to implement and improve our management, operating and financial systems, procedures and controls on a timely basis and to expand, train, motivate and manage our employees. There is a risk, however, that our systems may be inadequate to support our existing and future operations or that hiring, training and managing new employees will be more difficult then we anticipate.

OUR STOCK TRADES ON THE OTC BULLETIN BOARD. OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

         The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2000, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $1.375 to $.125 per share and the sale price of our common stock closed at $.08 per share on May 7, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

VOLUME OF SHARES ELIGIBLE FOR SALE COULD IMPAIR OUR STOCK PRICE AND HINDER FUTURE FINANCING EFFORTS.

         As of December 31, 2000 a substantial majority of the 32,665,311 outstanding shares of common stock and 1,500,000 shares of preferred stock held by existing shareholders were issued and sold by the Company in private transactions in reliance on exemptions from the registration provisions of the

Securities Act and are restricted securities within the meaning of Rule 144 under the Securities Act. Of the outstanding shares, including shares held by affiliates, 31,415,622 were issued on or before December 31, 1999, and may be currently eligible for resale in the open market, if any, subject to the volume and other conditions of Rule 144. There are no contractual restrictions on the resale of the outstanding common stock. The sale in the public market of these shares of restricted common stock, or the perception that these sales may occur, may depress prevailing market prices of the common stock.

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

"PENNY STOCK" REGULATIONS IMPOSE RESTRICTIONS ON THE MARKETABILITY OF OUR COMMON STOCK.

         The SEC has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or NASDAQ and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The definition excludes the securities of an issuer meeting certain minimum financial requirements. Generally, these minimum thresholds would be met by an issuer with, with net tangible assets in excess of $2 million or $5 million, respectively, depending upon whether the issuer has been continuously operating for less or more than three years, or by an issuer with "average revenue" of at least $6 million for the last three years.

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

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 9, 2001, the Board of Directors authorized the Company to issue up to 4,000,000 units, each unit consisting of one (1) share of common stock and one (1) 3-year, Class A Redeemable Warrant, in a private placement to accredited investors at a price of $.15 per unit. The exercise price of the warrants is $.20 per share if exercised during the first eighteen months or $.40 per share if exercised during the second eighteen months of the warrant period. The underlying shares are not registered under the Securities Act of 1933 and are "restricted securities" as that term is defined in Rule 144 as promulgated under the Act.

         During March 2001, the Company received $175,000 from three accredited purchasers participating in the private placement noted above through the issuance of 1,166,667 shares of common stock and the grant of warrants to acquire an additional 1,166,667 shares of common stock over the next 36 months. As of May 7, 2001, no other shares of common stock had been issued as part of the private placement. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the certificates issued in the transactions. The offering was made without the use of any general solicitation or advertising. The recipients had access to all material information concerning the Company.

         In January 2001, we sold an aggregate of 15,000 shares of common stock to 1 person at a purchase price of $.17 per share in connection with the exercise of outstanding options. Cash consideration was received totaling $2,550. In March 2001, 90,000 shares of common stock at $.15 per share totaling $13,500 were issued to one employee in lieu of cash for deferred compensation. The recipients were accredited persons, had access to all material information concerning the Company, and acquired the securities for investment. Appropriate legends were affixed to the certificates issued in the transactions. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

         Pursuant to the Company's 1998 Stock Option Plan, the Board of Directors approved a one-time grant of additional stock options to 57 employees on February 2, 2001. These stock options were comprised of 2,685,000 shares of common stock, expire 10 years from the date of grant, vest in quarterly increments over a 4 year period (with vesting accelerating during any profitable quarter) and have an exercise price of $.20 per share. The Company also granted stock options to nine employees at various dates from January to February 2001. These stock options were comprised of 90,000 shares of common stock, expire 5 or 10 years from the date of grant, vest in quarterly increments over a 4 year period and have exercise prices, based on the market price at the date of grant, ranging from $.08 to $.15 per share. The granting of stock options did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits to Part II:

               None

         (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 2001.



                                   SIGNATURES
                                   ----------

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        LION, INC.
                                                        ----------
                                                       (Registrant)


Date: May 15, 2001                               By:  /s/ John A. McMillan
                                                      --------------------
                                                      John A. McMillan
                                                      Chief Executive Officer