Form 10QSB
period 2001-06-30
LION INC/WA
filed 2001-08-14
CIK 941179

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                         COMMISSION FILE NUMBER 0-25159

                                   LION, INC.
                                   ----------
                 (Name of Small Business Issuer in its charter)

            WASHINGTON                                91-2094375
            ----------                                ----------
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

    4700-42ND AVE. SW, SUITE 430, SEATTLE, WA                     98116
    -----------------------------------------                     -----
    (Address of principal executive offices)                    (Zip code)

                                 (206) 577-1440
                                 --------------
                           (Issuer's telephone number)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

           As of August 6, 2001, approximately 31,021,978 shares of the Company's common stock were outstanding.

================================================================================

                                   LION, Inc.
                                  Form 10 - QSB
                       For the Quarter Ended June 30, 2001


                                                                           PAGE
                                                                          NUMBER
                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000   3

         Statements of Operations for the three and six month periods
         ended June 30, 2001 and 2000 (unaudited)                            4

         Statements of Cash Flows for the six months ended June 30,
         2001 and 2000 (unaudited)                                           5

         Notes to Consolidated Financial Statements                          6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

PART II  OTHER INFORMATION

Item 5   Other Information                                                  18

Item 6   Exhibits and Reports on Form 8 - K                                 18

         Signatures                                                         19

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                   LION, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                                          June 30,
                                                                            2001          December 31,
                                                                         (Unaudited)          2000
                                                                        ------------      ------------
CURRENT ASSETS
    Cash and cash equivalents                                           $    302,017      $    117,254
    Accounts receivable, less allowance for doubtful accounts of
        $55,000 and $82,390 in  2001 and 2000, respectively                  420,148           457,705
    Prepaid expenses and other                                               137,641            92,615
                                                                        ------------      ------------

           Total current assets                                              859,806           667,574

PROPERTY AND EQUIPMENT - net                                                 811,717           861,847

OTHER ASSETS
    Goodwill - net                                                           603,428           706,873
    Other assets                                                              70,199            45,377
                                                                        ------------      ------------

                                                                        $  2,345,150      $  2,281,671
                                                                        ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $    154,385      $    236,836
    Accrued liabilities                                                      368,658           381,087
    Deferred revenue                                                         271,520           305,100
                                                                        ------------      ------------

           Total current liabilities                                         794,563           923,023

COMMITMENTS AND CONTINGENCIES                                                   --                --

STOCKHOLDERS' EQUITY
    Preferred stock - authorized, 5,000,000 shares of $.001 par
        value, liquidation value $900,000                                      1,500             1,500
    Common stock - authorized, 50,000,000 shares of $.001 par value           31,022            32,665
    Additional contributed capital                                        12,279,986        12,804,073
    Notes receivable from stockholders                                      (240,625)         (969,375)
    Accumulated deficit                                                  (10,521,296)      (10,510,215)
                                                                        ------------      ------------
                                                                           1,550,587         1,358,648
                                                                        ------------      ------------

                                                                        $  2,345,150      $  2,281,671
                                                                        ============      ============

The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three months ended June 30,        Six months ended June 30,
                                           ----------------------------      ----------------------------
                                               2001             2000             2001             2000
                                           -----------      -----------      -----------      -----------
Revenues                                    $ 1,563,196      $ 1,483,772      $ 3,054,331      $ 3,025,854

Expenses
    Direct costs                                260,887          163,312          521,065          371,499
    Selling and marketing                       450,340          532,991          920,664        1,057,141
    General and administrative                  619,317          856,936        1,229,773        1,518,385
     Compensation from stock options
         issued below fair market value            --            (79,680)            --            101,580
    Research and development                     45,737          113,357          103,863          335,360
    Depreciation and amortization               145,185          122,982          293,297          234,770
                                            -----------      -----------      -----------      -----------
                                              1,521,466        1,709,898        3,068,662        3,618,735
                                            -----------      -----------      -----------      -----------

           Operating income (loss)               41,730         (226,126)         (14,331)        (592,881)

Other income (expense)
    Interest expense                               (669)         (50,763)          (1,315)        (114,005)
    Interest income                               1,223            9,470            1,367           25,612
    Other income (expense) - net                 (1,823)             653            3,198              653
                                            -----------      -----------      -----------      -----------

           NET INCOME (LOSS)                $    40,461      $  (266,766)     $   (11,081)     $  (680,621)
                                            ===========      ===========      ===========      ===========

Net income (loss) per common share -
     basic and diluted                      $      .001      $     (.008)     $     (.001)     $     (.021)
                                            ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six months ended June 30,
                                                                                               ------------------------
                                                                                                 2001           2000
                                                                                               ---------      ---------
Cash flows from operating activities
    Net loss                                                                                   $ (11,081)     $(680,621)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities
            Depreciation and amortization                                                        293,297        234,770
            Write off of software development costs                                                 --           56,200
            Interest earned on notes receivable                                                     --           22,551
            Warrants issued for financing costs                                                     --           86,625
            Warrants issued for services received                                                   --           76,909
            Common stock and stock options issued for services received                           11,970          9,325
            Common stock issued in lieu of cash compensation                                      13,500           --
            Compensation expense on stock options issued below fair market value                    --          101,580
            Changes in assets and liabilities
                Accounts receivable                                                               37,557        (50,023)
                Prepaid expenses and other                                                       (45,026)      (138,168)
                Accounts payable                                                                 (82,451)      (317,012)
                Accrued liabilities                                                              (12,429)        (6,630)
                Deferred revenue                                                                 (33,580)       108,360
                Other assets                                                                     (24,822)          --
                                                                                               ---------      ---------

                     Net cash provided by (used in) operating activities                         146,935       (496,134)

Cash flows from investing activities
    Capitalized software development costs                                                      (122,481)      (108,577)
    Purchase of property and equipment                                                           (17,241)       (10,865)
                                                                                               ---------      ---------

                     Net cash used in investing activities                                      (139,722)      (119,442)

Cash flows from financing activities
    Payments on related party payables                                                              --          (60,500)
    Payments on line of credit                                                                      --         (411,309)
    Proceeds from notes receivable                                                                  --           10,000
    Proceeds from issuance of common stock and exercise of stock options                         177,550         20,808
    Net proceeds from issuance of preferred stock                                                   --          807,000
    Proceeds from exercise of warrants                                                              --          472,232
                                                                                               ---------      ---------

                     Net cash provided by financing activities                                   177,550        838,231
                                                                                               ---------      ---------

Net increase in cash and cash equivalents                                                        184,763        222,655

Cash and cash equivalents at beginning of period                                                 117,254        368,649
                                                                                               ---------      ---------

Cash and cash equivalents at end of period                                                     $ 302,017      $ 591,304
                                                                                               =========      =========

Supplemental non-cash investing and financing activities:
    Exercise of stock options by notes receivable                                              $    --        $ 309,375
    Common stock returned for cancellation of notes receivable                                 $ 728,750      $ 156,250
    Issuance of warrants for services deferred                                                 $    --        $  53,031
    Issuance of warrants as finders fee for financing                                          $    --        $  62,410
    Common stock issued related to purchase of IMark assets                                    $    --        $ 374,117

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

NOTE 2.   NET INCOME (LOSS) PER COMMON SHARE

           Basic net income (loss) per common share is based on the income available to common stockholders compared to the average number of shares outstanding during each period. The weighted average number of common shares outstanding were 30,458,654 and 32,614,600 for the six months ended June 30, 2001 and 2000, respectively, and 29,895,329 and 33,042,320 for the three months ended June 30, 2001 and 2000, respectively. The computation for net income
(loss) per common share assuming dilution for the six and three months ended June 30, 2001 and 2000 was anti-dilutive, and therefore, is not included.

NOTE 3.   CONTINGENCIES

           LION is subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

NOTE 4.   RECENT ACCOUNTING PRONOUNCEMENTS

           On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

           SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited.

           SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period.

           The Company expects to adopt these statements during the first quarter of fiscal 2002. Management is in the process of evaluating the requirements of SFAS No. 142. The final determination of the impact of these statements has not been completed.

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

           Marketing fees are generated through LION's marketplace web sites, LionInc.com and Mortgage101.com. Consumers visiting the Mortgage101.com web site check live interest rates, use pre-qualification tools, and submit 1003 applications to the LION Private Business Network of advertisers. These advertisers pay marketing fees for ad banners, web site promotion, and lead generation. Originators visit the LionInc.com web site to check daily wholesale rates, submit loans, and access mortgage specific news and content. Wholesale lenders and industry vendors pay marketing fees for ad banners, web site promotion, and lead generation.

           Technology fees are related to (i) mortgage originator and (ii) wholesale and/or retail lender web site development and hosting. This includes custom web site design for mortgage originators and LION's Application Service Provider (ASP) initiative referred to as LoanCAT. As an ASP in the mortgage business-to-business (B2B) space, LION customizes and hosts a web site, as well as provides the software applications needed to automate their point of sale process.

           Transaction fees are generated by providing mortgage brokers the ability to submit electronic home loan applications for automated underwriting and quickly delivering an underwriting decision to the customer. To date, this revenue segment has not been a significant part of LION's revenue base but could be in the future.


RESULTS OF OPERATIONS

           During the first quarter of 2001, we focused significant effort on reaching profitability. As a result, we achieved our first profitable quarter during the second quarter of 2001. The net income for the three months ended June 30, 2001 was $40,461 compared to a net loss of $266,766 for the same quarter in the prior year. Additionally, the net loss for the six months ended June 30, 2001 narrowed significantly to $11,081 compared to a net loss of $680,621 for the same period in the prior year. This improvement was accomplished by continuing to focus on growing our revenue from core business, and our ability to reduce expenses and improve efficiencies within the Company. While we anticipate additional efficiencies to be attained throughout the year, the success or failure to achieve sustained profitability will be driven by revenue growth.

REVENUES

           Revenues increased to $3,054,331 from $3,025,854 for the six months ended June 30, 2001 and 2000, respectively. This represents an increase of $28,477 or 1%. Total revenues of $3,054,331 for the six months ended June 30, 2001 were comprised of mortgage broker fees of $2,236,321 or 73%, lender fees of $639,829 or 21%, ad banner revenues of $171,428 or 6%, and other fees of $6,753. Total revenues of $3,025,854 for the six months ended June 30, 2000 were comprised of mortgage broker fees of $2,152,772 or 71%, lender fees of $655,183 or 22%, ad banner revenues of $200,398 or 7%, and other fees of $17,501.

           The overall increase of $28,477 in revenues was primarily due to an increase in membership based services (collectively Lion Pro, Mortgage 101 and Free Dot Com) which were offset by decreases in marketing fees (collectively lead generating services and ad banners) and technology fees (primarily web site development and hosting fees for lenders and mortgage brokers).

           Revenues increased to $1,563,196 from $1,483,772 for the three months ended June 30, 2001 and 2000, respectively. This represents an increase of $79,424 or 5%. Total revenues of $1,563,196 for the three months ended June 30, 2001 were comprised of mortgage broker fees of $1,164,881 or 75%, lender fees of $310,029 or 20%, ad banner revenues of $84,898 or 5%, and other fees of $3,388. Total revenues of $1,483,772 for the three months ended June 30, 2000 were comprised of mortgage broker fees of $1,062,008 or 72%, lender fees of $309,479 or 21%, ad banner revenues of $107,939 or 7%, and other fees of $4,346.

           The overall increase of $79,424 in revenues was primarily due to an increase in membership based services (collectively Lion Pro, Mortgage 101 and Free Dot Com) and technology fees (primarily web site development and hosting fees for lenders and mortgage brokers) with marketing fees (collectively lead generating services and ad banners) remaining the same in both periods.

DIRECT COSTS

           Direct costs are comprised primarily of web site development, technology infrastructure support, and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs increased to $521,065 from $371,499 for the six months ended June 30, 2001 and 2000, respectively. This represents an increase of $149,566 or 40%. Direct costs as a percentage of revenues were 17% and 12% for the six months ended June 30, 2001 and 2000, respectively. The increase is primarily due to the increase in costs to maintain and improve the systems that deliver the Company's core products and services.

           Direct costs increased to $260,887 from $163,312 for the three months ended June 30, 2001 and 2000, respectively. This represents an increase of $97,575 or 60%. Direct costs as a percentage of revenues were 17% and 11% for the three months ended June 30, 2001 and 2000, respectively. The increase is similar to those noted above for the six month period.

SELLING AND MARKETING

           Marketing and selling expenses are comprised of marketing and advertising costs, sales salaries and related support costs. Marketing and selling expenses decreased to $920,664 from $1,057,141 for the six months ended June 30, 2001 and 2000, respectively. This represents a decrease of $136,477 or 13%. These expenses as a percentage of revenues were 30% and 35% for the six months ended June 30, 2001 and 2000, respectively. The decrease in selling and marketing expenses is primarily due to the closure of the Company's Spokane sales office and the consolidation of mortgage originator sales and customer service functions in the Denver sales office.

           Marketing and selling expenses decreased to $450,340 from $532,991 for the three months ended June 30, 2001 and 2000, respectively. This represents a decrease of $82,651 or 16%. These expenses as a percentage of revenues were 29% and 36% for the three months ended June 30, 2001 and 2000, respectively. The decrease in selling and marketing expenses is similar to those noted above for the six month period.

GENERAL AND ADMINISTRATIVE

           General and administrative expenses are comprised of management and administrative salaries and related costs, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses decreased to $1,229,773 from

$1,518,385 for the six months ended June 30, 2001 and 2000, respectively. This represents a decrease of $288,612 or 19%. General and administrative expenses as a percentage of revenues improved to 40% from 50% for the six months ended June 30, 2001 and 2000, respectively. The decrease in general and administrative expenses was due primarily to (i) the merger of LION, Inc. (parent) and LionInc.com (subsidiary) on January 1, 2001, (ii) prior year financing costs related to the private placement of preferred stock that did not recur in the current year and (iii) improved bad debt experience in the current year. These decreases were offset by an increase in occupancy costs.

           General and administrative expenses decreased to $619,317 from $856,936 for the three months ended June 30, 2001 and 2000, respectively. This represents a decrease of $237,619 or 28%. General and administrative expenses as a percentage of revenues improved to 40% from 58% for the three months ended June 30, 2001 and 2000, respectively. The net reduction in these expenses is similar to those noted above for the six month period.

COMPENSATION FROM STOCK OPTIONS ISSUED BELOW FAIR MARKET VALUE

           During the first quarter of 2000, certain long-time employees exercised stock options in consideration for nonrecourse promissory notes. Under APB Opinion No. 25, the issuance of stock options under such notes is in essence a new granting of options. By issuing nonrecourse notes, we extended the original terms of the fixed award, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the original intrinsic value of the original award. For the three months ended March 31, 2000, we recorded compensation expense of $181,260 for the difference between the original intrinsic value and the intrinsic value of the new award. For the three months ended June 30, 2000, the remeasurement of variable stock option awards resulted in a reduction to expense totaling $79,680. For the six month period ended June 30, 2000, compensation expense from stock options issued under fair market value totaled $101,580. No compensation expense related to stock options was recorded for the three or six month periods ended June 30, 2001.

RESEARCH AND DEVELOPMENT

           Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses decreased to $103,863 from $335,360 for the six months ended June 30, 2001 and 2000, respectively. This represents a decrease of $231,497 or 69%. Research and development expenses as a percentage of revenues decreased to 3% from 11% for the six months ended June 30, 2001 and 2000, respectively. The decrease is primarily due to (i) the reallocation of research and development personnel to direct cost efforts in order to maintain and improve the systems that deliver the Company's core products and services, (ii) a reduction in other research and development resources to match up with the current availability of funding and
(iii) a one-time write-off of a $56,200 database project during the first quarter of 2000. As funding becomes available, we expect to spend more time and resources in research and development.

           Research and development expenses decreased to $45,737 from $113,357 for the three months ended June 30, 2001 and 2000, respectively. This represents a decrease of $67,620 or 60%. Research and development expenses as a percentage of revenues decreased to 3% from 8% for the three months ended June 30, 2001 and 2000, respectively. The decrease in research and development expenses is similar to those noted above for the six month period.

DEPRECIATION AND AMORTIZATION

           Depreciation and amortization expense increased to $293,297 from $234,770 for the six months ended June 30, 2001 and 2000, respectively. This represents an increase of $58,527 or 25% and was due primarily to the (i) capitalization of internally developed software needed to expand and improve our telecommunications and computer systems infrastructure and (ii) the amortization of goodwill. Goodwill totaling $940,918 related to the IMark acquisition of assets recorded in May 1999, contributed $103,444 of amortization expense for the six months ended June 30, 2001 compared to $64,474 in the same period in the prior year.

           Depreciation and amortization expense increased to $145,185 from $122,982 for the three months ended June 30, 2001 and 2000, respectively. This represents an increase of $22,203 or 18% and was due to the same reasons as noted above for the six month period. Amortization of goodwill contributed $51,722 of amortization expense for the three months ended June 30, 2001 compared to $36,134 in the same period in the prior year.

INTEREST EXPENSE

           Interest expense decreased to $1,315 from $114,005 for the six months ended June 30, 2001 and 2000, respectively. The decrease is primarily due to the pay off of the Company's line of credit in September of 2000. Interest expense for the six months ended June 30, 2000 is primarily comprised of amortization of loan fees and interest related to the Company's line of credit.

           Interest expense decreased to $669 from $50,763 for the three months ended June 30, 2001 and 2000, respectively. The decrease is due to the same reasons as noted above for the six month period.

INTEREST INCOME

           Interest income decreased to $1,367 from $25,612 for the six months ended June 30, 2001 and 2000, respectively. Interest earned during the first six months of 2000 is primarily due to nonrecourse promissory notes. No notes earned interest during first six months of 2001. Any interest earned in the three month periods ended June 30, 2001 and 2000 was attributable to interest bearing cash accounts.


LIQUIDITY AND CAPITAL RESOURCES

           During the six month period ended June 30, 2001, the Company funded its activities through two sources. First, we received $175,000 from a limited number of accredited individuals participating in a private placement through the issuance of 1,166,667 units consisting of common stock and warrants. No additional funds from this source are anticipated at this time. Second, both the first and second quarters of 2001 had positive cash flow from operations. The Company anticipates that the remainder of the year should also reflect positive cash flow from operations. At June 30, 2001, we had approximately $302,000 in cash and cash equivalents.

           During the six months ended June 30, 2001, operating activities provided net cash of $146,935 compared to the net use of cash of $496,134 for operations during the same period in the prior year. The net cash provided in operating activities for the first six months of 2001 was primarily attributable to efficiencies gained from (i) the merger of the parent and subsidiary companies, (ii) the closure of the Spokane sales office (iii) the consolidation of all originator sales functions in the Denver sales office and (iv) the reorganization of the engineering department. These cost savings were offset by payments on accounts payable. The net use of cash in operating activities for the first six months of 2000 was primarily attributable to (i) research and development in internal software for automated underwriting and wholesale origination and fulfillment services (LoanCAT technology), (ii) a focus on delivering our core business, and (iii) occupancy and related costs for future growth.

           During the six months ended June 30, 2001, we used net cash of $139,722 for our investing activities which was primarily for the capitalized portion of our software development costs related to (i) migration to new data base platforms, (ii) additional solutions to automated underwriting submissions, and (iii) upgrades to internal reporting systems. In the same period in the prior year, we used net cash in investing activities totaling $119,442 which was primarily related to the capitalized portion of our LoanCAT project (developing solutions for online wholesale origination and fulfillment services for lenders).

           During the six months ended June 30, 2001, net cash proceeds from financing activities were $177,550. Proceeds received from financing activities were primarily the result of the private placement of the Company's common stock totaling $175,000. During the six months ended June 30, 2000, net cash proceeds from financing activities were $838,231. Proceeds were primarily from warrant exercises and the private placement of preferred stock totaling $472,232 and $807,000, respectively. This enabled us to pay down our line of credit by $411,309 while at the same time reducing other current obligations throughout the six month period.

           Management believes there are adequate resources for the continuance of operations through July 1, 2002. However, there can be no assurance that we will be able to obtain sufficient additional financing or be successful in our future operation.

RISK FACTORS

              Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

WE HAVE NO HISTORY OF PROFITS AND OUR FUTURE PROFITABILITY REMAINS UNCERTAIN.

           We are working toward a goal of "sustained" profitability and have recently taken several important steps toward that goal, including, merging our subsidiary with LION, reorganizing our senior management team, and consolidating our originator sales and service operations. We reached profitability for the second quarter of 2001 but still have a small loss for the first six months of the year. For first quarter 2001, the net loss was $51,542 compared with a net loss of $413,855 for first quarter 2000. For the second quarter 2001, the net income was $40,461 compared with a net loss of $266,766 for the second quarter 2000. For the first six months of 2001 the net loss was $11,081 compared to a net loss of $680,621 for the same period in the prior year. For the fiscal year ended December 31, 2000, we had a net loss of $1,297,849, or $0.04 per share, compared to a net loss of $3,997,151, or $0.15 per share in the prior fiscal year. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

FINANCIAL RESULTS FOR ANY PARTICULAR PERIOD WILL NOT PREDICT RESULTS FOR FUTURE PERIODS.

           Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results may not be meaningful. You should not rely on the results for any period as an indication of future performance. In particular, although we have historically experienced strong revenue growth, we do not believe that this level of revenue growth will be sustained in 2001 and in future periods, particularly on a long-term basis. For example, over 50% of our growth in revenues for 2000 compared to 1999 was attributable to the acquisition of the IMark assets and its mortgage industry Internet sites on May 17, 1999. In addition, we expect that our operating expenses will continue to increase as we expand our sales and marketing operations, fund greater levels of product development, and acquire complementary businesses and technologies. Furthermore, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. Depending on the number of shares of our common stock for which options are exercised and the fair market value of shares of our common stock during such period, these employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition to the net proceeds we would receive upon the exercise of stock options, we would receive tax deductions for gains realized.

WE WILL NEED ADDITIONAL FINANCING; CURRENT FUNDS ARE INSUFFICIENT TO FINANCE OUR PLANS FOR GROWTH AND OUR OPERATIONS; WE COULD BE REQUIRED TO CUT BACK OR STOP OPERATIONS IF WE ARE UNABLE TO RAISE OR OBTAIN NEEDED FUNDING.

           Although management believes our resources are adequate for the continuance of operations through July 1, 2002, our existing working capital is not sufficient to allow us to fully execute our business plan, including the further development and implementation of our online business, or to fund our expansion and marketing plans. The full development and implementation of our business will require additional resources. If we are unable to obtain adequate capital financing through equity or other financings, we may not be able to successfully implement our short-term or long-term plans for product development and expansion, or to meet our working capital requirements. We anticipate that a significant portion of our near-term capital resources will be provided through operations. However, even if we succeed in our business plans, we may experience rapid growth requiring additional funds to expand our operations and organization.

           We do not have current commitments for financing sufficient to fund our product development, expansion and marketing plans. In order to provide adequate working capital, we intend to explore a number of options to secure financing including the issuance of additional equity. We might not succeed, however, in raising equity capital or in negotiating and obtaining additional and acceptable financing when we need it. Our ability to obtain additional capital may depend on market conditions (including the market for Internet stocks), national and global economies and other factors beyond our control. If adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services or respond to competitive pressures would be significantly impaired.

WE ARE SUBSTANTIALLY DEPENDENT ON MORTGAGE BROKERS AND THE MORTGAGE BROKER INDUSTRY.

           LION's most critical customer is currently the mortgage broker. Mortgage broker fees comprised 69% of our total revenues during 2000 and 73% of total revenues during the six month period ended June 30, 2001. Customer agreements are short-term and renewable. There can be no assurance that these subscribers will continue to participate in the LION program, or that we will be able to attract new mortgage brokers at rates sufficient to maintain a stable or growing revenue base. We cannot assure you that the market for our products and services will continue to develop as expected. If the mortgage broker market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, our business operating results and financial conditions may be materially adversely affected.

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

           The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2000, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $1.375 to $.125 per share and the sale price of our common stock closed at $.09 per share on August 6, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

OUTSTANDING OPTIONS AND WARRANTS, WHEN EXERCISED, WILL FURTHER DILUTE COMMON SHAREHOLDERS.

           As of December 31, 2000, there were outstanding stock options to purchase an aggregate of 3,878,250 shares of common stock at exercise prices ranging from $.17 to $2.00 per share, and warrants to purchase 685,000 shares of common stock at exercise prices ranging from $.60 to $1.75. Employee options are subject to a restriction whereby option holders have agreed to not sell or otherwise transfer or dispose of shares of the common stock issued upon exercise of options in an amount that shall exceed 250,000 shares during any three-month period. The exercise of these outstanding options and warrants will dilute the percentage ownership of common stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for the common stock. Furthermore, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of these outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

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

                           PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

           We have relocated from our corporate offices located in Renton, Washington. A lease termination agreement was signed effective August 1, 2001 whereby we were allowed to terminate the remainder of our lease with office space totaling 20,093 square feet for the time period of August 1, 2001 through July 31, 2004. There was no penalty and only minimal cost to the Company. In addition, any amounts owed to the Company, such as security deposits, have been paid in full to us, and we in turn have completed all financial obligations to the Renton landlord as of July 31, 2001.

           Our new executive offices are located in Seattle, Washington, at 4700-42nd Ave. SW, Suite 430, Seattle, WA 98116. We currently lease approximately 8,274 square feet. The operating lease began August 1, 2001 and expires July 31, 2007. We have the right to use this space for computer information services and related business uses.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits to Part II:

       Exhibit 10.7 -      Lease Termination Agreement dated June 21, 2001
                           (effective August 1, 2001) - Renton Property

       Exhibit 10.8 -      Premises Lease Agreement (Seattle Property) -
                           effective date August 1, 2001


(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES
                                   ----------

           In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LION, INC.
                                   ----------
                                  (Registrant)

Date: August 14, 2001                            By:    /s/ John A. McMillan
                                                        --------------------
                                                        John A. McMillan
                                                        Chief Executive Officer

                                  EXHIBIT INDEX


       10.7 Lease Termination Agreement dated June 21, 2001 (effective August 1, 2001) - Renton Property.

       10.8 Premises Lease Agreement (Seattle Property) - effective date August 1, 2001.