Form 10QSB
period 2001-09-30
LION INC/WA
filed 2001-11-09
CIK 941179

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                         COMMISSION FILE NUMBER 0-25159
                                                -------


                                   LION, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


          WASHINGTON                                             91-2094375
          ----------                                             ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


            4700-42ND AVE. SW, SUITE 430, SEATTLE, WA      98116
            -----------------------------------------    ----------
             (Address of principal executive offices)    (Zip code)


                                 (206) 577-1440
                           ---------------------------
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     As of November 5, 2001, approximately 30,796,978 shares of the Company's common stock were outstanding.
================================================================================

                                   LION, Inc.
                                  Form 10 - QSB
                    For the Quarter Ended September 30, 2001



                                                                           PAGE
                                                                          NUMBER
                                      INDEX



PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Balance Sheets at September 30, 2001 (unaudited)
         and December 31, 2000                                               3

         Statements of Operations for the three and nine month
         periods ended September 30, 2001 and 2000 (unaudited)               4

         Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2000 (unaudited)                             5

         Notes to Financial Statements                                       6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7




PART II  OTHER INFORMATION

Item 5   Other Information                                                  18

Item 6   Exhibits and Reports on Form 8-K                                   18

         Signatures                                                         19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   LION, Inc.
                                 BALANCE SHEETS


                                                   September 30,     December 31,
                                                       2001              2000
                                     ASSETS        ------------      ------------
                                                   (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                       $    364,134      $    117,254
   Accounts receivable, less allowance for
     doubtful accounts of $73,000 and $82,390
     in 2001 and 2000, respectively                     447,310           457,705
   Prepaid expenses and other                            96,290            92,615
                                                   ------------      ------------
        Total current assets                            907,734           667,574

PROPERTY AND EQUIPMENT - net                            838,798           861,847

OTHER ASSETS
   Goodwill - net                                       551,705           706,873
   Other assets                                          35,036            45,377
                                                   ------------      ------------
                                                   $  2,333,273      $  2,281,671
                                                   ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $    164,815      $    236,836
   Accrued liabilities                                  345,990           381,087
   Deferred revenue                                     257,515           305,100
                                                   ------------      ------------
        Total current liabilities                       768,320           923,023

COMMITMENTS AND CONTINGENCIES                              --                --

STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 5,000,000
     shares of $.001 par value, liquidation
     value $900,000                                       1,500             1,500
   Common stock - authorized, 50,000,000
     shares of $.001 par value                           30,797            32,665
   Additional contributed capital                    12,064,402        12,804,073
   Notes receivable from stockholders                   (21,250)         (969,375)
   Accumulated deficit                              (10,510,496)      (10,510,215)
                                                   ------------      ------------
                                                      1,564,953         1,358,648
                                                   ------------      ------------
                                                   $  2,333,273      $  2,281,671
                                                   ============      ============

The accompanying notes are an integral part of these statements.

                                   LION, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three months ended September 30,     Nine months ended September 30,
                                          ------------------------------      ------------------------------
                                              2001              2000              2001              2000
                                          ------------      ------------      ------------      ------------
Revenues                                  $  1,492,828      $  1,574,605      $  4,547,159      $  4,600,459

Expenses
    Direct costs                               281,689           156,049           802,754           527,548
    Selling and marketing                      384,671           695,955         1,305,335         1,753,096
    General and administrative                 612,154           816,986         1,841,927         2,335,371
    Compensation from stock options
       issued below fair market value             --                --                --             101,580
    Research and development                    50,411           114,964           154,274           450,324
    Depreciation and amortization              144,461           136,260           437,758           371,030
                                          ------------      ------------      ------------      ------------
                                             1,473,386         1,920,214         4,542,048         5,538,949
                                          ------------      ------------      ------------      ------------

         Operating income (loss)                19,442          (345,609)            5,111          (938,490)

Other income (expense)
    Interest expense                              (694)          (32,477)           (2,009)         (146,482)
    Interest income                                978            19,770             2,345            45,383
    Other income (expense) - net                (8,926)           (1,488)           (5,728)             (836)
                                          ------------      ------------      ------------      ------------

         NET INCOME (LOSS)                $     10,800      $   (359,804)     $       (281)     $ (1,040,425)
                                          ============      ============      ============      ============

Net income (loss) per common share -
    basic and diluted                     $       --        $       (.01)     $       --        $       (.03)
                                          ============      ============      ============      ============















The accompanying notes are an integral part of these statements.

                                   LION, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine months ended September 30,
                                                                                ------------------------------
                                                                                    2001              2000
                                                                                ------------      ------------
Cash flows from operating activities
   Net loss                                                                     $       (281)     $ (1,040,425)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Depreciation and amortization                                                 437,758           371,030
       Write off of capitalized software development costs                              --              56,200
       Interest earned on notes receivable                                              --              36,114
       Warrants issued for financing costs                                              --             115,500
       Warrants issued for services received                                            --             129,940
       Common stock and stock options issued for services received                    15,536            16,520
       Common stock issued in lieu of cash compensation                               13,500              --
       Compensation expense on stock options issued below fair market value             --             101,580
       Changes in assets and liabilities
           Accounts receivable                                                        10,395            24,667
           Prepaid expenses and other                                                 (3,675)         (188,154)
           Accounts payable                                                          (72,021)         (166,110)
           Accrued liabilities                                                       (35,097)          (48,945)
           Deferred revenue                                                          (47,585)           30,639
           Other assets                                                               10,342              --
                                                                                ------------      ------------
               Net cash provided by (used in) operating activities                   328,872          (561,444)

Cash flows from investing activities
   Capitalized software development costs                                           (180,997)         (189,221)
   Purchase of property and equipment                                                (78,545)          (26,051)
                                                                                ------------      ------------
               Net cash used in investing activities                                (259,542)         (215,272)

Cash flows from financing activities
   Payments on related party payables                                                   --             (60,500)
   Payments on line of credit                                                           --            (587,550)
   Proceeds from notes receivable                                                       --              65,622
   Proceeds from issuance of common stock and exercise of stock options              177,550            20,808
   Net proceeds from issuance of preferred stock                                        --             807,000
   Proceeds from exercise of warrants                                                   --             472,232
                                                                                ------------      ------------
               Net cash provided by financing activities                             177,550           717,612
                                                                                ------------      ------------
Net increase in cash and cash equivalents                                            246,880           (59,104)

Cash and cash equivalents at beginning of period                                     117,254           368,649
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $    364,134      $    309,545
                                                                                ============      ============
Supplemental non-cash investing and financing activities:
   Exercise of stock options by notes receivable                                $     21,250      $    309,375
   Common stock returned for cancellation of notes receivable                   $    969,375      $    448,438
   Issuance of warrants as finders fee for financing                            $       --        $     62,410
   Common stock issued related to purchase of IMark assets                      $       --        $    374,117

The accompanying notes are an integral part of these statements.

                                   LION, Inc.
                                  Form 10 - QSB
                          NOTES TO FINANCIAL STATEMENTS




NOTE 1.  FINANCIAL STATEMENTS

         The unaudited financial statements and related notes are presented as permitted by Form 10 - QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10 - KSB of LION, Inc. and notes thereto, for its fiscal year ended December 31, 2000.

NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is based on the income available to common stockholders compared to the average number of shares outstanding during each period. The weighted average number of common shares outstanding were 30,796,978 and 33,333,191 for the three months ended September 30, 2001 and 2000, respectively, and 30,592,491 and 32,856,314 for the nine months ended September 30, 2001 and 2000, respectively. The computation for net income (loss) per common share assuming dilution for the three and nine months ended September 30, 2001 and 2000 was anti-dilutive, and therefore, is not included.

NOTE 3.  CONTINGENCIES

         LION is subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

         We are currently in the process of negotiating a claim made against the Company. We are not currently able to estimate the probable amount of such claim.

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

         The Company expects to adopt SFAS No. 142 during the first quarter of fiscal 2002. Management is in the process of evaluating the requirements of this statement. The final determination of the impact of this statement has not been completed.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations ." This statement addresses the financial accounting and reporting for the retirement of tangible long-lived assets and the associated asset retirement costs. The Company believes the adoption of SFAS 143 will have no significant impact on its financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes the adoption of SFAS 144 will have no significant impact on its financial statements.


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

         LION currently generates revenues through four distinct categories with a majority of the underlying customer base being comprised of mortgage brokers/originators, lenders or a combination of both. The categories are membership, marketing, technology, and transaction fees.

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

         Marketing fees are generated through LION's marketplace web sites, LionInc.com and Mortgage101.com. Consumers visiting the Mortgage101.com web site check live interest rates, use pre-qualification tools, and submit "1003" applications to the LION Private Business Network of advertisers.
These advertisers pay marketing fees for ad banners, web site promotion, and lead generation. Originators visit the LionInc.com web site to check daily wholesale rates, submit loans, and access mortgage specific news and content. Wholesale lenders and industry vendors pay marketing fees for ad banners, web site promotion, and lead generation.

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

RESULTS OF OPERATIONS

         Net income for the third quarter ended September 30, 2001 was $10,800 as compared to a net loss of $359,804 for the third quarter ended September 30, 2000. The Company reached break-even for the nine-month period ended September 30, 2001 as compared to a net loss of $1,040,425 for the same period in the prior year.

         The third quarter of 2001 marked the second consecutive quarter of profitability for LION. This achievement was due to maintaining consistent revenues from core business, reducing expenses and improving efficiencies within the Company. While we anticipate improved efficiencies throughout the remainder of 2001 and into 2002, the success or failure to achieve sustained profitability will be driven by revenue growth.

REVENUES

         Revenues decreased to $4,547,159 from $4,600,459 for the nine months ended September 30, 2001 and 2000, respectively. This represents a decrease of $53,300 or 1%. Total revenues of $4,547,159 for the nine months ended September 30, 2001 were comprised of mortgage broker fees of $3,381,041 or 74%, lender fees of $914,951 or 20%, ad banner revenues of $241,356 or 5%, and other fees of $9,811. Total revenues of $4,600,459 for the nine months ended September 30, 2000 were comprised of mortgage broker fees of $3,183,317 or 69%, lender fees of $1,063,496 or 23%, ad banner revenues of $332,635 or 7%, and other fees of $21,011.

         The overall decrease of $53,300 in revenues during the nine months ended September 30, 2001 compared to the same period in the prior year was primarily due to decreases in marketing fees (collectively lead generating services and ad banners) and technology fees (primarily web site development and hosting fees for lenders and mortgage brokers) which were offset by an increase in membership based services (collectively Lion Pro, Mortgage 101 and Free Dot
Com).

         Revenues decreased to $1,492,828 from $1,574,605 for the three months ended September 30, 2001 and 2000, respectively. This represents a decrease of $81,777 or 5%. Total revenues of $1,492,828 for the three months ended September 30, 2001 were comprised of mortgage broker fees of $1,144,719 or 77%, lender fees of $275,122 or 18%, ad banner revenues of $69,929 or 5%, and other fees of $3,058. Total revenues of $1,574,605 for the three months ended September 30, 2000 were comprised of mortgage broker fees of $1,030,545 or 65%, lender fees of $408,313 or 26%, ad banner revenues of $132,238 or 8%, and broadcast fax fees of $3,509.

         The overall decrease of $81,777 in revenues during the three months ended September 30, 2001 compared to the same period in the prior year was primarily due to the same reasons as those noted above for the nine month period.

DIRECT COSTS

         Direct costs are comprised primarily of web site development, technology infrastructure support, and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs increased to $802,754 from $527,548 for the nine months ended September 30, 2001 and 2000, respectively. This represents an increase of $275,206 or 52%. Direct costs as a percentage of revenues were 18% and 11% for the nine months ended September 30, 2001 and 2000, respectively. The increase is primarily due to the increase in costs to maintain and improve the systems that deliver the Company's core products and services.

         Direct costs increased to $281,689 from $156,049 for the three months ended September 30, 2001 and 2000, respectively. This represents an increase of $125,640 or 81%. Direct costs as a percentage of revenues were 19% and 10% for the three months ended September 30, 2001 and 2000, respectively. The increase is similar to those reasons noted above for the nine month period.

         Beginning the fourth quarter of 2001 and throughout 2002, we anticipate focusing more effort on new product development. Therefore, certain resources currently dedicated to direct costs will be redeployed to research and development efforts.

SELLING AND MARKETING

         Marketing and selling expenses are comprised of marketing and advertising costs, sales salaries and related support costs. Marketing and selling expenses decreased to $1,305,335 from $1,753,096 for the nine months ended September 30, 2001 and 2000, respectively. This represents a decrease of $447,761 or 26%. These expenses as a percentage of revenues were 29% and 38% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in selling and marketing expenses is primarily due to (i) the closure of the Company's Spokane sales office, (ii) the consolidation of mortgage originator sales, lender sales and customer service functions in the Denver sales office, and (iii) a reduction in advertising and tradeshow expenses.

         Marketing and selling expenses decreased to $384,671 from $695,955 for the three months ended September 30, 2001 and 2000, respectively. This represents a decrease of $311,284 or 45%. These expenses as a percentage of revenues were 26% and 44% for the three months ended September 30, 2001 and 2000, respectively. The decrease in selling and marketing expenses is similar to those reasons noted above for the nine month period.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised of management and administrative salaries and related costs, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses decreased to $1,841,927 from $2,335,371 for the nine months ended September 30, 2001 and 2000, respectively. This represents a decrease of $493,444 or 21%. General and administrative expenses as a percentage of revenues improved to 41% from 51% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in general and administrative expenses was due primarily to (i) the merger of LION, Inc. (parent) and LionInc.com (subsidiary) on January 1, 2001, (ii) prior year financing costs related to the private placement of preferred stock that did not recur in the current year and (iii) improved bad debt experience in the current year. These decreases were offset by an increase in occupancy costs.

         General and administrative expenses decreased to $612,154 from $816,986 for the three months ended September 30, 2001 and 2000, respectively. This represents a decrease of $204,832 or 25%. General and administrative expenses as a percentage of revenues improved to 41% from 52% for the three months ended September 30, 2001 and 2000, respectively. The decrease in general and administrative expenses was due primarily to the merger of LION, Inc. (parent) and LionInc.com (subsidiary) on January 1, 2001 and a reduction in overall occupancy costs.

COMPENSATION FROM STOCK OPTIONS ISSUED BELOW FAIR MARKET VALUE

         During the first quarter of 2000, certain long-time employees exercised stock options in consideration for nonrecourse promissory notes. Under APB Opinion No. 25, the issuance of stock options under such notes is in essence a new granting of options. By issuing nonrecourse notes, we extended the original terms of the fixed award, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the original intrinsic value of the original award. For the three months ended March 31, 2000, we recorded compensation expense of $181,260 for the difference between the original intrinsic value and the intrinsic value of the new award. For the three months ended June 30, 2000, the remeasurement of variable stock option awards resulted in a reduction to expense totaling $79,680. For the six month period ended June 30, 2000, compensation expense from stock options issued under fair market value totaled $101,580. No compensation expense related to stock options was recorded for the three month period ended September 30, 2000 or three and nine month periods ended September 30, 2001.

RESEARCH AND DEVELOPMENT

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses decreased to $154,274 from $450,324 for the nine months ended September 30, 2001 and 2000, respectively. This represents a decrease of $296,050 or 66%. Research and development expenses as a percentage of revenues decreased to 3% from 10% for the nine months ended September 30, 2001 and 2000, respectively. The decrease is primarily due to (i) the reallocation of research and development personnel to direct cost efforts in order to maintain and improve the systems that deliver the Company's core products and services, (ii) a reduction in other research and development resources to match up with the current availability of funding and (iii) a one-time write-off of a $56,200 database project during the first quarter of 2000. As funding becomes available, we expect to spend more time and resources in research and development.

         Research and development expenses decreased to $50,411 from $114,964 for the three months ended September 30, 2001 and 2000, respectively. This represents a decrease of $64,553 or 56%. Research and development expenses as a percentage of revenues decreased to 3% from 7% for the three months ended September 30, 2001 and 2000, respectively. The decrease in research and development expenses is similar to those reasons noted above for the nine month period.

         Beginning the fourth quarter of 2001 and throughout 2002, we anticipate focusing more effort on new product development. Therefore, certain resources currently dedicated to direct costs will be redeployed to research and development efforts.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased to $437,758 from $371,030 for the nine months ended September 30, 2001 and 2000, respectively. This represents an increase of $66,728 or 18% and was due primarily to the (i) capitalization of internally developed software needed to expand and improve our telecommunications and computer systems infrastructure and (ii) the amortization of goodwill. Goodwill totaling $940,918 related to the IMark acquisition of assets recorded in May 1999, contributed $155,167 of amortization expense for the nine months ended September 30, 2001 compared to $116,197 in the same period in the prior year.

         Depreciation and amortization expense increased to $144,461 from $136,260 for the three months ended September 30, 2001 and 2000, respectively. This represents an increase of $8,201 or 6% and was due to the capitalization of internally developed software needed to expand and improve our telecommunications and computer systems infrastructure. Amortization of goodwill contributed $51,722 of amortization expense to each of the three month periods ended September 30, 2001 and 2000, respectively.

INTEREST EXPENSE

         Interest expense decreased to $2,009 from $146,482 for the nine months ended September 30, 2001 and 2000, respectively. In addition, interest expense decreased to $694 from $32,477 for the three months ended September 30, 2001 and 2000, respectively. The decreases are primarily due to the pay off of the Company's line of credit in September of 2000. Interest expense for the nine and three month periods ended September 30, 2000 is primarily comprised of amortization of loan fees and interest related to the Company's line of credit.

INTEREST INCOME

         Interest income decreased to $2,345 from $45,383 for the nine months ended September 30, 2001 and 2000, respectively. In addition, interest income decreased to $978 from $19,770 for the three months ended September 30, 2001 and 2000, respectively. Interest earned during the nine and month periods ended September 30, 2000 is primarily due to nonrecourse promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine month period ended September 30, 2001, the Company funded its activities through two sources. First, we received $175,000 from a limited number of accredited individuals participating in a private placement through the issuance of 1,166,667 units consisting of common stock and warrants. No additional funds from this source are anticipated at this time. Second, the first three quarters of 2001 achieved positive cash flow from operations. The Company anticipates that the remainder of the year should also reflect positive cash flow from operations. At September 30, 2001, we had approximately $364,000 in cash and cash equivalents.

         During the nine months ended September 30, 2001, operating activities provided net cash of $328,872 compared to the net use of cash of $561,444 for operations during the same period in the prior year. The net cash provided by operating activities for the first nine months of 2001 was primarily attributable to efficiencies gained from (i) the merger of the parent and subsidiary companies, (ii) the closure of the Spokane sales office (iii) the consolidation of all originator sales and customer service functions in the Denver sales office, and (iv) the reorganization of the engineering department. These cost savings were offset by payments on accounts payable and other accrued liabilities. The net use of cash in operating activities for the first nine months of 2000 was primarily attributable to (i) research and development in internal software for automated underwriting and wholesale origination and fulfillment services (LoanCAT technology), (ii) a focus on delivering our core business, and (iii) occupancy and related costs for future growth.

         During the nine months ended September 30, 2001, we used net cash of $259,542 for our investing activities which was primarily for the capitalized portion of our software development costs related to (i) migration to new data base platforms, (ii) additional solutions to automated underwriting submissions, and (iii) upgrades to internal reporting systems. In the same period in the prior year, we used net cash in investing activities totaling $215,272 which was primarily related to the capitalized portion of our LoanCAT project (developing solutions for online wholesale origination and fulfillment services for lenders).

         During the nine months ended September 30, 2001, net cash proceeds from financing activities were $177,550. Proceeds received from financing activities were primarily the result of the private placement of the Company's common stock totaling $175,000. During the nine months ended September 30, 2000, net cash proceeds from financing activities were $717,612. Proceeds were primarily from warrant exercises and the private placement of preferred stock totaling $472,232 and $807,000, respectively. This enabled us to pay down our line of credit by $587,550 while at the same time reducing other current obligations throughout the nine month period.

         Management believes there are adequate resources for the continuance of operations through October 1, 2002. However, there can be no assurance that we will be able to obtain sufficient additional financing or be successful in our future operation.

RISK FACTORS

            Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

WE HAVE NO HISTORY OF PROFITS AND OUR FUTURE PROFITABILITY REMAINS UNCERTAIN.

         We are working toward a goal of "sustained" profitability and have recently taken several important steps toward that goal, including, merging our subsidiary with LION, reorganizing our senior management team, and consolidating our originator sales and service operations. We reached profitability for the second and third quarters of and are at breakeven for the nine months ended September 30, 2001. For first quarter 2001, the net loss was $51,542 compared with a net loss of $413,855 for first quarter 2000. For the second quarter 2001, the net income was $40,461 compared with a net loss of $266,766 for the second quarter 2000. For the third quarter 2001, the net income was $10,800 compared with a net loss of $359,804 for the third quarter 2000. For the first nine months of 2001 the net loss was $281 compared to a net loss of $1,040,425 for the same period in the prior year. For the fiscal year ended December 31, 2000, we had a net loss of $1,297,849, or $0.04 per share, compared to a net loss of $3,997,151, or $0.15 per share in the prior fiscal year. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

         Although management believes our resources are adequate for the continuance of operations through October 1, 2002, our existing working capital is not sufficient to allow us to fully execute our business plan, including the further development and implementation of our online business, or to fund our expansion and marketing plans. The full development and implementation of our business will require additional resources. If we are unable to obtain adequate capital financing through equity or other financings, we may not be able to successfully implement our short-term or long-term plans for product development and expansion, or to meet our working capital requirements. We anticipate that a significant portion of our near-term capital resources will be provided through operations. However, even if we succeed in our business plans, we may experience rapid growth requiring additional funds to expand our operations and organization.

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

WE ARE SUBSTANTIALLY DEPENDENT ON MORTGAGE BROKERS AND THE MORTGAGE BROKER INDUSTRY.

         LION's most critical customer is currently the mortgage broker. Mortgage broker fees comprised 69% of our total revenues during 2000 and 74% of total revenues during the nine month period ended September 30, 2001. Customer agreements are short-term and renewable. There can be no assurance that these subscribers will continue to participate in the LION program, or that we will be able to attract new mortgage brokers at rates sufficient to maintain a stable or growing revenue base. We cannot assure you that the market for our products and services will continue to develop as expected. If the mortgage broker market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, our business operating results and financial conditions may be materially adversely affected.

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

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

         We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful PCs. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism and similar events. In addition, the majority of our network infrastructure is located in Seattle, Washington, an area susceptible to earthquakes. In recent months, the western United States (California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence.

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

OUR STOCK TRADES ON THE OTC BULLETIN BOARD. OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.
         The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2000, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $1.375 to $.125 per share and the sale price of our common stock closed at $.08 per share on November 5, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

VOLUME OF SHARES ELIGIBLE FOR SALE COULD IMPAIR OUR STOCK PRICE AND HINDER FUTURE FINANCING EFFORTS.
         As of November 5, 2001, a substantial majority of the approximately 30,796,978 outstanding shares of common stock and 1,500,000 shares of preferred stock held by existing shareholders were issued and sold by the Company in private transactions in reliance on exemptions from the registration provisions of the Securities Act and are restricted securities within the meaning of Rule 144 under the Securities Act. Substantially all of the outstanding shares, including shares held by affiliates, were issued on or before December 31, 1999, and may be currently eligible for resale in the open market, if any, subject to the volume and other conditions of Rule 144. There are no contractual restrictions on the resale of the outstanding common stock. The sale in the public market of these shares of restricted common stock, or the perception that these sales may occur, may depress prevailing market prices of the common stock.

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

"PENNY STOCK" REGULATIONS IMPOSE RESTRICTIONS ON THE MARKETABILITY OF OUR COMMON STOCK.

         SEC regulations generally define "penny stock" to be any equity security that is not traded on a national securities exchange or NASDAQ and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The definition excludes the securities of an issuer meeting certain minimum financial requirements. Generally, these minimum thresholds would be met by an issuer with net tangible assets in excess of $2 million or $5 million, respectively, depending upon whether the issuer has been continuously operating for less or more than three years, or by an issuer with "average revenue" of at least $6 million for the last three years.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits to Part II:

              None

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES
                                   ----------


         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LION, INC.
                                          (Registrant)

Date: November 9, 2001                    By: /s/ John A. McMillan
                                              --------------------
                                              John A. McMillan
                                              Chief Executive Officer