Form 10KSB
period 2001-12-31
LION INC/WA
filed 2002-04-01
CIK 941179

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER 0-25159
                                                -------

                                   LION, INC.
                 (Name of Small Business Issuer in its charter)


          WASHINGTON                                      91-2094375
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


      4700-42ND AVE. SW, SUITE 430, SEATTLE, WA                98116
      (Address of principal executive offices)               (Zip code)

                                (206) 577 - 1440
                           (Issuers telephone number)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]  No [_]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_]

         Issuer's revenues for its most recent fiscal year   $6,010,604
================================================================================

         The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 15, 2002 was approximately $2,431,201 based on the closing price for shares of the Company's common stock as reported by the OTC Bulletin Board for that date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

         On March 15, 2002, approximately 31,075,978 shares of the Company's common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         No documents are incorporated by reference.

         Transitional Small Business Disclosure Format (check one):
          Yes  [_]   No  [X]

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

         IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING BUT NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS IN THIS ANNUAL REPORT ON FORM 10-KSB ENTITLED "COMPETITION," "PROPRIETARY RIGHTS," "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE OF THIS REPORT. LION, INC. ("LION" OR THE "COMPANY") UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THIS DOCUMENT AS WELL AS OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-QSB TO BE FILED BY THE COMPANY DURING 2002.

OVERVIEW

         LION, Inc. ("LION" or the "Company") has been an innovator of Internet-based products and services for the mortgage industry since 1995. Originally founded as a Minnesota corporation in 1972, it operated under the name Plenum Communications, Inc. from October 1991 to December 2000. At various periods, we have conducted business under the name Lion Inc. and, through a subsidiary, as LionInc.com.

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

         LION is a leader in online services for connecting mortgage brokers with consumers, wholesale lenders, and industry vendors. The Company delivers tools that attract, capture, and service business for the originator. These tools help them serve their customers through an efficient and powerful online system that includes web marketing, wholesale lender connectivity, automated underwriting systems, and industry vendor links.

         With one of the largest interest rate pricing databases, strong mortgage broker penetration, and extensive consumer reach, LION is positioned to become a key player in an integrated mortgage network that connects mortgage brokers, wholesale lenders, and consumers.

INDUSTRY INFORMATION

         According to the Mortgage Bankers Association, loan originations in the mortgage industry in the U.S. are expected to total approximately $1.3 trillion in 2002. The industry is still paper intensive, and industry participants still interact with one another by phone, fax and express mail. However, approximately 60 percent of consumers search for loans online and online originations are expected to reach $335 billion by 2003. Use of the Internet in the mortgage industry is expected to reduce both processing time and average cost per transaction.

         Below are various terms related to the mortgage industry:

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

         MORTGAGE BROKERS. Recent studies by Wholesale Access indicate that there are approximately 30,000 mortgage brokerage firms in the country accounting for approximately 55% of residential mortgage loans. The median mortgage brokerage firm has one office, originates 125 loans, and employs 5 loan officers which is consistent with earlier findings. There appears to be a total market of approximately 150,000 mortgage originators within these brokerage firms.

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

         Wholesale lenders do not incur certain staffing costs, since they rely on brokers to interface with the consumer. Hence, they quote a "wholesale" rate, which tends to be about 1-1.5 points less than the retail rate. This allows the mortgage broker to "mark up" the loan by that amount as its fee and still compete with the retail lenders. For instance, the retail rate might be 7% with two points, but the wholesale rate might be 7% with one point. The mortgage broker shows his client 7% with two points, paying one point to the lender and keeping one point as their fee.

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

         Some lenders deal primarily in conforming loans, but also will offer programs for loans that meet most of these requirements except for one or two. For instance, many will offer programs for "jumbo" loans, those that exceed the maximum loan size for conforming loans (currently $300,700 for single family residences), and many will accept less rigorous documentation. The lenders cannot sell these loans to the GSEs. They can either keep these loans in their own portfolios or sell them to entities other than the GSEs.

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

         BORROWERS/CONSUMERS. Borrowers/consumers are currently using the Internet to search for information to assist them in finding a mortgage company. It is estimated that around 60% of all mortgage shoppers do online research. The primary reason for an online information search is to find the lowest interest rate. Secondary reasons include calculations, information, and convenience. The borrower/consumer should become more comfortable with technology and more often move past the information seeking stage. It is estimated that up to 10% of all mortgage shoppers will apply online by the Year 2005.

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

         LION currently generates revenues through four distinct categories with a majority of the underlying customer base being comprised of mortgage brokers/originators, lenders or a combination of both. The categories are membership, marketing, technology, and transaction fees and are described below. Any statistical information is as of December 31, 2001.

         MEMBERSHIP FEES.   Membership fees come from LION's subscription-based
products and services.  They are LION Pro, Mortgage 101 and Free Dot Com.

         First, LION Pro consists of LION Loan Search, LoanLink, News Now and Ratesheets on Demand. Through this product, we provide wholesale mortgage rate, fee, and program information through our LION Pro information service to nearly 4,600 mortgage brokers nationwide. Lion Loan Search provides the key feature to this password-protected service by allowing easy access to our extensive lender database. This database is updated daily, over one hundred participating lenders in 77 regions in the country. The database is comprised of over 17,000 loan programs and 17,000,000 pricing variations.

         LION will be launching a series of productivity tools that will improve the efficiency of the mortgage broker during the origination process. These improvements are outline below in "INITIATIVE # 1 FOR 2002".

         INITIATIVE # 1 FOR 2002. Enhance the core online services for brokers. We plan to enhance the core online service for broker originators with a focus on the broker office (the entire origination team). The office-based approach will give all team members access to the Company's productivity tools through a multi-user license. The online origination system will provide a private database representing all the organization's lenders and vendors, new loan program search parameters, management tools, and integrated third party software providing credit decisions and vendor settlement services. The Company will focus on delivering technology and services to the broker originator that will streamline their work process, shorten turn around times, and improve their profitability.

         The second product in the membership category is Mortgage 101, consisting of hundreds of mortgage information pages, interactive calculators, live interest rates displayed from LION's Multi-Lender Rate Feed, prequalification and application tools, and back-end rate and lead management tools. This service is provided to approximately 2,450 mortgage brokers nationwide.

         Finally, Free Mortgage Dot Com is a template web site using Mortgage101 technology with the mortgage originators' logo and colors delivered with no set up fees and free one-year domain name registration. There are over 970 mortgage brokers using this template web site.

         MARKETING FEES. Marketing fees are generated through LION's marketplace web sites, LionInc.com and Mortgage101.com. Consumers visiting the Mortgage101.com web site check live interest rates, use pre-qualification tools, and submit "1003" applications to LION's network of advertisers. Originator advertisers pay marketing fees for ad banners, web site promotion, and lead generation. Originators visit the LionInc.com web site to check daily wholesale rates, submit loans, and access mortgage specific news and content. Wholesale lenders and industry vendors pay marketing fees for ad banners, web site promotion, and lead generation. Traffic totaling up to 1 million unique visitors a month is fed by
(i) over 9,000 co-branded electronic mortgage centers that have been established for realtors, real estate offices, relocation sites, associations, and city portals, and (ii) 6,000 brokers that have various LION membership services, have their web sites hosted by LION, or both.

         These unique visitors are converted into business leads which are distributed to LION originator customers. Through LION's new consumer initiative, it will develop processes to increase the value of these leads. See "INITIATIVE # 2 FOR 2002" below.

         INITIATIVE # 2 FOR 2002. Convert consumer traffic into high-value business generation. A growing number of consumers visit one of LION's consumer portals, Mortgage101.com, and its branded sites inquiring about loan programs offered by the Company's large network of originators. These inquiries are processed through a lead generation system. This system will be improved through third party credit profiling and advanced filtering and routing logic. Leads will then be converted from a flat marketing fee, to a variable "per lead" pricing model. The Company believes there will be strong demand from both broker and lender originators and the initiative will setup the streamlined process from consumer rate inquiry to funding.

         TECHNOLOGY FEES. Technology fees are related to (i) mortgage originator and (ii) wholesale and/or retail lender web site development and hosting. For the mortgage originator, we provide web site technology, content and design that includes news, articles, and calculators to deliver valuable information to the user. These web sites are both template-driven and customer design solutions that deliver a combination of standard and custom content. For the wholesale and/or retail lender, LION provides an Application Service Provider (ASP) solution referred to as LoanCAT. Through this technology, we allow lenders to provide brokers with web-based tools that facilitate an efficient and fast loan process. The product features origination applications such as product and pricing search engines, real-time rate locking capabilities, electronic 1003 manager, loan status monitoring and a broadcast E-mail center.

         For 2002, LION is launching a strategy designed to streamline the connection between the broker and the lender. See "INITIATIVE # 3 FOR 2002" below.

         INITIATIVE # 3 FOR 2002. Launch new online management tools for lenders. The Company plans to offer a new line of web-based management tools for lenders providing a streamlined connection to the broker originator. These tools will allow the lender to electronically submit rate pricing, receive rate locks and application files and manage user accounts, online documents, broker originator access, and vendor relationships. Most of the necessary technology was developed in 2001 through the Company's LoanCAT initiative and will be made available through a low-cost private label solution. Successful implementation of this strategy will increase lender participation and the strength of the large lender program and pricing database.

         TRANSACTION FEES. Transaction fees are generated by providing mortgage brokers the ability to submit electronic home loan applications for automated underwriting and quickly delivering an underwriting decision to the customer. To date, this revenue segment has not been a significant part of LION's revenue base but could be in the future.

SALES AND MARKETING

         Of our principal customer base, consisting of mortgage brokers, wholesale lenders and industry affiliates, brokers currently constitute the largest source of revenue. As the broker subscriber base grows, it is expected that the lenders and affiliates seeking access to that broker base will follow. Consequently, most of the marketing effort is devoted to the broker group. We continue to focus our marketing efforts to increase the visibility of this group in a number of ways:

         SALES FORCE. We maintain a professional sales force compensated on a commission basis. The sales force makes telephone solicitations, handles inbound phone inquiries and contacts brokers who register for our service.

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

         At various times, we advertise in these publications. In addition, senior managers of the Company have contributed articles on Internet usage by brokers and lenders to trade magazines such as SECONDARY MARKETING EXECUTIVE, MORTGAGE PRESS and MORTGAGE MATTERS. For additional information on advertising, see Note A (9) to the Financial Statements.

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

         ORIGINATION SOFTWARE VENDOR INTERFACE INTO LION LOAN SEARCH(TM). We are participating in an agreement with Calyx Software which allows a Calyx user to open a borrower file and perform a loan search. The interface extracts the needed information from the borrower file, launches the user's browser and accesses the LION Loan Search(TM) results page. This provides another entry point for the mortgage broker into our site. Similar agreements are being pursued with other mortgage software vendors.

         STATE ASSOCIATION MARKETING AGREEMENTS. We have entered into agreements with state mortgage broker associations, including Colorado, Arizona, and Mississippi. While these agreements vary, LION generally receives preferential promotional opportunities to the membership in exchange for hosting and maintaining the association web site.

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

RESEARCH AND DEVELOPMENT

         We develop our own proprietary software for providing products and services to our customers. These efforts are funded through operations and equity financing. Research and development expense was approximately $267,000 and $578,000 for 2001 and 2000, respectively.

COMPETITION

         The market for Internet-based services and products is still intensely competitive, rapidly evolving, and subject to rapid technological change. We expect competition to intensify and increase in the future. Technological barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software.

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

         We believe we will remain in a good competitive position as long as we continue to maintain the quality of our product and our relationships with lenders, brokers and affiliates. Our ability to compete successfully will depend, in large part, on our ability to continually enhance and improve existing products and services, to adapt products and services to the needs of our customers and potential customers, to successfully develop and market new products, and to continually improve operating efficiencies.

         We are also aware of competition in the broker home page development market. The market is comprised of a few strong competitors, such as Myers Internet and Ellie Mae. In addition, several industry affiliates, such as the Loan Origination Software Providers, have entered the market. The market also consists of small, local web companies who provide services for a wide range of industries. These small, local web companies do not have the technology necessary to provide mortgage brokers current technology specific to the mortgage industry. We provide them the licensed technology allowing the developer to facilitate the local relationship. The industry affiliates who have entered the market view their broker home page development as an ancillary product.

         We currently host over 2,000 web sites. This places us as the third largest provider of Internet sites for mortgage brokers and retail originators. We have the ability to deliver competitive technology and aggressive advertising campaigns. In addition, the broker home page product benefits from the market share resulting from our product and service offerings.

         Lender homepage competitors include a broad universe of web site makers and technology companies. However, to the best of our knowledge, we are one of the few companies providing lender web sites with connectivity to the mortgage broker with advanced technology.

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

GOVERNMENT REGULATION

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. There can be no assurance that the enactment of laws affecting telecommunications will not decrease the growth of the Internet, which in turn could decrease the demand for our products and services, increase the cost of doing business, or otherwise have an adverse effect on our business, operating results or financialcondition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. We cannot predict the impact, if any, that future regulation or regulatory changes might have on our business.

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

EMPLOYEES

         At December 31, 2001, we had 77 full-time associates, which included 18 commissioned marketing associates. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled technical engineers involved in new product development. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, customer service and administrative organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe relations with our employees are good.

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

WE HAVE NO HISTORY OF PROFITS AND OUR FUTURE PROFITABILITY REMAINS UNCERTAIN. IN ADDITION, FINANCIAL RESULTS FOR ANY PARTICULAR PERIOD WILL NOT PREDICT RESULTS FOR FUTURE PERIODS.

         We are working toward a goal of sustained profitability and took several important steps during 2001, including, merging our subsidiary with LION, reorganizing our senior management team, and consolidating our originator sales and service operations. While we are developing and initiating three new "revenue growth" initiatives (focusing on the originator office rather than the single broker, qualifying leads for brokers and building connectivity between the lender and the broker) during the first half of 2002, revenues for the year have remained flat at $6,010,604 and $6,115,316 for 2001 and 2000, respectively.

         We did achieve profitability for the second and third quarters of 2001, and net income for the year was $41,568 in 2001 compared to a net loss of $1,243,290 (restated) for 2000. However, we anticipate a loss for the first quarter and possibly the second quarter of 2002 while we develop and promote our new products and initiatives and are adversely affected by legal expenses. See Legal Proceedings. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

WE WILL NEED ADDITIONAL FINANCING; CURRENT FUNDS ARE INSUFFICIENT TO FINANCE OUR PLANS FOR GROWTH AND OUR OPERATIONS AT THE "DESIRED" RAPID PACE; WE COULD BE REQUIRED TO CUT BACK OR STOP OPERATIONS IF WE ARE UNABLE TO RAISE OR OBTAIN NEEDED FUNDING.

         Our existing working capital is not sufficient to allow us to execute our business plan as fast as we would like. We are planning to fund the development and implementation of our three initiatives for

2002 (focusing on the originator office rather than the single broker, qualifying leads for brokers and building connectivity between the lender and the broker) through funds generated from the Company operations. The development and implementation of our plans at a desired pace will require additional resources. If we are unable to obtain adequate capital financing through equity or other financings, we may not be able to successfully implement our short-term or long-term plans for expansion or to meet our working capital requirements. However, even if we succeed in our business plans, we may experience rapid growth requiring additional funds to expand our operations and organization.

         We do not have current commitments for financing sufficient to fund our expansion and marketing plans at our desired pace. In order to provide adequate working capital, we intend to explore a number of options to secure financing including the issuance of additional equity. We might not succeed, however, in raising equity capital or in negotiating and obtaining additional and acceptable financing when we need it. Our ability to obtain additional capital may depend on market conditions (including the market for Internet stocks), national and global economies and other factors beyond our control. If adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services or respond to competitive pressures would be significantly impaired.

WE ARE SUBSTANTIALLY DEPENDENT ON MORTGAGE BROKERS AND THE MORTGAGE BROKER INDUSTRY.

         LION's most critical customer continues to be the mortgage broker. Mortgage broker fees comprised of memberships, website services, lead generation and ad banners comprised 79% of our total revenues during 2001 compared to 72% in 2000. Customer agreements are short-term and renewable. There can be no assurance that these subscribers will continue to participate in the LION program, or that we will be able to attract new mortgage brokers at rates sufficient to maintain a stable or growing revenue base. We cannot assure you that the market for our products and services will continue to develop as expected. If the mortgage broker market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, our business operating results and financial conditions may be materially adversely affected.

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

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

         We are substantially dependent on the continued services of our key personnel, including our president, chief financial officer, our engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION and its operations. With respect to our proprietary software, while backup has been provided by the other full-time company engineers, currently there are portions of the database management and development that rely solely on Sam Ringer who is the author of the LION Pro software. We are in the process of creating the engineering redundancy that will reduce the reliance on this individual, but have not completed this task. Furthermore, we have not entered into employment agreements with these significant employees except for our president and chief financial officer. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options, which currently serve to retain and motivate key employees as they become vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period four years, subsequent to their hire date to provide additional incentive to remain at LION, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

         We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful PCs. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. In addition, the majority of our network infrastructure is located in Seattle, Washington, an area susceptible to earthquakes. The prospect of such unscheduled interruptions are quite possible in the foreseeable future, and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence.

         Despite the implementation of security measures, our systems may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We could experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access might lead to interruptions, delays or cessation in service to subscribers or deter potential subscribers. Although we intend to constantly update industry-standard security measures, these measures have been circumvented in the past, and there can be no assurance that measures we adopt will not be circumvented in the future. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our subscribers, which could have a materially adverse affect on our business, operating results and financial condition.

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

WE ARE ENGAGED IN LITIGATION WITH A FORMER DIRECTOR INVOLVING A SIGNIFICANT CLAIM FOR DAMAGES.

         LION is a party to a legal proceeding initiated by Billy Anders, a former director of LION. Although damages are speculative, plaintiff seeks an award in excess of one million dollars, together with emotional distress damages, punitive damages and an award of attorneys' fees. LION believes plaintiff's claims are without merit. Nevertheless, the outcome of this matter cannot be predicted at this time and if plaintiff is successful in obtaining a jury verdict, the award could be substantial and have a material adverse affect on the Company. See Legal Proceedings.

OUR STOCK TRADES ON THE OTC BULLETIN BOARD. OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

         The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2001, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $.17 to $.05 per share and the sale price of our common stock closed at $.09 per share on March 15, 2002. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

VOLUME OF SHARES ELIGIBLE FOR SALE COULD IMPAIR OUR STOCK PRICE AND HINDER FUTURE FINANCING EFFORTS.

         As of December 31, 2001, a substantial majority of the 31,026,978 outstanding shares of common stock and 1,500,000 shares of convertible preferred stock held by existing shareholders were issued and sold by the Company in private transactions in reliance on exemptions from the registration provisions of the Securities Act and are restricted securities within the meaning of Rule 144 under the Securities Act. Of the outstanding shares, including shares held by affiliates, 29,400,311 were issued on or before December 31, 2000, and may be currently eligible for resale in the open market, if any, subject to the volume and other conditions of Rule 144. There are no contractual restrictions on the resale of the outstanding common stock. The sale in the public market of these shares of restricted common stock, or the perception that these sales may occur, may depress prevailing market prices of the common stock.

OUTSTANDING OPTIONS AND WARRANTS, WHEN EXERCISED, WILL FURTHER DILUTE COMMON SHAREHOLDERS.

         As of December 31, 2001, there were outstanding stock options to purchase an aggregate of 5,822,000 shares of common stock at exercise prices ranging from $.05 to $2.00 per share, and warrants to purchase 1,521,667 shares of common stock at exercise prices ranging from $.20 to $1.75 per share. Employee options are subject to a restriction whereby option holders have agreed to not sell or otherwise transfer or dispose of shares of the common stock issued upon exercise of options in an amount which shall exceed 250,000 shares during any three-month period. The exercise of these outstanding options and warrants will dilute the percentage ownership of common stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for the common stock. Furthermore, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of these outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

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

ITEM 2.   DESCRIPTION OF PROPERTY

         We have relocated from our corporate offices in Renton, Washington. A lease termination agreement was signed effective August 1, 2001 whereby we were allowed to terminate the remainder of our lease with office space totaling 20,093 square feet for the time period of August 1, 2001 through July 31, 2004. There was no penalty and only minimal cost to the Company. In addition, any amounts owed to the Company, such as security deposits, have been paid in full to us, and we in turn completed all financial obligations to the Renton office lessor as of July 31, 2001.

         Our executive offices are now located in Seattle, Washington, where we currently lease approximately 8,274 square feet. The lease began August 1, 2001 and expires on July 31, 2007. We have the right to use this space for computer information services and related business uses. For sales, marketing and website development efforts, we lease approximately 5,485 square feet in Denver, Colorado. This lease expires October 31, 2004.

         All leases are operating leases. We believe that our current facilities are adequate and suitable for their current use, and that additional facilities will be available, when needed, upon commercially reasonable terms. We also believe that all of the leased space and all property maintained within are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

         During January 2001, LION, together with Allen Ringer, a former executive officer and director of LION, became parties to a legal proceeding initiated by Billy Anders, a former director of LION (BILLY R. ANDERS V. PLENUM COMMUNICATIONS, INC, A MINNESOTA CORPORATION, ALLEN RINGER, AND THE MARITAL COMMUNITY OF ALLEN RINGER AND JANE DOE RINGER filed in the Spokane County Superior Court, Case No. 00-207342-3). Mr. Anders seeks damages from LION and Allen Ringer on three theories of relief, including breaches of oral contract, torts associated with the making of such oral contracts including without limitation intentional misrepresentation, and racial discrimination on the basis of disparate treatment and retaliation. Although damages are speculative, plaintiff seeks an award in excess of one million dollars, together with emotional distress damages, punitive damages and an award of attorneys' fees. LION has counterclaimed against Mr. Anders for breach of fiduciary duty to the Company and its shareholders in the failure of Mr. Anders to disclose a material conflict of interest and for engaging in negligent mismanagement. LION seeks all of the damages awarded to Mr. Anders, if any, together with additional damages caused by Mr. Anders' breach of duty and negligence. The matter is currently scheduled for a jury trial on May 20, 2002.

         LION believes plaintiff's claims are without merit and that plaintiff will have serious problems establishing the Company's liability. Furthermore, LION could receive an award from plaintiff, together with an award of attorneys' fees. Nevertheless, the outcome of this matter cannot be predicted at this time and if plaintiff is successful in obtaining a jury verdict, the award could be substantial and have a material adverse affect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's common stock trades on the OTC Bulletin Board under the symbol "LINN." The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:


       Fiscal Year Ended December 31,         2001                  2000
                                        ------------------  --------------------
                                        High          Low    High          Low
                                        ----          ---    ----          ---
       First Quarter                   $0.172       $0.063  $1.375       $0.625
       Second Quarter                   0.100        0.060   0.875        0.406
       Third Quarter                    0.110        0.080   0.500        0.187
       Fourth Quarter                   0.090        0.050   0.266        0.125

         This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

         There were approximately 1,234 holders of record of our common stock as of March 15, 2002.

DIVIDEND POLICY

         We have not paid dividends on our common stock since our inception. Dividends on common stock are within the discretion of the Board of Directors and are payable from profits or capital legally available for that purpose. Our current policy is to retain any future earnings to finance the operations and growth of our business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

SHARES ELIGIBLE FOR FUTURE SALE

         In general, Rule 144 under the 1933 Act provides that securities may be sold if there is current public information available regarding the Company and the securities have been held at least one year. Rule 144 also includes restrictions on the amount of securities sold, the manner of sale and requires notice to be filed with the SEC. Under Rule 144 a minimum of one year must elapse between the later of the date of the acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale under the Rule. If a one-year period has elapsed since the date the securities were acquired, the amount of restricted securities that may be sold for the account of any person within any three-month period, including a person who is an affiliate of the Company, may not exceed the greater of 1% of the then outstanding shares of common stock of the Company or the average weekly trading volume in the over-the-counter market during the four calendar weeks preceding the date on which notice of sale is filed with the SEC. If a two-year period has elapsed since the date the securities were acquired from the issuer or from an affiliate of the issuer, a seller who is not an affiliate of the Company at any time during the three months preceding a sale is entitled to sell the shares without regard to volume limitations, manner of sale provisions or notice requirements. . See Risk Factors -- VOLUME OF SHARES ELIGIBLE FOR SALE COULD IMPAIR OUR STOCK PRICE AND HINDER FUTURE FINANCING EFFORTS.

RECENT SALES OF UNREGISTERED SECURITIES

         During the year ended December 31, 2001, the Company issued and sold the following securities:

          1. In March 2001, the Company sold an aggregate of 1,166,667 units consisting of common stock and warrants to three accredited individuals for an aggregate purchase price of $175,000. The recipients had access to all material information concerning the Company and acquired the securities for investment. Appropriate legends were affixed to the certificates issued in the transactions. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

          2. In May 2001, the Company sold an aggregate of 125,000 shares of common stock to 1 person at a purchase price of $.17 per share in connection with the exercise of outstanding options. A promissory note was received in the total amount of $21,250. The promissory note accrues interest at 10% per annum with a maturity date of November 15, 2002. The recipient had access to all material information concerning the Company. An appropriate legend was affixed to the certificate issued in the transaction. This issuance was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

          3. In October and December 2001, common stock totaling 175,000 shares and 55,000 shares, respectively, at $.10 per share totaling $23,000 were issued to one employee in lieu of cash for deferred compensation. The recipient was an accredited person, had access to all material information concerning the Company, and acquired the securities for investment. Appropriate legends were affixed to the certificates issued in the transactions. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

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

COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-QSB TO BE FILED BY THE COMPANY DURING 2002.

RESULTS OF OPERATIONS

         Mortgage brokers, wholesale lenders and industry affiliates constitute LION's principal income base, and therefore, the Company's primary sources of revenue. While borrowers are not currently part of LION's revenue base, they directly impact our core customer base.

         During 2001, one of the Company's main goals was to reach profitability. While second and third quarters were profitable, the fourth quarter had a net loss of $28,297 with net income for the year totaling $41,568. The results for the fourth quarter and full year of 2001 include unbudgeted legal expenses primarily related to a lawsuit initiated against LION by Billy Anders, Sr., formerly LION's Chairman, see Item 3 - LEGAL PROCEEDINGS above. Excluding these legal expenses, LION would have reported a profit for the fourth quarter and higher net income for the full year of 2001 in the amount of $28,000 and $125,000, respectively. Until the litigation with Billy Anders is settled, the Company anticipates that additional legal expenses will adversely affect its operating results in the first half of 2002, much as it did during the fourth quarter of 2001.

         For the fourth quarter of 2001, revenues were approximately $1.5 million, approximately the same as the fourth quarter of 2000. Revenues for the full year 2001 were approximately $6.0 million, compared to approximately $6.1 million for 2000. As stated above, the net loss for the fourth quarter was $28,297 and net income for the full year 2001 was $41,568, a significant improvement from a net loss of approximately $234,000 (restated) or ($0.01) per share for the fourth quarter of 2000, and from a net loss of approximately $1.2 million (restated) or ($0.04) per share in 2000.

         The move toward profitability was achieved primarily by reducing expenses. The Company merged its parent company with its subsidiary, closed the Spokane sales office, consolidated all sales and customer services functions in the Denver operation, and reorganized senior management and the engineering department.

         The goal for 2002 will be revenue growth on a quarterly basis while continuing to control costs. See LIQUIDITY AND CAPITAL RESOURCES below under the heading "2002 Plans" and Note C to the Financial Statements for further discussion on the Company's plans.

REVENUES

         Revenues decreased to $6,010,604 from $6,115,316 for the years ended December 31, 2001 and 2000, respectively. This represents a decrease of $104,712 or 2%. Total revenues of $6,010,604 for 2001 were comprised of mortgage broker fees of $4,768,822 or 79% of total revenues and lender fees of $1,241,782 or 21%. Total revenues of $6,115,316 for 2000 were comprised of mortgage broker fees of $4,411,870 or 72% of total revenues and lender fees of $1,703,446 or 28%.

         Fees from mortgage brokers increased to $4,768,822 from $4,411,870 for 2001 and 2000, respectively. This represents an increase of $356,952 or 8%. The increase was due primarily to growth in membership fees (LION Pro and Mortgage
101) totaling $124,903, marketing fees (lead generation and advertising) totaling $206,986, and technology fees (website development and hosting) totaling $33,297 which were offset by a reduction in transaction fees (vended services such as credit reports) totaling $8,234.

         Fees from lenders decreased to $1,241,782 from $1,703,446 for 2001 and 2000, respectively. This represents a decrease of $461,664 or 27%. The decrease was due primarily to a decrease in marketing fees (lead generation and advertising) totaling $231,535, technology fees (website development and hosting) totaling $212,134 and transaction fees (automated underwriting and other) totaling $17,995.

DIRECT COSTS

         Direct costs are comprised primarily of web site development, technology infrastructure support, and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs increased to $1,053,960 from $695,356 for 2001 and 2000, respectively. This represents an increase of $358,604 or 52%. Direct costs as a percentage of revenues increased to 18% from 11% for 2001 and 2000, respectively. The increase is primarily due to (i) the cost of labor to maintain, monitor and improve the systems and databases that deliver the Company's core products and services to its mortgage broker and lender customers and (ii) the establishment and strengthening of project management and quality assurance functions at the beginning of 2001 that did not formally exist in 2000.

SELLING AND MARKETING

         Marketing and selling expenses are comprised of marketing and advertising costs, sales salaries and related support costs. Marketing and selling expenses decreased to $1,725,005 from $2,343,677 for 2001 and 2000, respectively. This represents a decrease of $618,672 or 26%. These expenses as a percentage of revenues improved to 29% from 38% for 2001 and 2000, respectively. The decrease in selling and marketing expenses is primarily due to (i) the closure of the Company's Spokane sales office, (ii) the consolidation of mortgage originator sales, lender sales and customer service functions in the Denver sales office, and (iii) a reduction in advertising and tradeshow expenses.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised of management and administrative salaries and related costs, legal and audit fees, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses decreased to $2,418,803 from $3,050,505 for 2001 and 2000, respectively. This represents a decrease of $631,702 or 21%. General and administrative expenses as a percentage of revenues improved to 40% from 50% for 2001 and 2000, respectively. The decrease in costs was due primarily to (i) the merger of LION, Inc. (parent) and LionInc.com (subsidiary) on January 1, 2001, (ii) prior year consulting services related to obtaining and analyzing alternatives for funding that did not recur in the current year, (iii) improved bad debt experience in the current year and
(iv) reduced travel and entertainment expenses. These decreases were offset by an increase in occupancy costs.

COMPENSATION FROM STOCK OPTIONS ISSUED UNDER FAIR MARKET VALUE

         During the first quarter of 2000, certain long-time employees exercised stock options in consideration for nonrecourse promissory notes. Under APB Opinion No. 25, the issuance of stock options under such notes is in essence a new granting of options. By issuing nonrecourse notes, we extended the original terms of the fixed award, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the intrinsic value of the original award. For the three months ended March 31, 2000, we recorded compensation expense of $181,260 for the difference between the original intrinsic value and the intrinsic value of the new award. For the three months ended June 30, 2000, the remeasurement of variable stock option awards resulted in a reduction to expense totaling $79,680. For the six month period ended June 30, 2000 and for the year, compensation expense from stock options issued under fair market value totaled $101,580. No compensation expense related to stock options was recorded during 2001.

RESEARCH AND DEVELOPMENT

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses decreased to $267,113 from $577,550 for 2001 and 2000, respectively. This represents a decrease of $310,437 or 54%. Research and development expenses as a percentage of revenues decreased to 4% from 9% for 2001 and 2000, respectively. The decrease is primarily due to (i) the reallocation of research and development personnel to direct cost efforts in order to maintain and improve the systems that deliver the Company's core products and services, (ii) a reduction in other research and development resources to match up with the current availability of funding and (iii) a one-time write-off of a $56,200 database project during the first quarter of 2000.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses increased to $498,535 from $461,655 (restated) for 2001 and 2000, respectively. This represents an increase of $36,880 or 8%. Depreciation and amortization expenses were 8% of revenues for 2001 and 2000. The increase was due primarily to the capitalization of internally developed software needed to expand and improve our telecommunications and computer systems infrastructure.

INTEREST EXPENSE

         Interest expense decreased to $2,720 from $148,032 for 2001 and 2000, respectively. The decrease is primarily due to the pay off of the Company's line of credit in September of 2000.

INTEREST INCOME

         Interest income decreased to $3,011 from $21,696 for 2001 and 2000, respectively. Interest earned is primarily due to nonrecourse promissory notes related to the exercise of stock options by employees.

LIQUIDITY AND CAPITAL RESOURCES

2001 RESULTS:

         During 2001, the Company funded its activities through two sources. First, we received $175,000 from a limited number of accredited individuals participating in a private placement through the issuance of 1,166,667 units consisting of common stock and warrants. Second, we achieved positive cash flow from operations. At December 31, 2001, we had approximately $481,000 in cash and cash equivalents compared to approximately $117,000 at the end of 2000.

         During 2001, operating activities provided net cash of $527,638 compared to the net use of cash of $709,195 for operations during prior year. The net cash provided by operating activities for 2001 was primarily attributable to efficiencies gained from (i) the merger of the parent and subsidiary companies,

(ii) the closure of the Spokane sales office (iii) the consolidation of all originator sales and customer service functions into the Denver sales office, and (iv) the reorganization of senior management and the engineering department. These cost savings were offset by payments on accounts payable and other accrued liabilities. The net use of cash in operating activities for 2000 was primarily attributable to (i) research and development in internal software for automated underwriting and wholesale origination and fulfillment services (LoanCAT technology), (ii) a focus on delivering our core business, and (iii) occupancy and related costs for future growth.

         During 2001, we used net cash of $339,266 for our investing activities which was primarily for the capitalized portion of our (i) software development costs related to migration to new data base platforms, additional solutions to automated underwriting submissions, and upgrades to internal reporting systems and (ii) the purchase of operating system and application software for our network of servers and PC's. In the prior year, we used net cash in investing activities totaling $259,812 which was primarily related to the capitalized portion of our LoanCAT project (developing solutions for online wholesale origination and fulfillment services for lenders).

         During 2001, net cash proceeds from financing activities were $175,284. Proceeds received from financing activities were primarily the result of the private placement of the Company's common stock totaling $175,000. During 2000, net cash proceeds from financing activities were $717,612. Proceeds were primarily from warrant exercises and the private placement of preferred stock totaling $472,232 and $807,000, respectively. This enabled us to pay down our line of credit by $587,550 while at the same time reducing other current obligations throughout 2000.

2002 PLANS:

         The Company is continuing to implement its business plan which includes enhancing its existing core products and services to mortgage originators and lenders. In addition, several new initiatives are planned for revenue growth. The Company is also exploring partnerships with leading industry players that may accelerate delivery of these services. The initiatives are:

1. The launch of new online management tools for lenders. These web-based management tools will provide a streamlined connection between the lender and broker originator. Successful implementation of this strategy should increase lender participation and strengthen the Company's large lender program and pricing database.

2. The enhancement of core online services for originators. These enhancements will focus on the originator office (the entire origination team), resulting in streamlined work processes and shortened turn around times.

3. The conversion of consumer traffic into high-value business generation. A large number of consumers visit Mortgage101.com and its branded sites inquiring about loan programs offered by the Company's large network of originators. These inquiries are processed through a lead generation system. This system will be improved through third party credit profiling and advanced filtering and routing logic. Leads will then be converted from a flat marketing fee to a variable "per lead" pricing model. The Company believes there will be strong demand from both broker and lender originators. The initiative should enhance the setup of a streamlined process from consumer rate inquiry to funding.

         To ensure operational success of these initiatives, the Company expects to make greater investments in marketing, personnel, and professional services in coming periods. In addition, as disclosed above in "ITEM 3. LEGAL PROCEEDINGS" and below in "NOTE J - CONTINGENCIES" of the Financial Statements, the Company is party to a legal proceeding initiated by a former director. Management believes that all of the claims are without merit and is vigorously defending against them. The matter is currently scheduled for trial in May of 2002. The Company has budgeted for the necessary legal expenses.

         Also, the Company has received notification from an organization representing certain members of the software industry regarding the presence of unlicensed software products at the Company. The Company conducted a voluntary audit and corrective actions were taken. This organization has made a demand from the Company for compensation of past infringements and penalties in the amount of $165,000. The Company is currently in negotiation with this organization and believes that the liability, if any, will be substantially less than the amount claimed by them. The Company has not accrued or budgeted for potential infringements or penalties due to the uncertainty of the outcome of this contingency.

         While the first half of 2002 is not anticipated to be profitable, sustained quarterly profitability is anticipated beginning the second half of 2002. Management believes that working capital from operations is adequate to fund its initiatives, legal costs related to the lawsuit brought on by the past director, and a negotiated settlement, if any, related to the software infringements of the past. Cash flow from operations will be negative during the first half of 2002 but positive during the latter half, which should result in a net gain in cash flow and working capital for the year.

         If there is improvement in the capital markets and/or there is an increase in the Company's stock price, the Company will pursue additional equity funding. The Company believes it has a number of accredited investors who are friends of the Company who would participate in private placements. This would allow the Company to complete its initiatives more quickly and be more aggressive in pursuing potential alliances throughout 2002.

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements of LION, Inc. are included in Item 7:

         Report of Independent Certified Public Accountants
         Balance Sheets
         Statements of Operations
         Statement of Stockholders' Equity
         Statements of Cash Flows
         Notes to Financial Statements

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
LION, Inc.

We have audited the accompanying balance sheets of LION, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LION, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B of Notes to Financial Statements, the 2000 financial statements have been restated.


/s/  Grant Thornton LLP
Portland, Oregon
February 8, 2002

                                   LION, Inc.

                                 BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                                                      2001                 2000
                                                                                ----------------     ---------------
CURRENT ASSETS                                                                                          (Restated)
    Cash and cash equivalents                                                   $      480,910       $     117,254
    Accounts receivable, less allowance for doubtful accounts of $58,000
       and $82,390 in 2001 and 2000, respectively                                      363,168             457,705
    Prepaid expenses and other                                                          72,579              92,615
                                                                                ----------------     ---------------
         Total current assets                                                          916,657             667,574

PROPERTY AND EQUIPMENT, net                                                            875,807             861,847

OTHER ASSETS
    Goodwill - net                                                                     273,955             387,315
    Other assets                                                                        33,022              45,377
                                                                                ----------------     ---------------

                                                                                $    2,099,441       $   1,962,113
                                                                                ================     ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                            $       129,240     $      236,836
    Accrued liabilities                                                                 327,616            381,087
    Deferred revenue                                                                    277,449            305,100
                                                                                ----------------    ----------------

         Total current liabilities                                                      734,305            923,023

LONG - TERM OBLIGATIONS, less current maturities                                         51,325                 -

COMMITMENTS                                                                                 -                   -

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001 per share;
       authorized 5,000,000 shares; liquidation value $900,000                            1,500              1,500
    Common stock - authorized, 50,000,000 shares of $.001 par value                      31,027             32,665
    Additional contributed capital                                                   11,716,622         12,429,956
    Notes receivable from stockholders                                                  (21,250)          (969,375)
    Accumulated deficit                                                             (10,414,088)       (10,455,656)
                                                                                ----------------    ----------------
                                                                                      1,313,811          1,039,090
                                                                                ----------------    ----------------

                                                                                $     2,099,441     $    1,962,113
                                                                                ================    ================

        The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                                       2001                 2000
                                                                               -----------------    -----------------
                                                                                                         (Restated)
Revenues                                                                       $     6,010,604      $     6,115,316

Expenses

    Direct costs                                                                     1,053,960              695,356
    Selling and marketing                                                            1,725,005            2,343,677
    General and administrative                                                       2,418,803            3,050,505
    Compensation from stock options issued below fair market value                          -               101,580
    Research and development                                                           267,113              577,550
    Depreciation and amortization                                                      498,535              461,655
                                                                               -----------------    -----------------
                                                                                     5,963,416            7,230,323
                                                                               -----------------    -----------------
         Operating income (loss)                                                        47,188           (1,115,007)

Other income (expense)
    Interest expense                                                                    (2,720)            (148,032)
    Interest income                                                                      3,011               21,696
    Other expense                                                                       (5,911)              (1,947)
                                                                               -----------------    -----------------

         NET INCOME (LOSS)                                                     $        41,568      $    (1,243,290)
                                                                               =================    =================

Loss per common share - basic and diluted                                      $            -       $          (.04)
                                                                               =================    =================


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000


                                                             Preferred stock                 Common stock
                                                       ---------------------------   ----------------------------
                                                          Shares         Amount         Shares          Amount
                                                       ------------   ------------   ------------    ------------
Balance at January 1, 2000                                        -    $         -     31,415,622    $     31,416
Issuance of common stock in conjunction
   with exercise of warrants                                      -              -        980,964             981
Issuance of common stock in conjunction
   with exercise of stock options                                 -              -        544,167             544
Issuance of warrants for services received                        -              -              -               -
Issuance of Preferred stock in
   conjunction with financing                             1,500,000          1,500              -               -
Issuance of warrants as finders fee
   for financing                                                  -              -              -               -
Issuance of stock options for
   consulting services received                                   -              -              -               -
Issuance of stock options to employees
   under fair market value                                        -              -              -               -
Common stock returned for cancellation
   of notes receivable                                            -              -       (860,000)           (860)
Payment of notes receivable                                       -              -              -               -
Issuance of common stock in conjunction
   with purchase of Imark (Restated)                              -              -        584,558             584
Net loss for the year (Restated)                                  -              -              -               -
                                                       ------------   ------------   ------------    ------------
Balance at December 31, 2000 (Restated)                   1,500,000   $      1,500     32,665,311    $     32,665
                                                       ============   ============   ============    ============


                                                                         Notes
                                                        Additional     receivable
                                                       contributed        from       Accumulated
                                                         capital      stockholders     deficit          Total
                                                       ------------   ------------   ------------    ------------
Balance at January 1, 2000                             $ 11,187,120   $ (1,289,063)  $ (9,212,366)   $    717,107
Issuance of common stock in conjunction
   with exercise of warrants                                471,251              -              -         472,232
Issuance of common stock in conjunction
   with exercise of stock options                           329,639       (309,375)             -          20,808
Issuance of warrants for services received                  129,940              -              -         129,940
Issuance of Preferred stock in
   conjunction with financing                               743,090              -              -         744,590
Issuance of warrants as finders fee
   for financing                                             62,410              -              -          62,410
Issuance of stock options for
   consulting services received                              23,713              -              -          23,713
Issuance of stock options to employees
   under fair market value                                  101,580              -              -         101,580
Common stock returned for cancellation
   of notes receivable                                     (618,203)       619,063              -               -
Payment of notes receivable                                       -         10,000              -          10,000
Issuance of common stock in conjunction
   with purchase of Imark (Restated)                           (584)             -              -               -
Net loss for the year (Restated)                                  -              -     (1,243,290)     (1,243,290)
                                                       ------------   ------------   ------------    ------------
Balance at December 31, 2000 (Restated)                $ 12,429,956   $   (969,375)  $(10,455,656)   $  1,039,090
                                                       ============   ============   ============    ============

The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000

                                                            Preferred stock                 Common stock
                                                      ---------------------------   ----------------------------
                                                         Shares         Amount         Shares          Amount
                                                      ------------   ------------   ------------    ------------
Balance at December 31, 2000 (Restated)                  1,500,000   $      1,500     32,665,311    $     32,665
Issuance of common stock in conjunction
   with exercise of stock options                                -              -        140,000             140
Common stock issued in lieu of compensation                      -              -        320,000             320
Issuance of  common stock in
   conjunction with a Private Placement Offering                 -              -      1,166,667           1,167
Issuance of stock options for
   consulting services received                                  -              -              -               -
Common stock returned for cancellation
   of notes receivable                                           -              -     (3,265,000)         (3,265)
Net income for the year                                          -              -              -               -
                                                      ------------   ------------   ------------    ------------
Balance at December 31, 2001                             1,500,000   $      1,500     31,026,978    $     31,027
                                                      ============   ============   ============    ============

                                                                        Notes
                                                        Additional    receivable
                                                       contributed       from        Accumulated
                                                         capital     stockholders      deficit          Total
                                                      ------------   ------------   ------------    ------------

Balance at December 31, 2000 (Restated)               $ 12,429,956   $   (969,375)  $(10,455,656)   $  1,039,090
Issuance of common stock in conjunction
   with exercise of stock options                           23,660       (21,250)              -           2,550
Common stock issued in lieu of compensation                 36,180              -              -          36,500
Issuance of  common stock in
   conjunction with a Private Placement Offering           173,833              -              -         175,000
Issuance of stock options for
   consulting services received                             19,103              -              -          19,103
Common stock returned for cancellation
   of notes receivable                                    (966,110)       969,375              -               -
Net income for the year                                          -              -         41,568          41,568
                                                      ------------   ------------   ------------    ------------
Balance at December 31, 2001                          $ 11,716,622   $    (21,250)  $(10,414,088)   $  1,313,811
                                                      ============   ============   ============    ============

The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                      2001                2000
                                                                                 ---------------     ---------------
                                                                                                       (Restated)
Cash flows from operating activities
    Net income (loss)                                                            $      41,568       $  (1,243,290)
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities
          Depreciation and amortization                                                498,535             461,655
          Write off of capitalized software development costs                           15,000              56,200
          Interest earned on notes receivable                                                -              10,584
          Warrants issued for services received                                              -             129,940
          Warrants issued for financing costs                                                -             115,500
          Common stock and stock options issued for services received                   19,103              23,713
          Common stock issued in lieu of cash compensation                              36,500                   -
          Compensation expense on stock options issued below fair market value               -             101,580
          Changes in assets and liabilities
              Accounts receivable                                                       94,537             (77,158)
              Prepaid expenses and other                                                20,036             (37,738)
              Accrued liabilities                                                      (74,749)            (59,065)
              Accounts payable                                                        (107,596)           (198,086)
              Deferred revenue                                                         (27,651)             15,170
              Other assets                                                              12,355              (8,200)
                                                                                 ---------------     ---------------

                  Net cash provided by (used in) operating activities                  527,638            (709,195)

Cash flows from investing activities
    Capitalized software development costs                                            (224,742)           (224,870)
    Purchase of property and equipment                                                (114,524)            (34,942)
                                                                                 ---------------     ---------------

                  Net cash used in investing activities                               (339,266)           (259,812)

Cash flows from financing activities
    Payments on related party payables                                                       -             (60,500)
    Payments on line of credit                                                               -            (587,550)
    Payments on long-term obligations                                                   (2,266)                  -
    Proceeds from notes receivable                                                           -              65,622
    Proceeds from issuance of common stock and exercise of stock options               177,550              20,808
    Net proceeds from issuance of preferred stock                                            -             807,000
    Proceeds from exercise of warrants                                                       -             472,232
                                                                                 ---------------     ---------------

                  Net cash provided by financing activities                            175,284             717,612
                                                                                 ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                                   363,656            (251,395)

Cash and cash equivalents at beginning of period                                       117,254             368,649
                                                                                 ---------------     ---------------

Cash and cash equivalents at end of period                                       $     480,910       $     117,254
                                                                                 ===============     ===============

Supplemental cash flow information and non-cash investing and financing activities See note N

The accompanying notes are an integral part of these statements.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE A - SUMMARY OF ACCOUNTING POLICIES

LION, Inc., formerly Plenum Communications, Inc., and its subsidiary, LionInc.com, (collectively, the Company), are Washington corporations. Effective December 31, 2000, LION, Inc. moved its state of domicile from Minnesota to Washington. Effective January 1, 2001, LION, Inc. and LionInc.com were merged into one company in the State of Washington. LION, Inc., dba LionInc.com, provides its subscribers, principally mortgage brokers and agents, electronic access to a database of mortgage offerings by a multitude of lenders throughout the United States. LION, Inc. also generates revenue from advertisers who pay marketing fees for ad banners, web site promotion, and lead generation. Additionally, fees are earned related to mortgage originator and lender web site development and hosting.


A summary of significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.       Principles of Consolidation
         ---------------------------

The financial statements at December 31, 2000 are consolidated and include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated. Effective January 1, 2001, LION, Inc. and LionInc.com were merged into one company in the State of Washington.

2.       Cash and Cash Equivalents
         -------------------------

For purposes of the statement of cash flows, the Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

3.       Revenue Recognition
         -------------------

Subscription and service fees are recognized as revenue over the respective subscription periods or at the time the services are provided. Deferred revenue is recorded on prepaid subscriptions for periods ranging from 3 to 12 months and on advance billings for the subsequent months' subscriptions and services provided. Large web development contracts expected to span greater than 30 days are recognized over the production period, which approximates the percentage of completion method of revenue recognition.

4.       Property and Equipment
         ----------------------

Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives in determining depreciation are as follows:

        Computer equipment             3 to 5 years
        Computer software              3 to 5 years
        Equipment                           5 years

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

5.       Capitalized Software Development Costs
         --------------------------------------

The Company capitalized software development costs, intended for internal use, totaling $224,742 and $249,870 for the years ended December 31, 2001 and 2000, respectively. These costs are included in computer software in property and equipment and are amortized over a period of three years.

6.       Goodwill
         --------

Goodwill represents the excess cost of acquiring the assets of IMark, LLC over the fair value of net assets acquired at the date of acquisition, which is amortized using a straight-line method over five years. In conjunction with the purchase, it was agreed that if on the date one year from the date of closing (May 17, 2000), the average market price of the LION shares was less than $600,000, the Company, at its discretion, would make up the difference by either a payment of cash or through the issuance of additional shares of the Company's common stock. As the average market price of the shares issued was less than $600,000 at May 17, 2000, an additional 584,558 shares were issued at $.64 per share. The Company periodically reviews goodwill to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired assets is less than the carrying value of the goodwill. Accumulated amortization totaled $292,847 and $179,487 (restated) at December 31, 2001 and 2000, respectively.

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

8.       Loss Per Common Share
         ---------------------

Loss per share is based on the weighted average number of shares outstanding during each period. The weighted average number of common shares outstanding was 30,673,978 and 32,871,000 for the years ended December 31, 2001 and 2000, respectively. Preferred shares outstanding were included in the computation of diluted EPS during 2001, but excluded during 2000 as their effect was anti-dilutive. Warrants and options to purchase 7,343,667 and 4,563,250 shares of common stock were outstanding at the years ended December 31, 2001 and 2000 but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

9.       Advertising Costs
         -----------------

Advertising costs are expensed as incurred. Advertising expense was approximately $198,000 and $234,300 for the years ended December 31, 2001 and 2000, respectively.

10.      Research and Development Costs
         ------------------------------

All expenditures for research and development costs are expensed in the year incurred.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

11.      Income Taxes
         ------------

The Company records deferred income tax assets and liabilities based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted income tax rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the taxes paid and payable for the period and the change during the period in net deferred income tax assets and liabilities.

12.      Stock Issued for Services
         -------------------------

Issuances of shares of the Company's stock to employees or third-parties for compensation or services are valued using the 20 day trailing average closing price on the date of grant for employees and the date services are completed for non-employees.

13.      Stock Options
         -------------

The Company accounts for its stock option plan under SFAS No. 123 "Accounting for Stock-Based Compensation." As allowed under this statement, the Company continues to account for stock options for employees under APB No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure only requirements of SFAS No. 123.

14.      Recent Accounting Pronouncements
         --------------------------------

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company expects to adopt SFAS No. 142 during the first quarter of fiscal 2002. Management is in the process of evaluating the requirements of this statement. The final determination of the impact of this statement has not been completed.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for the retirement of tangible long-lived assets and the associated asset retirement costs. The Company believes the adoption of SFAS 143 will have no significant impact on its financial statements.

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

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE B - RESTATEMENT

The financial statements as of and for the year ended December 31, 2000 have been restated to correct an error with respect to accounting for additional consideration issued in 2000 in connection with a business combination. The effect of the restatement was to reduce the net loss for the year ended December 31, 2000 by $54,559 and to decrease goodwill and shareholders' equity by $319,558 at December 31, 2000. There was no effect on previously reported earnings (loss) per share or net cash flows.

The effect of the restatement on each of the quarters for the years 2001 and 2000 is as follows (unaudited and restated):

                                                                          Three months ended
                                                 ---------------------------------------------------------------------
                                                       March 31,       June 30,      September 30,      December 31,
                                                         2001            2001             2001              2001
                                                 ---------------------------------------------------------------------
   Net income (loss), as previously reported      $     (51,542)  $     40,461    $       10,800   $        (51,680)
   Effect of restatement                                 23,382         23,382            23,382             23,383
                                                 ---------------------------------------------------------------------
   Net income (loss), as restated                 $     (28,160)  $     63,843    $       34,182   $        (28,297)
                                                 =====================================================================

                                                       March 31,       June 30,      September 30,      December 31,
                                                         2000            2000             2000              2000
                                                 ---------------------------------------------------------------------

   Net loss, as previously reported               $    (413,855)  $   (266,766)   $     (359,804)  $       (257,424)
   Effect of restatement                                    -            7,794            23,382             23,383
                                                 ---------------------------------------------------------------------
   Net loss, as restated                          $    (413,855)  $   (258,972)   $     (336,422)  $       (234,041)
                                                 =====================================================================

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE C - MANAGEMENT PLANS

The Company is continuing to implement its business plan which includes enhancing its existing core of products and services to mortgage originators and lenders. In addition, several new initiatives are planned for revenue growth. The Company is also exploring partnerships with leading industry players that may accelerate delivery of these services. The initiatives are:

1. The launch of new online management tools for lenders. These web-based management tools will provide a streamlined connection between the lender and broker originator. Successful implementation of this strategy should increase lender participation and strengthen the Company's large lender program and pricing database.

2. The enhancement of core online services for broker originators. These enhancements will focus on the originator office (the entire origination team), resulting in streamlined work processes and shortened turn around times.

3. The conversion of consumer traffic into high-value business generation. A large number of consumers visit Mortgage101.com and its branded sites inquiring about loan programs offered by the Company's large network of originators. These inquiries are processed through a lead generation system. This system will be improved through third party credit profiling and advanced filtering and routing logic. Leads will then be converted from a flat marketing fee to a variable "per lead" pricing model. The Company believes there will be strong demand from both broker and lender originators. The initiative should enhance the setup of a streamlined process from consumer rate inquiry to funding.

To ensure operational success of these initiatives, the Company expects to make greater investments in marketing, personnel, and professional services in coming periods.

If the ability to obtain additional funding outside of operations presents itself, the Company will do so. However, management believes that cash flow from operations is adequate to fund the initiatives.

Management believes these plans provide for continuance of operations through January 1, 2003. However, there can be no assurance that the Company will be successful in implementing its planned initiatives or obtain adequate funding from internal or external sources for its future operations.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE D - PREPAID EXPENSES AND OTHER

Prepaid expenses and other consist of the following as of December 31:

                                                2001                 2000
                                          ----------------     ---------------

 Prepaid expenses                         $      65,588        $      84,485
 Other receivables                                6,991                8,130
                                          ----------------     ---------------

                                          $      72,579        $      92,615
                                          ================     ===============
NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:

                                                2001                 2000
                                          ----------------     ---------------

 Computer equipment                       $     524,741        $     467,953
 Computer software                            1,058,496              771,867
 Equipment                                      288,185              237,617
 Leasehold improvements                          18,396               37,714
                                          ----------------     ---------------
                                              1,889,818            1,515,151
 Less accumulated depreciation
  and amortization                            1,014,011              653,304
                                          ----------------     ---------------

                                          $     875,807        $     861,847
                                          ================     ===============

At December 31, 2001, the Company had $50,115 in fixed assets which were acquired under capital leases. Accumulated amortization on equipment under capital leases totaled $4,284 at December 31, 2001.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

                                               2001                2000
                                          ---------------     ----------------

 Salaries                                 $    126,040        $    139,689
 Payroll taxes                                  44,328              63,405
 Vacation                                       99,948              86,007
 Accrued software costs capitalized             25,000              25,000
 Other                                          32,300              66,986
                                          ---------------     ----------------

                                          $    327,616        $    381,087
                                          ===============     ================

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE G - LONG-TERM OBLIGATIONS


1. Notes payable and capital lease obligations consist of the following at December 31:

                                                                                        2001                     2000
                                                                                 -------------------      -------------------
    Software note payable in monthly installments of $873 at a fixed rate of
       17.3%; final payment due December 2004; collateralized by software        $         24,754         $              -

    Capital lease obligations payable in monthly installments of $242 at a
       fixed rate of 14.3%; final payment due December 2004                                 7,050                        -

    Capital lease obligations payable in monthly installments of $1,519 at a fixed rate of 17.3%; final payments due at various dates through
       November 2004                                                                       40,799                        -
                                                                                 -------------------      -------------------
                                                                                           72,603                        -
    Less current maturities                                                               (21,278)                       -
                                                                                 -------------------      -------------------

                                                                                 $         51,325         $              -
                                                                                 ===================      ===================

2.       Notes Payable:

Aggregate maturities of notes payable are as follows at December 31:

    Year ending December 31,
----------------------------------

             2002                  $          7,137
             2003                             8,055
             2004                             9,562
                                   ------------------

                                   $         24,754
                                   ==================

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE G - LONG-TERM OBLIGATIONS - Continued


3.       Capital Lease Obligations:

The Company conducts a portion of their operations utilizing certain equipment and software under capital leases. The following is a schedule by year of minimum rental payments under such leases:

                 Year ending December 31,
-----------------------------------------------------------

                           2002                             $        21,134
                           2003                                      21,134
                           2004                                      18,383
                                                            ------------------

     Total minimum lease payments                                    60,651

     Less amount representing interest                              (12,802)
                                                            ------------------

     Present value of net minimum lease payments            $        47,849
                                                            ==================

NOTE H - INCOME TAXES

The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, "Accounting for Income Taxes".

The income tax provision reconciled to the tax computed at the statutory federal rate was as follows for the years ended December 31:

                                                   2001               2000
                                              ---------------   ----------------
                                                                   (Restated)
  Tax provision (benefit) at statutory rate   $      14,133     $    (422,719)
  Non-deductible expenses                            41,924            43,838
  Other                                              85,785           (14,528)
  (Decrease) increase in valuation allowance       (141,842)          393,409
                                              ---------------   ----------------

       Total                                  $         -       $           -
                                              ===============   ================

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE H - INCOME TAXES - Continued

The components of deferred taxes are as follows at December 31:

                                                  2001              2000
                                             ----------------  ----------------
 Deferred tax asset:
     Intangible assets                       $       29,750    $          -
     Depreciation                                         -             1,199
     Liabilities not timely paid                     33,132            28,732
     Allowance for doubtful accounts                 19,720            28,013
     Stock options and warrants issued
      to consultants for services                     6,494            52,242
     Stock options issued to employees
      below fair value                                    -            34,543
     Net operating loss carryforward              2,218,460         2,287,959
                                             ----------------  ----------------
                                                  2,307,556         2,432,688
 Deferred tax liability:
     Depreciation                                    16,710                 -

 Valuation allowance                             (2,290,846)       (2,432,688)
                                             ----------------  ----------------

                                             $          -      $          -
                                             ================  ================

The Company has established a valuation allowance of $2,290,846 and $2,432,688 as of December 31, 2001 and 2000, respectively, due to the uncertainty of future realization of the net deferred tax assets. The valuation allowance was (decreased)/increased by $(141,842) and $393,409 during the years ended December 31, 2001 and 2000, respectively, based upon management's estimate of the realizability of the net deferred tax assets. The deferred tax asset related to net operating loss carryforwards and the valuation allowance at December 31, 2000 have been reduced by $630,887 to correct the amount of carryforwards available at that date. At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6,525,000 available to offset future income which expire in 2004 through 2021. Utilization of these carryforwards are dependent on future taxable income and could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code Section 382.

NOTE I - COMMITMENTS

The Company conducts a portion of its operations in leased facilities under operating lease agreements. The following is a schedule by years of approximate minimum rental payments under such operating leases, which expire at various dates through September 2007.

          Year ending December 31,
                    2002                               $     311,000
                    2003                                     323,400
                    2004                                     315,700
                    2005                                     226,800
                    2006                                     235,100
                 Thereafter                                  140,000
                                                       ---------------

       Total minimum payments required                 $   1,552,000
                                                       ===============

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE I - COMMITMENTS - Continued

The leases provide for payment of taxes and other expenses by the Company. Rent expense for leased facilities totaled approximately $475,000 and $426,000 for the years ended December 31, 2001 and 2000, respectively.

NOTE J - CONTINGENCIES

The Company has received notification from an organization representing certain members of the software industry regarding the presence of unlicensed software products at the Company. The Company conducted a voluntary audit and corrective actions were taken. This organization has made a demand from the Company for compensation of past infringements and penalties in the amount of $165,000. The Company is currently in negotiation with this organization and believes that the liability, if any, will be substantially less than the amount claimed by them. No accrual for potential infringements or penalties has been made at this time due to the uncertainty of the outcome of this contingency.

The Company is party to a legal proceeding initiated by a former director. Management believes that all of the claims are without merit and is vigorously defending against this claim. The matter is currently scheduled for trial in May of 2002. No accrual has been made related to this matter due to the uncertainty of its outcome.

In addition to these matters, the Company from time to time is involved in certain legal matters arising during the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's financial position or results of operations.

NOTE K - WARRANTS

The Company had the following warrants outstanding to purchase common shares as of December 31:

                                                                                         2001              2000
                                                                                    --------------    --------------

   Warrants issued in conjunction with marketing services whereby one warrant entitles the holder to purchase one share of common stock at an exercise

      price of $0.63, expiring through 2001                                                    -            50,000

   Warrants issued in conjunction with guarantees on the line of credit whereby one warrant entitles the holder to purchase one share of common stock at

      an exercise price of $1.06, expiring through 2001                                        -           280,000

   Warrants issued in conjunction with marketing services whereby one warrant entitles the holder to purchase one share of common stock at an exercise

      price of $1.75, expiring through 2002                                               50,000            50,000

   Warrants issued as a finders fee for financing whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of

      $.60, expiring through 2003                                                        105,000           105,000

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE K - WARRANTS - Continued

                                                                                        2001              2000
                                                                                   --------------    --------------

   Warrants issued for legal services related to financing whereby one warrant entitles the holder to purchase one share of common stock at an exercise
      price of $.78, expiring through 2003                                               200,000           200,000

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $.20 if exercised in the first 18 months of the contract and $.40 if exercised in the second 18 months of the contract, expiring through
      2004
                                                                                       1,166,667                 -
                                                                                   --------------    --------------

        Total                                                                          1,521,667           685,000
                                                                                   ==============    ==============

NOTE L - STOCK OPTIONS

The Company has a stock option plan accounted for under APB Opinion No. 25 and related Interpretations. The plan allows the Company to grant options to employees for up to 50,000 shares of common stock per employee. At December 31, 2001, 2,937,583 shares are available for future issuance under the plan. Options currently outstanding vest over a zero to five year period. Stock options are exercisable at not less than the market value of the Company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for stock options granted.

The fair value of option grants are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 2001: expected volatility of 145.51%; risk-free interest rate of 5.07%; expected lives ranging from 5 to 10 years; and, a zero percent dividend yield. The following weighted average assumptions were used for grants in fiscal year 2000: expected volatility ranging from 105.32% to 144.6%; risk-free interest rates ranging from 5.00% to 6.82%; expected lives ranging from 2 to 10 years; and, a zero percent dividend yield. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates, consistent with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31.

                                             2001                  2000
                                      -------------------    ------------------
                                                                (Restated)
 Net income (loss):
     As reported                      $       41,568         $   (1,243,290)
     Pro forma                        $     (626,737)        $   (1,947,044)

 Net loss per common share:
     As reported                      $            -         $         (.04)
     Pro forma                        $         (.02)        $         (.06)

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE L - STOCK OPTIONS - Continued

During 2001 and 2000, certain officers and employees exercised stock options in consideration for nonrecourse promissory notes. Under APB Opinion No. 25, the issuance of stock under such notes is in essence a new grant of options. By issuing nonrecourse notes, the Company extended the original terms of the fixed awards, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the intrinsic value of the original award. For the year ended December 31, 2001, no compensation expense was recorded as there was no difference between the intrinsic value of the new and old awards. For the year ended December 31, 2000, the Company recorded compensation expense of $101,580 for the difference between the original intrinsic value and the intrinsic value of the new award. In conjunction with the Company issuing the notes, the officers and employees also exercised their option to purchase the Company's common stock. As a result, the shares are reflected as issued and outstanding, however, the shares are held by the Company as collateral on the notes. The Company recorded notes receivable from shareholders totaling $21,250 and $309,375 during 2001 and 2000, respectively, for the exercise of these stock options.

At December 31, 2001, the Company has a note receivable from a stockholder for $21,250 resulting from the exercise of stock options. This promissory note plus accrued interest is due on November 15, 2002. During 2001, promissory notes totaling $969,375 were canceled and the related shares totaling 3,265,000 were retired due to non-payment of accrued interest.

At December 31, 2000, the Company had notes receivable from stockholders totaling $969,375. During 2000, notes receivable of $619,063 were canceled and the related shares totaling 860,000 were retired due to non-payment of accrued interest.

A summary of the Company's stock option plan activity is as follows:

                                                            2001                                  2000
                                              ---------------------------------     ---------------------------------
                                                                   Weighted                               Weighted
                                                                    average                                average
                                                                   exercise                               exercise
             Stock options                        Shares             price              Shares             price
-----------------------------------------     ---------------    --------------     ---------------     -------------
 Outstanding at beginning of year                3,878,250       $      .89            5,182,500        $     1.04
 Granted                                         3,060,000              .12            2,213,875               .63
 Forfeited                                        (976,250)             .57           (2,973,958)             1.01
 Exercised                                        (140,000)             .17             (544,167)              .61
                                              ---------------    --------------     ---------------     -------------

 Outstanding at end of year                      5,822,000       $      .56            3,878,250        $      .89
                                              ===============    ==============     ===============     =============

 Options exercisable at end of year              3,102,625       $      .65            1,310,713        $      .81
                                              ===============    ==============     ===============     =============
Weighted-average fair value of options
  granted during the year                                        $      .12                             $      .49
                                                                 ==============                         =============

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE L - STOCK OPTIONS - Continued

The following is a summary of stock options outstanding at December 31, 2001:

                              Outstanding Options                                         Options Exercisable
--------------------------------------------------------------------------------    ---------------------------------
                                          Weighted-             Weighted-                              Weighted-
    Exercise                               average          average remaining                           average
     price                 Number           price            contractual life          Number        exercise price
------------------    --------------    -------------    -----------------------    ------------    -----------------
  $ .05 - $ .25          3,010,000         $  0.19             8.07 years                  1,096,563     $   0.19
  $ .42 - $ .50            147,000         $  0.49              .29 years                     96,875     $   0.49
  $ .53 - $ .75            665,000         $  0.65              .97 years                    592,000     $   0.65
  $ .78 - $1.00          1,415,000         $  0.85             2.34 years                  1,023,437     $   0.85
  $1.01 - $2.00            585,000         $  1.68             2.28 years                    293,750     $   1.70

NOTE M -ISSUANCE OF COMMON STOCK AND SERIES A PREFERRED STOCK

On March 9, 2001, the Board of Directors authorized the Company to issue up to 4,000,000 units, each unit consisting of one (1) share of common stock and one
(1) 3-year, Class A Redeemable Warrant, in a private placement to accredited investors at a price of $.15 per unit. The exercise price of the warrants is $.20 per share if exercised during the first eighteen months or $.40 per share if exercised during the second eighteen months of the warrant period. The underlying shares are not registered under the Securities Act of 1933 and are "restricted securities" as that term is defined in Rule 144 as promulgated under the Act. During March 2001, the Company received $175,000 from accredited individuals participating in the private placement through the issuance of 1,166,667 units consisting of common stock and warrants. Proceeds were used for working capital.

On April 27, 2000, the Company filed a Certificate of Designation with the State of Minnesota providing for the designation of a series of preferred stock to be named "Series A Preferred Stock," consisting of 4,782,608 shares for financing of up to $3,000,000. On May 1, 2000, the Company received $900,000 during "the first closing" on the issuance of 1.5 million shares of Series A Preferred Stock. Issue costs totaled approximately $93,000. The Preferred Stock is not redeemable and one share of Preferred Stock can be converted at the option of the holder at any time after the date of issuance into one share of Common Stock. The Certificate of Designation requires that the Company adjust the conversion price for the holders of Series A Preferred Stock as a result of certain sales of stock. Because of the Private Placement Offering in 2001, the conversion price of Series A Preferred Stock has been automatically adjusted so that each share is now convertible at the rate of approximately 1.04 shares of Common Stock for each share of Series A Preferred Stock. The holder of each share of Series A Preferred Stock has the right to one vote for each share of Common Stock into which such Preferred Stock could then be converted. The remaining unissued shares of Series A Preferred Stock totaling 3,282,608 shares may be issued based on a schedule covering 180 days beginning April 28, 2000. On October 28, 2000, the subscribers' right to purchase these remaining unissued shares of Series A Preferred Stock expired. The proceeds from the sale of the Series A Preferred Stock were used to payoff certain Company obligations, enhance core products, and support future Company initiatives.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE N - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING
         ACTIVITIES

Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows for December 31:

                                                                               2001                  2000
                                                                          ----------------      ---------------
 Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                $           -         $     146,450

 Non-cash investing and financing activities
    Exercise of stock options by note receivable                          $      21,250         $     309,375
    Common stock retired for cancellation of notes receivable             $     969,375         $     619,063
    Assets acquired under capital leases and notes payable                $      74,869         $           -
    Issuance of warrants as finders fee for financing                     $           -         $      62,410
    Capitalized software costs incurred through accrued liability         $           -         $      25,000

NOTE O - RETIREMENT PLAN

The Company adopted a salary deferral retirement plan, or 401(k) plan, in April 2000. The plan covers all employees who meet the plan's eligibility requirements. The Company can make discretionary contributions to the plan. No contributions were made by the Company for the years ended December 31, 2001 and 2000.

NOTE P - QUARTERLY RESULTS (UNAUDITED)

The following is a summary of unaudited results of operations for the two years ended December 31, 2001 and 2000:

                                                                                        Net loss        Net loss
                                                                                        per basic      per diluted
Fiscal Year Ended                                Operating               Net             common          common
December 31, 2001:            Revenues          Income (Loss)      Income(Loss)          share            share
                              --------          -------------      ------------          -----            -----
                                                 (Restated)         (Restated)
First Quarter             $     1,491,135   $        (32,680)      $ (28,160)           $    -           $    -
Second Quarter            $     1,563,196   $         65,112       $  63,843            $    -           $    -
Third Quarter             $     1,492,828   $         42,824       $  34,182            $    -           $    -
Fourth Quarter            $     1,463,445   $        (28,069)      $ (28,297)           $    -           $    -

Fiscal Year Ended
December 31, 2000:

First Quarter             $     1,542,082   $       (366,755)      $ (413,855)          $(.01)           $(.01)
Second Quarter            $     1,483,772   $       (218,332)      $ (258,972)          $(.01)           $(.01)
Third Quarter             $     1,574,605   $       (322,227)      $ (336,422)          $(.01)           $(.01)
Fourth Quarter            $     1,514,857   $       (207,693)      $ (234,041)          $(.01)           $(.01)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Set forth below is information concerning our directors, executive officers and other key employees.

           Name                   Age               Position
           ----                   ---               --------
    DIRECTORS:
    John A. McMillan (1)          70         Chairman
    J.C. (Tuck) Marshall (1)      55         Director
    Jacob L. Smith  (2) (3)       62         Director
    Sam Ringer                    41         Director

    EXECUTIVE OFFICERS:
    John A. McMillan              70         CEO
    David Stedman                 52         President
    Chuck Aikens                  30         COO
    Steve Thomson                 49         CFO, Corporate Secretary, Treasurer


          (1)      Member of the Executive Committee
          (2)      Member of the Audit Committee
          (3)      Member of the Compensation Committee

         Following is a discussion of the business background of each director and executive officer. All directors serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. Sam Ringer, co-founder, is a full-time employee of the Company. The other directors devote only such time as may be necessary to our business and affairs.

DIRECTORS:

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

         J.C. (TUCK) MARSHALL joined our company as a director in July 1999 and is a member of the Executive Committee. Mr. Marshall formerly served as president of the National Association of Mortgage Brokers (NAMB) and is currently the president of J.C. Marshall Financial Services Inc., a licensed brokerage of mortgages, real estate, and insurance in Tinley Park, Illinois. He is a former president of Margo Financial Services LLC, a national provider of wholesale residential mortgages and a division of Argo FSB. Mr. Marshall is past president of the Illinois Association of Mortgage Brokers Education Foundation and a member of the UG/UIG Advisory Board. He was formerly Advisory Association Member for Chase Mortgage. His past accomplishments also include; president of the Illinois Association of Mortgage Brokers, NAMB Regional broker of the Year in 1995, NAMB Volunteer of the Year in 1996/1997, and NAMB Legislative Chairman in 1998. As president of NAMB, Mr. Marshall developed contacts at all levels of congress and state governments through his lobbying efforts. Mr. Marshall also developed strong working relationships with the leadership of the national and state mortgage broker associations along with the nation's leading mortgage industry companies.

         JACOB L. SMITH has been a director since June 1998. Mr. Smith, an attorney with Smith Kosanke & Wright, has practiced business law in Lynden, Washington for the last thirty-five years. Mr. Smith received a B.S. degree in Chemical Engineering from the University of Washington in 1962. He received a J.D. law degree from Willamette University Law School in Salem Oregon in 1965.

         SAM RINGER co-founded our company and has been a director since 1989. He has served as President of LionInc.com from 1997 to March 2000 and during the period from 1991 through 1995. From February 1999 to March 2000 he also served as Chief Executive Officer of LionInc.com. He was co-architect and author of the LionInc.com software. He received his training as a computer engineer and programmer in Spokane, WA at Spokane Falls Community College and Gonzaga University. Prior to his tenure with the Company, Mr. Ringer served for two years as a mortgage broker at Mornet Mortgage, a Seattle mortgage brokerage firm.

OFFICERS:

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

         CHUCK AIKENS, Chief Operating Officer of LION as of January 2001, has served as Senior Vice President of Sales and Marketing for LionInc.com since March of 2000 and has served as General Manager of the Denver operations since May of 1999. Mr. Aikens was the original business developer and software programmer of Mortgage101.com and America Mortgage Online in 1995. Mr. Aikens served as President of IMark Design Group which was acquired by LionInc.com in May of 1999. Mr. Aikens has experience in the industry accumulating 4 years of origination and management experience with North American Mortgage Company and Banc One Mortgage. Mr. Aikens obtained a Bachelor's degree at Metropolitan State College of Denver in Finance and Accounting and has also attended the Illinois Institute of Technology, University of Florida, and University of Colorado. In his educational background, Mr. Aikens has also gained expertise in several programming languages, database architecture, internet software design, and web development.

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

Board of Directors

         Our board of directors is composed of four members. Each director currently serves until the next annual meeting of stockholders or until his successor is duly elected and qualified. At each annual meeting of stockholders, the directors' successors will be elected to serve until the next annual meeting of stockholders. In addition, our bylaws provide that the authorized number of directors will be between three and nine, with the exact number to be determined by a majority of our board of directors or stockholders.

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

         The Audit Committee is responsible for reviewing the results and scope of audits and other services provided by the Company's independent auditors and the fees for related services performed during the year. The Audit Committee also recommends to the Board of Directors the firm to be appointed as independent auditors. The Audit Committee discusses audited financial statements with management and generally meets with and considers suggestions from members of management and our internal accounting personnel, as well as our independent accountants, concerning our financial operations. The Audit Committee reviews our annual financial statements, discusses with the auditors matters relating to specific auditing standards, the accountants' independence, and difficulties encountered during the course of the audit. The Audit Committee further reviews its own independence and recommends to the Board of Directors that the audited financial statements be included in our annual report. Mr. Smith serves as the sole member of the Audit Committee.

         The Compensation Committee makes recommendations concerning retirement and benefit plans and salaries and incentive compensation of executive personnel and employees of, and consultants to, the Company. The Compensation Committee also administers the Company's 1998 Stock Option Plan, including the approval of grants under the plan to our employees, consultants and directors. Mr. Smith currently serves as the sole member of the Compensation Committee.

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

         Based upon a review of the copies of the Section 16(a) reports furnished to us, or written representations from one or more of these persons, no annual Form 5 reports were required to be filed by them for the 2001 fiscal year. We believe that there has been compliance with all Section 16(a) filing requirements applicable to our officers, directors and ten-percent beneficial owners; except that Sam Ringer failed to file one monthly report covering one transaction, but did report this transaction late on a Form 4; Jack McMillan failed to file two monthly reports covering two transactions, however, these transactions were filed late on a Form 4; and Jake Smith filed a Form 5 late that included one deferred transaction and one unreported transaction.

ITEM 10.   EXECUTIVE COMPENSATION

         The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2001, 2000 and 1999 by our Chief Executive Officer and the other most highly compensated executive officers serving during the year ended December 31, 2001.

                                            Summary Compensation Table*
                                            ---------------------------

                                           Annual Compensation             Long-Term Compensation
                                    --------------------------------     ---------------------------
                                                                                        Securities
                                                                         ---------      Underlying
                                                                           Stock         Options/
Name and Principal Position          Year       Salary        Other        Awards        Warrants
---------------------------         ------     --------      -------     ---------      -----------
John A. McMillan, CEO                2001            -            -           -            15,000
                                     2000            -            -           -            30,000
                                     1999            -      $16,250           -           440,000

David Stedman, President             2001     $119,900            -           -           500,000

Steve Thomson, CFO                   2001     $ 76,100      $36,500(1)        -           400,000


 (*) Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted.

 (1) 320,000 shares of common stock were issued in lieu of cash compensation at fair market value with prices ranging from $.10 to $.15 per share.

 OPTION GRANTS LAST FISCAL YEAR.

         The following table sets forth information regarding options granted to our executive officers during 2001.

                                                 Number of       Percent of total
                                                 securities        stock options
                                                 underlying         granted to       Exercise or
                                               stock options       employees in       base price      Expiration
        Name and Principal Position               granted           fiscal year         ($/Sh)           date
        ---------------------------            -------------     ----------------    -----------      ----------
        John A. McMillan, CEO                       15,000               .5%            $0.06          12/17/05

        David Stedman, President                   500,000             16.3%            $0.20            2/2/11

        Steve Thomson, CFO                         400,000             13.1%            $0.20            2/2/11

            During the year ended December 31, 2001, we granted employees options to purchase shares of our common stock. The options vest at 6 1/4 % each quarter over sixteen quarters, with some of the options vesting at 12 1/2 % per quarter in profitable quarters. The options have a ten-year term, but are subject to earlier forfeiture or cancellation in connection with termination of employment or upon the optionee's death or disability.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE.

         The following table provides information with respect to stock options exercised by our named executive officers during the fiscal year ended December 31, 2001 and unexercised options or warrants held as of December 31, 2001. No stock appreciation rights were exercised during 2001 or were outstanding at December 31, 2001.

                                                      Number of Securities Underlying       Value of Unexercised
                              Shares                    Unexercised Options/Warrants            In-the-Money
                             Acquired                 -------------------------------         Options/Warrants
                                on          Value         at Fiscal Year-End (#)            at Fiscal Year-End ($)
                             Exercise      Realized   -------------------------------    --------------------------
          Name                 (#)           ($)        Exercisable  Unexercisable       Exercisable  Unexercisable
          ----                 ---           ---        -----------  -------------       -----------  -------------
John A. McMillan,
     CEO
      Options                   -             -           345,000           -                   -            -
      Warrants                  -             -           833,333           -                   -            -

David Stedman, President
      Options                   -             -           503,125        446,875                -            -

Stephen Thomson,
     CFO
      Options                   -             -           521,875        328,125                -            -

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

         As of December 31, 2001, the Company had granted options to purchase an aggregate of 17,351,375 shares of common stock (before reversion of 5,288,958 underlying shares due to stock option expirations and forfeitures), of which 5,822,000 underlying shares were outstanding at December 31, 2001. Of the options granted, 5,240,000 of underlying shares were issued to our directors, of which 915,000 were outstanding at December 31, 2001.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of December 31, 2001 of the Company's common stock by (a) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director of the Company, (c) each of the executive officers named in the Summary Compensation Table on this Form 10 - KSB, and (d) all directors and executive officers of the Company as a group.

                                                 Shares (2)       Percent (3)
Name and Address (1)                           Beneficially        of Voting
Of Beneficial Owner                                Owned           of Shares
-------------------                            ------------       ----------

DIRECTORS AND EXECUTIVE OFFICERS:

John A. McMillan                                2,760,966  (4)       8.19%
J.C. (Tuck) Marshall                              555,000  (5)       1.69%
Jacob L. Smith                                     85,000  (6)         *
Sam Ringer                                      1,710,420  (7)       5.23%
David Stedman                                     571,875  (8)       1.73%
Steve Thomson                                     870,000  (9)       2.63%

OTHER BENEFICIAL OWNERS:

ICM Asset Management, Inc.                      1,879,000 (10)       5.78%

All directors and executive officers as a       7,155,683           20.09%
group (7 persons)


* Less than one percent.

(1) Except as noted below, the business address of the directors and executive officers is 4700-42nd Avenue SW, Suite 430, Seattle, WA 98116.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of December 31, 2001 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Percentage of beneficial ownership is based upon 32,526,978 voting shares outstanding as of December 31, 2001, consisting of 31,026,978 shares of common stock and 1,500,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock held by the person or group noted in the footnotes to this table is convertible into an equivalent number of shares of common stock.

(4) John McMillan is deemed the beneficial owner of 1,582,633 shares of common stock, 345,000 shares underlying stock options and 833,333 shares underlying warrants granted but not yet exercised, because of his power to vote and dispose of those shares. The address of Mr. McMillan is 500 Pine Street, Seattle, WA 98101.

(5) Includes 355,000 shares underlying stock options not yet exercised. The address of Mr. Marshall is 23600 S. Sheer Rd., Frankfort, IL 60423.

(6) Includes 45,000 shares underlying stock options not yet exercised. The address of Mr. Smith is 3800 Ft. Bellingham Rd., Bellingham, WA 98225.

(7) Sam Ringer is deemed the beneficial owner of 1,543,753 shares of common stock and 166,667 shares underlying warrants not yet exercised, because of his power to vote and dispose of those shares.

(8)   Includes 571,875 shares underlying stock options not yet exercised.

(9)   Includes 550,000 shares underlying stock options not yet exercised.

(10) ICM Asset Management, Inc. is deemed the beneficial owner of the 1,500,000 voting shares of Series A Preferred Stock and 379,000 shares of common stock owned by Koyah Leverage Partners LP, Koyah Partners LP and Jim Simmons because of its power to vote and dispose of those shares. The address of ICM Asset Management, Inc. is 601 W. Main Ave., Suite 600, Spokane, WA 99201.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company received marketing and sales consulting services from Billy Anders, Sr., a Director of the Company until November 28, 2000. Mr. Anders was paid cash fees for these services totaling $11,435 for the year ended December 31, 2000. In addition, Mr. Anders assisted in finding an investor for the Company's private placement on April 28, 2000 for its Series A Preferred Stock. Mr. Anders received a fee of $63,000 for this along with warrants to purchase the Company's common stock totaling 105,000 shares at $.60 per share.

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

         Effective November 10, 2000, Allen Ringer resigned as President and as a director of LION. The terms of the separation agreement provided for a transition period through January 2001, during which Mr. Ringer's customary administrative duties would be transferred to LION. Mr. Ringer agreed to not compete with LION's business for a period of two (2) years and not seek or accept any nomination for a seat on the Board of Directors of the Company for a period of one (1) year. Mr. Ringer received severance payments totaling $60,000, paid incrementally from November 2000 to April 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         Exhibits are incorporated as part of this Annual Report by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-B):

2.1 Agreement and Plan of Merger (change of domicile from Minnesota to Washington) (2)
3.3      Articles of Incorporation of LION, Inc. (3)
3.4      By-laws of LION, Inc., a Washington corporation (4)
4.1      Specimen Common Stock Certificate (1)
10.1     1998 Stock Option Plan with Form of Option Agreement (1)
10.5 Premises Lease Agreement (Renton Property) dated as of June 30, 1999 (lease term beginning September 13, 1999 (5)
10.6 Office Suite Lease Agreement (Denver Property) dated as of September 19, 2000 (6)
10.7 Lease Termination Agreement dated June 21, 2001; effective August 1, 2001 - Renton Property (7)
10.8 Premises Lease Agreement (Seattle Property) - effective date August 1, 2001 (7)
10.9     Employment Agreement - S. Thomson
10.10    Employment Agreement - D. Stedman


(1) Incorporated by reference to the same exhibit number to the Company's Registration Statement on Form 10-SB (File No. 0-25159).
(2) Incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement dated October 20, 2000.
(3) Incorporated by reference to Exhibit B in the Company's Definitive Proxy Statement dated October 20, 2000.
(4) Incorporated by reference to Exhibit C in the Company's Definitive Proxy Statement dated October 20, 2000.
(5) Incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended September 30, 1999.
(6) Incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended September 30, 2000.
(7) Incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended June 30, 2001.

(b)      REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on April 1, 2002.

                                      LION, Inc.
                                      ----------
                                      (Registrant)

                                By:   /s/ John A. McMillan
                                ---   --------------------
                                      John A. McMillan
                                      CEO

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                        Title                      Date

   /s/ John A. McMillan          Chairman of the Board and CEO     April 1, 2002
   /s/ J.C. (Tuck) Marshall      Director                          April 1, 2002
   /s/ Sam Ringer                Director                          April 1, 2002
   /s/ Jacob L. Smith            Director                          April 1, 2002
   /s/ Steve Thomson             CFO                               April 1, 2002
   /s/ Lisa Bouchakian Dunn      Controller                        April 1, 2002

                                  EXHIBIT INDEX


2.1 Agreement and Plan of Merger (change of domicile from Minnesota to Washington) (2)
3.3      Articles of Incorporation of LION, Inc. (3)
3.4      By-laws of LION, Inc., a Washington corporation (4)
4.1      Specimen Common Stock Certificate (1)
10.1     1998 Stock Option Plan with Form of Option Agreement (1)
10.5 Premises Lease Agreement (Renton Property) dated as of June 30, 1999 (lease term beginning September 13, 1999 (5)
10.6 Office Suite Lease Agreement (Denver Property) dated as of September 19, 2000 (6)
10.7 Lease Termination Agreement dated June 21, 2001; effective August 1, 2001 - Renton Property (7)
10.8 Premises Lease Agreement (Seattle Property) - effective date August 1, 2001 (7)
10.9     Employment Agreement - S. Thomson
10.10    Employment Agreement - D. Stedman

(1) Incorporated by reference to the same exhibit number to the Company's Registration Statement on Form 10-SB (File No. 0-25159).
(2) Incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement dated October 20, 2000.
(3) Incorporated by reference to Exhibit B in the Company's Definitive Proxy Statement dated October 20, 2000.
(4) Incorporated by reference to Exhibit C in the Company's Definitive Proxy Statement dated October 20, 2000.
(5) Incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended September 30, 1999.
(6) Incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended September 30, 2000.
(7) Incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended June 30, 2001.