Form 10QSB
period 2002-03-31
LION INC/WA
filed 2002-05-15
CIK 941179

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                         COMMISSION FILE NUMBER 0-25159
                                                -------

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

            As of May 7, 2002, approximately 31,111,978 shares of the Company's common stock were outstanding.

================================================================================

                                   LION, Inc.
                                  Form 10 - QSB
                      For the Quarter Ended March 31, 2002


                                                                          PAGE
                               INDEX                                     NUMBER

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Balance Sheets at March 31, 2002 (unaudited) and
         December 31, 2001                                                  3

         Statements of Operations for the three months ended
         March 31, 2002 and 2001 (unaudited)                                4

         Statements of Cash Flows for the three months ended
         March 31, 2002 and 2001 (unaudited)                                5

         Notes to Financial Statements                                      6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7

PART II  OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                         19

Item 6   Exhibits and Reports on Form 8 - K                                19

         Signatures                                                        20

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                                   LION, Inc.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                     March 31,
                                                                                       2002               December 31,
                                                                                    (Unaudited)               2001
                                                                                   ------------           ------------
CURRENT ASSETS
     Cash and cash equivalents                                                     $    499,858           $    480,910
     Accounts receivable, less allowance for doubtful accounts of $50,000
         and $58,000 in 2002 and 2001, respectively                                     360,540                363,168
     Prepaid expenses and other                                                         115,195                 72,579
                                                                                   ------------           ------------

            Total current assets                                                        975,593                916,657

PROPERTY AND EQUIPMENT - net                                                            906,612                875,807

OTHER ASSETS
     Goodwill - net                                                                     273,955                273,955
     Other assets                                                                        33,022                 33,022
                                                                                   ------------           ------------

                                                                                   $  2,189,182           $  2,099,441
                                                                                   ============           ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                              $    176,786           $    129,240
     Accrued liabilities                                                                394,974                327,616
     Deferred revenue                                                                   289,894                277,449
                                                                                   ------------           ------------

            Total current liabilities                                                   861,654                734,305

LONG-TERM OBLIGATIONS, less current maturities                                           45,518                 51,325

COMMITMENTS AND CONTINGENCIES                                                              --                     --

STOCKHOLDERS' EQUITY
     Preferred stock - authorized, 5,000,000 shares of $.001 par value,
        liquidation value $900,000                                                        1,500                  1,500
     Common stock - authorized, 50,000,000 shares of $.001 par value                     31,094                 31,027
     Additional contributed capital                                                  11,725,650             11,716,622
     Notes receivable from stockholders                                                 (21,250)               (21,250)
     Accumulated deficit                                                            (10,454,984)           (10,414,088)
                                                                                   ------------           ------------
                                                                                      1,282,010              1,313,811
                                                                                   ------------           ------------

                                                                                   $  2,189,182           $  2,099,441
                                                                                   ============           ============

        The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended March 31,
                                                  ---------------------------------
                                                      2002                  2001
                                                  -----------           -----------
                                                                         (Restated)
Revenues                                          $ 1,510,963           $ 1,491,135

Expenses
     Direct costs                                     219,350               260,178
     Selling and marketing                            482,024               470,325
     General and administrative                       638,637               610,456
     Research and development                          89,805                58,126
     Depreciation and amortization                    119,682               124,730
                                                  -----------           -----------
                                                    1,549,498             1,523,815
                                                  -----------           -----------

            Operating loss                            (38,535)              (32,680)

Other (expense) income
     Interest expense                                  (3,202)                 (646)
     Interest income                                      841                   144
     Other income                                        --                   5,022
                                                  -----------           -----------

            NET LOSS                              $   (40,896)          $   (28,160)
                                                  ===========           ===========

Loss per common share, basic and diluted          $      --             $      --
                                                  ===========           ===========







        The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three months ended March 31,
                                                                                     -----------------------------
                                                                                        2002                2001
                                                                                     ---------           ---------
                                                                                                         (Restated)
Cash flows from operating activities
     Net loss                                                                        $ (40,896)          $ (28,160)
     Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities
              Depreciation and amortization                                            119,682             124,730
              Common stock and stock options issued for services received                3,566               7,195
              Common stock issued in lieu of cash compensation                           4,629              13,500
              Changes in assets and liabilities
                  Accounts receivable                                                    2,628              64,713
                  Prepaid expenses and other                                           (42,616)            (41,402)
                  Accounts payable                                                      47,546             (45,830)
                  Accrued liabilities                                                   86,054                (222)
                  Deferred revenue                                                      12,445                (587)
                                                                                     ---------           ---------

                        Net cash provided by operating activities                      193,038              93,937

Cash flows from investing activities
     Capitalized software development costs                                            (94,317)            (66,324)
     Purchase of property and equipment                                                (56,170)             (8,755)
                                                                                     ---------           ---------

                        Net cash used in investing activities                         (150,487)            (75,079)

Cash flows from financing activities
     Payments on notes payable and long-term obligations                               (24,503)               --
     Proceeds from issuance of common stock and exercise of stock options                  900             177,550
                                                                                     ---------           ---------

                        Net cash provided by (used in) financing activities            (23,603)            177,550
                                                                                     ---------           ---------

Net increase in cash and cash equivalents                                               18,948             196,408

Cash and cash equivalents at beginning of period                                       480,910             117,254
                                                                                     ---------           ---------

Cash and cash equivalents at end of period                                           $ 499,858           $ 313,662
                                                                                     =========           =========

Supplemental non-cash investing and financing activities:
     Common stock returned for cancellation of notes receivable                      $    --             $ 728,750



        The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                                  Form 10 - QSB

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.   FINANCIAL STATEMENTS

     The unaudited financial statements and related notes are presented as permitted by Form 10 - QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10 - KSB of LION, Inc. and notes thereto, for its fiscal year ended December 31, 2001.

NOTE 2. LOSS PER SHARE

     Basic loss per share is based on the income available to common stockholders compared to the average number of shares outstanding during each period. The weighted average number of common shares outstanding were 31,055,111 and 29,895,329 for the three months ended March 31, 2002 and 2001, respectively. The effect of potentially dilutive common stock equivalents on the computation of loss per common share for the three months ended March 31, 2002 and 2001 was anti-dilutive, and therefore, diluted loss per share is equal to basic loss per share.

NOTE 3. CONTINGENCIES

     The Company is party to a legal proceeding initiated by a former director. Management believes that all of the claims are without merit and is vigorously defending against this claim. The matter is currently scheduled for trial in late May of 2002. Although damages are speculative, plaintiff seeks an award in excess of one million dollars, together with emotional distress damages, punitive damages, and an award of attorneys' fees. No accrual has been made related to this matter due to the uncertainty of its outcome.

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

LION PRODUCTS AND SERVICES AND RELATED REVENUES

     LION currently generates revenues through primarily three distinct categories with a majority of the underlying customer base being comprised of mortgage brokers/originators, lenders or a combination of both. The categories are membership, marketing, and technology and are described below.

     MEMBERSHIP FEES. Membership fees come from LION's subscription-based products and services. They are LION Pro, Mortgage 101 and Free Dot Com.

     First, LION Pro consists of LION Loan Search, LoanLink, News Now and Ratesheets on Demand. Through this product, we provide wholesale mortgage rate, fee, and program information through our LION Pro information service to over 4,700 mortgage brokers nationwide. Lion Loan Search provides the key feature to this password-protected service by allowing easy access to our extensive lender database. This database is updated daily in 77 regions in the country for over 100 participating lenders. The database is comprised of over 23,000 loan programs and 17,000,000 pricing variations. Throughout 2002, the Company will be enhancing its core online services for brokers. Broker productivity tools will be offered through a multi-user agreement with a private database that incorporates the brokers' lenders, new loan program search parameters and other management tools. Several mortgage companies have signed multi-user agreements so far in 2002, which could bring over 1,000 new broker members and over 60 new wholesale lenders into the LION marketplace. To enable brokers to receive loan decisions from their private databases, the Company is also in the process of interfacing with various online decision engines connected to the lending source.

     The second product in the membership category is Mortgage 101, consisting of hundreds of mortgage information pages, interactive calculators, live interest rates displayed from LION's Multi-Lender Rate Feed, prequalification and application tools, and back-end rate and lead management tools. This service is provided to over 2,700 mortgage brokers nationwide.

     Finally, Free Mortgage Dot Com is a template web site using Mortgage101 technology with the mortgage originators' logo and colors delivered with no set up fees and free one-year domain name registration. There are approximately 1,100 mortgage brokers using this template web site.

     MARKETING FEES. Marketing fees are generated through LION's marketplace web sites, LionInc.com and Mortgage101.com. Consumers visiting the Mortgage101.com web site check live interest rates, use pre-qualification tools, and submit "1003" loan applications to LION's network of advertisers. Originator advertisers pay marketing fees for ad banners, web site promotion, and lead generation. Originators visit the LionInc.com web site to check daily wholesale rates, submit loans, and access mortgage specific news and content. Wholesale lenders and industry vendors pay marketing fees for ad banners, web site promotion, and lead generation. Traffic approximating 750,000 unique visitors a month and at times reaching 1,000,000 unique visitors is fed by (i) over 10,700 co-branded electronic mortgage centers that have been established for realtors, real estate offices, relocation sites, associations, and city portals, and (ii) 6,490 brokers that have various LION membership services, have their web sites hosted by LION, or both. The Company continues to work on a new lead generation system based on advanced filtering and routing logic. The Company is also considering collaboration with a potential alliance partner which could bring this more refined lead generation service to market sooner.

     TECHNOLOGY FEES. Technology fees are related to (i) mortgage originator and
(ii) wholesale and/or retail lender web site development and hosting. For the mortgage originator, we provide web site technology, content and design that include news, articles, and calculators to deliver valuable information to the user. These web sites are both template-driven and customer design solutions that deliver a combination of standard and custom content. For the wholesale and/or retail lender, LION developed technology for three lender web sites under the LoanCAT brand in 2001. This technology allows lenders to electronically submit rate pricing and receive rate lock requests and "1003" loan application files. A new online management interface was recently introduced to over 80 lenders in the LION marketplace.

     Effective May 6, 2002, LION announced the signing of a strategic alliance with IMX, Inc. that will incorporate IMX Exchange(R) technology and its participating lenders and brokers into the LION marketplace. IMX Exchange(R) is a robust loan program and price discovery engine that provides online rate lock and file submission between mortgage brokers and wholesale lenders. This addition to LION's large loan database and search engine will provide greater information, access and functionality to LION's member brokers. IMX will employ LION's established distribution channels, client service and online marketplace to support and market to the 2,600 broker companies that currently use IMX Exchange(R). LION will offer the IMX broker approval, online loan program and product discovery, real-time pricing engine and lock process to LION's member brokers, as well as introduce the IMX technology to its network of active wholesale lenders. LION expects to introduce IMX Exchange(R) to its members in the third quarter of 2002.

RESULTS OF OPERATIONS

     For the first quarter of 2002, the net loss was $40,896 as compared to a net loss of $28,160 for the first quarter of 2001. The results for the first quarter of 2002 include legal expenses related to a lawsuit initiated against LION by Billy Anders, Sr., formerly LION's Chairman, as discussed in the Company's SEC Form 10-KSB for the year ended December 31, 2001.

     Excluding these legal expenses, LION would have reported net income of approximately $86,000 for the first quarter of 2002 compared to a loss of approximately $22,000 in the first quarter of 2001. Until the litigation is settled, the Company anticipates that additional legal expenses will adversely affect its operating results in 2002, much as it did during the first quarter of 2002.

     The Company implemented SFAS No. 142 during the first quarter of 2002 which eliminates the amortization of goodwill. Amortization expense totaling $28,340 was included in the operating results for the first quarter of 2001. No amortization expense was recorded in the first quarter of 2002.

     We are beginning to see improved performance in different segments of our business as we continue to execute our new growth strategy as described in our annual report on Form 10 - KSB and below in this report. In the first quarter of 2002 compared to the same quarter in the prior year, we maintained a consistent level of membership and technology revenues and saw modest growth in marketing revenues. We also completed the restructuring of our lender services group and expect gradual growth in revenue from the introduction of new lender initiatives.

     We continue to focus on improving our core business. We are encouraged by our progress in the first quarter and the positive reaction from both brokers and lenders to our new service offerings. In coming periods, we anticipate increased adoption of our services by mortgage brokers, lenders and consumers and improvement in our operating performance.

REVENUES

            Revenues increased to $1,510,963 from $1,491,135 for the three months ended March 31, 2002 and 2001, respectively. This represents an increase of $19,828 or 1%. Total revenues of $1,510,963 for the three months ended March 31, 2002 were comprised of mortgage broker fees of $1,274,728 or 84% of total revenues and lender fees of $236,235 or 16%. Total revenues of

$1,491,135 for the three months ended March 31, 2001 were comprised of mortgage broker fees of $1,139,985 or 76% of total revenues and lender fees of $351,150 or 24%.

     The overall increase in the first quarter of 2002 totaling $19,828 in revenues compared to the same quarter in the prior year was primarily due to growth in marketing fees (collectively lead generating services and ad banners). Membership based services (collectively Lion Pro, Mortgage 101 and Free Dot Com) and technology fees (primarily web site development and hosting fees for lenders and mortgage brokers) remained comparable to the same quarter in the prior year.

     However, revenues in the first quarter of 2002 compared to the fourth quarter of 2001 increased $47,518 with modest growth in all three revenue categories of membership, marketing and technology fees.

DIRECT COSTS

     Direct costs are comprised primarily of web site development, technology infrastructure support, and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs decreased to $219,350 from $260,178 for the three months ended March 31, 2002 and 2001, respectively. This represents a decrease of $40,828 or 16%. Direct costs as a percentage of revenues were 15% and 17% for the three months ended March 31, 2002 and 2001, respectively. The decrease is due to (i) LoanCat projects not requiring the same level of fulfillment resources in the first quarter 2002 as compared to the same quarter in the prior year and (ii) the redeployment of infrastructure resources beginning in the fourth quarter of 2001 to research and development efforts on new product initiatives. This decrease was offset by an increase in project management and quality control functions throughout the Company.

SELLING AND MARKETING

     Marketing and selling expenses are comprised of marketing and advertising costs, sales salaries and related support costs. Marketing and selling expenses increased to $482,024 from $470,325 for the three months ended March 31, 2002 and 2001, respectively. This represents an increase of $11,699 or 2%. These expenses as a percentage of revenues were 32% for the three months ended March 31, 2002 and 2001, respectively. The slight increase is due to incentive programs for the Company's sales team and customer support efforts which are both directly related to the increase in revenues noted above.

GENERAL AND ADMINISTRATIVE

            General and administrative expenses are comprised of management and administrative salaries and related costs, legal and audit fees, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased to $638,637 from $610,456 for the three months ended March 31, 2002 and 2001, respectively. This represents an increase of $28,181 or 5%. General and administrative expenses as a percentage of revenues were 42% and 41% for the three months ended March 31, 2002 and 2001, respectively. The increase in costs was due primarily to legal fees related to the Billy Anders lawsuit which were offset by a reduction in rent expense due to the move to the new corporate headquarters in

Seattle from Renton, telephone costs due to beneficial contract changes and bad debt expense due to improved customer service and better quality sales.

RESEARCH AND DEVELOPMENT

     Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $89,805 from $58,126 for the three months ended March 31, 2002 and 2001, respectively. This represents an increase of $31,679 or 55%. Research and development expenses as a percentage of revenues increased to 6% from 4% for the three months ended March 31, 2002 and 2001, respectively. The increase is primarily due to the reallocation of fulfillment and infrastructure personnel to the research and development function to work on three major initiatives for 2002; enhancement of core online services for brokers, the conversion of consumer traffic into high-value business generation, and new online management tools for lenders. As funding becomes available, we expect to spend more time and resources in research and development.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased to $119,682 from $124,730 for the three months ended March 31, 2002 and 2001, respectively. This represents a decrease of $5,048 or 4%. The decrease was due to the implementation of SFAS No. 142 during the first quarter of 2002 which eliminates the amortization of goodwill beginning the first quarter of 2002. Amortization during the first quarter 2001 that did not recur in the same quarter in 2002 amounted to $28,340. This reduction was offset by additional depreciation on new fixed asset additions and amortization of internally developed software.

LIQUIDITY AND CAPITAL RESOURCES

FIRST QUARTER 2002 RESULTS:

     During the first quarter of 2002, the Company primarily funded its activities through operations. Sales for the quarter were better than expected which allowed the Company to grow its cash reserves compared to the end of 2001. At March 31, 2002, we had approximately $500,000 in cash and cash equivalents.

     During first quarter 2002, operating activities provided net cash of $193,038 compared to $93,937 during first quarter 2001. The net cash provided in operating activities for first quarter 2002 was primarily attributable to (i) revenue growth, primarily from our mortgage broker customers, (ii) improved bad debt experience, (iii) and a reduction in occupancy costs and other related costs due to moving the company headquarters to a smaller, more efficient location in Seattle. The net cash provided in operating activities for first quarter 2001 was primarily attributable to efficiencies gained from (i) the merger of the parent and subsidiary companies, (ii) the closure of the Spokane sales office (iii) the consolidation of all originator sales functions in the Denver sales office and (iv) the reorganization of the engineering department. These cost savings were offset by payments on accounts payable.

     During first quarter 2002, we used net cash of $150,487 for our investing activities which was primarily for (i) the capitalized portion of software development costs related to the Company's three initiatives; enhancement of core online services for brokers, the conversion of consumer traffic into high-value business generation, and new online management tools for lenders and
(ii) upgrades to hardware and software for the data center that delivers the Company's products and services. During first quarter 2001, we used net cash of $75,079 for our investing activities which was primarily for the capitalized portion of our software development costs related to our planned migration to a new data base platform.

            During first quarter 2002, the net use of cash for financing activities was $23,603. Cash used was primarily related to notes payable on the acquisition of application and database software for the Company's data center. During first quarter 2001, net cash proceeds from financing activities were $177,550. Proceeds received from financing activities were primarily the result of the private placement of the Company's common stock totaling $175,000.

2002 PLANS:

     The Company is continuing to implement its business plan which includes enhancing its existing core products and services to mortgage originators and lenders and its three major initiatives for revenue growth. The Company is also continuing to explore partnerships with leading industry players that may accelerate delivery of these services. Progress on the initiatives is as follows:

1. Launch new online management tools for lenders. LION developed technology for three lender web sites under the LoanCAT brand in 2001. This technology allows lenders to electronically submit rate pricing and receive rate lock requests and "1003" loan application files. A new online management interface was recently introduced to over 80 lenders in the LION marketplace. In addition, effective May 6, 2002, the Company announced the signing of a strategic alliance with IMX, Inc. that will incorporate IMX Exchange(R) technology and its participating lenders and brokers into the LION marketplace. See additional comments under the heading "TECHNOLOGY FEES" on pages 8 and 9 above.

2. Enhance core online services for brokers. The Company has begun to offer its broker productivity tools through a multi-user agreement with a private database that incorporates the brokers' lenders, new loan program search parameters and other management tools. Several mortgage companies have signed multi-user agreements so far in 2002, which could bring over 1,000 new broker members and over 60 new wholesale lenders into the LION marketplace. To enable brokers to receive loan decisions from their private databases, the Company is also in the process of interfacing with various online decision engines connected to the lending source.

3. The conversion of consumer traffic into high-value business generation. LION saw an increase in consumer leads and originator advertising revenue in the first quarter of 2002. This is due to increased realtor traffic generated through 10,700 realtor sites (1,600 new affiliate realtor sites added during the first quarter of 2002), as well as improvements made to Mortgage101.com, LION's consumer mortgage portal. The Company continues to work on a new lead generation system based on third party credit profiling and advanced filtering and routing logic. The Company is also considering collaboration with a potential alliance partner which could bring this service to market sooner.

     To ensure operational success of these initiatives, the Company expects to make greater investments in marketing, personnel, and professional services in coming periods.

     In addition, as disclosed in "ITEM 3. LEGAL PROCEEDINGS" in the SEC Form 10
- KSB for 2001 and NOTE 3 to the financial statements above, the Company is party to a legal proceeding initiated by a former director. Management believes that all of the claims are without merit and is vigorously defending against them. The matter is currently scheduled for trial in late May of 2002. Although damages are speculative, plaintiff seeks an award in excess of one million dollars, together with emotional distress damages, punitive damages, and an award of attorneys' fees. No accrual has been made on the Company's financial statements related to this matter due to the uncertainty of its outcome. The Company has budgeted for its own necessary legal expenses.

     While the first half of 2002 is not anticipated to be profitable, sustained quarterly profitability is anticipated beginning the second half of 2002. Management believes that working capital from operations is adequate to fund its initiatives and the legal costs related to the lawsuit brought on by the past director. Cash flow from operations may be negative during the first half of 2002 but positive during the latter half, which should result in a net gain in cash flow and working capital for 2002.

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

RISK FACTORS

     Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. You should carefully consider the risks before you decide to buy shares of our common stock. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

WE HAVE NO HISTORY OF SUSTAINED PROFITS AND OUR FUTURE PROFITABILITY REMAINS UNCERTAIN. IN ADDITION, FINANCIAL RESULTS FOR ANY PARTICULAR PERIOD WILL NOT PREDICT RESULTS FOR FUTURE PERIODS.

     We are working toward a goal of sustained profitability and took several important steps during 2001 and the first quarter of 2002, including, merging our subsidiary with LION, reorganizing our senior management team, consolidating our originator sales and service operations, and moving forward with our three major initiatives; enhancement of core online services for brokers, the conversion of consumer traffic into high-value business generation, and new online management tools for lenders. Annual revenues have remained flat at $6,010,604 and $6,115,316 for 2001 and 2000, respectively. The first quarter 2002 revenues grew to $1,510,963 compared to $1,463,445 and $1,491,135 for the fourth and first quarter of 2001, respectively. The growth has come primarily from improvements to existing core products and services. The potential growth in revenues related to our three new initiatives would not begin to occur until the last half of 2002.

     We did achieve profitability for the second and third quarters of 2001, and net income for the year was $41,568 in 2001 compared to a net loss of $1,243,290 for 2000. The loss for first quarter 2002 totaling $40,896 was anticipated with possibly a similar result expected in the second quarter of 2002. We anticipate profitability in the last half of 2002, and, if the three major initiatives achieve traction in the market place, a profit for 2002 is also anticipated. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

WE WILL NEED ADDITIONAL FINANCING; CURRENT FUNDS ARE INSUFFICIENT TO FINANCE OUR PLANS FOR GROWTH AND OUR OPERATIONS AT THE "DESIRED" RAPID PACE; WE COULD BE REQUIRED TO CUT BACK OR STOP OPERATIONS IF WE ARE UNABLE TO RAISE OR OBTAIN NEEDED FUNDING.

     Our existing working capital is not sufficient to allow us to execute our business plan as fast as we would like. We are planning to fund the development and implementation of our three initiatives for 2002 (focusing on the originator office rather than the single broker, qualifying leads for brokers and building connectivity between the lender and the broker) through funds generated from the Company operations. While the Company did grow its cash reserves during the first quarter of 2002, the development and implementation of our plans at a desired pace will require additional resources. If we are unable to obtain adequate capital financing through equity or other financings, we may not be able to successfully implement our short-term or long-term plans for expansion or to meet our working capital requirements. However, even if we succeed in our business plans, we may experience rapid growth requiring additional funds to expand our operations and organization.

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

WE ARE SUBSTANTIALLY DEPENDENT ON MORTGAGE BROKERS AND THE MORTGAGE BROKER INDUSTRY.

     LION's most critical customer continues to be the mortgage broker. Mortgage broker fees comprised of memberships, website services, lead generation and ad banners comprised 84% of our total revenues during the first quarter of 2002 with this percentage anticipated to grow throughout the remainder of the year. Customer agreements are short-term and renewable. There can be no assurance that these subscribers will continue to participate in the LION programs, or that we will be able to attract new mortgage brokers at rates sufficient to maintain a stable or growing revenue base. We cannot assure you that the market for our products and services will continue to develop as expected. If the mortgage broker market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, our business operating results and financial conditions may be materially adversely affected.

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

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

     We are substantially dependent on the continued services of our key personnel, including our president, chief financial officer, our engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION and its operations. With respect to our proprietary software, while backup has been provided by the other full-time company engineers, currently there are portions of the database management and development that rely solely on Sam Ringer who is a co-author of the LION Pro software. We are continuing to create the engineering redundancy that will reduce the reliance on this individual, but have not completed this task. Furthermore, we have not entered into employment agreements with these significant employees except for our president and chief financial officer. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options, which currently serve to retain and motivate key employees as they become vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years, subsequent to their hire date to provide additional incentive to remain at LION, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

     We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful PCs. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. In addition, the majority of our network infrastructure is located in Seattle, Washington, an area susceptible to earthquakes. The prospect of such unscheduled interruptions is quite possible in the foreseeable future, and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence.

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

WE ARE ENGAGED IN LITIGATION WITH A FORMER DIRECTOR INVOLVING A SIGNIFICANT CLAIM FOR DAMAGES.

     LION is a party to a legal proceeding initiated by Billy Anders, a former director of LION. Although damages are speculative, plaintiff seeks an award in excess of one million dollars, together with emotional distress damages, punitive damages and an award of attorneys' fees. LION believes plaintiff's claims are without merit. Nevertheless, the outcome of this matter cannot be predicted at this time and if plaintiff is successful in obtaining a jury verdict, the award could be substantial and have a material adverse affect on the Company. See Legal Proceedings in the Company's 10 - KSB for the year ended December 31, 2001.

OUR STOCK TRADES ON THE OTC BULLETIN BOARD. OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2001, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $.17 to $.05 per share and the sale price of our common stock closed at $.08 per share on May 7, 2002. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

VOLUME OF SHARES ELIGIBLE FOR SALE COULD IMPAIR OUR STOCK PRICE AND HINDER FUTURE FINANCING EFFORTS.

     As of December 31, 2001, a substantial majority of the 31,026,978 outstanding shares of common stock and 1,500,000 shares of convertible preferred stock held by existing shareholders were issued and sold by the Company in private transactions in reliance on exemptions from the registration provisions of the Securities Act and are restricted securities within the meaning of Rule 144 under the Securities Act. Of the outstanding shares, including shares held by affiliates, 29,400,311 or 95% were issued on or before December 31, 2000, and may be currently eligible for resale in the open market, if any, subject to the volume and other conditions of Rule 144. There are no contractual restrictions on the resale of the outstanding common stock. The sale in the public market of these shares of restricted common stock, or the perception that these sales may occur, may depress prevailing market prices of the common stock.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January 2002, we sold 15,000 shares of common stock to 1 person at a purchase price of $.06 per share in connection with the exercise of outstanding stock options. Cash consideration was received totaling $900. The recipient was an accredited person, had access to all material information concerning the Company, and acquired the securities for investment. The appropriate legend was affixed to the certificate issued in the transaction. The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

     During the first quarter of 2002, 52,000 shares of common stock at prices ranging from $.087 to $.09 per share totaling $4,629 were issued to one employee in lieu of cash for deferred compensation. The recipient was an accredited person, had access to all material information concerning the Company, and acquired the securities for investment. Appropriate legends were affixed to the certificates issued in the transactions. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits to Part II:

     None

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES
                                   ----------

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                LION, INC.
                                ----------
                               (Registrant)

Date: May 15, 2002              By: /s/ John A. McMillan
                                    -------------------------
                                    John A. McMillan
                                    Chief Executive Officer