Form 10QSB
period 2002-06-30
LION INC/WA
filed 2002-08-14
CIK 941179

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

                                 (206) 577-1440
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     As of August 6, 2002, approximately 31,336,978 shares of the Company's common stock were outstanding.
================================================================================

                                   LION, Inc.
                                  Form 10 - QSB
                       For the Quarter Ended June 30, 2002


                                                                           PAGE
                                                                          NUMBER
                                      INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Balance Sheets at June 30, 2002 (unaudited) and
            December 31, 2001                                                3

          Statements of Operations for the three and six month periods
            ended June 30, 2002 and 2001 (unaudited)                         4

          Statements of Cash Flows for the six months ended June 30,
            2002 and 2001 (unaudited)                                        5

          Notes to Financial Statements                                      6

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7

PART II   OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds                         20

Item 4    Other Information                                                 21

Item 6    Exhibits and Reports on Form 8 - K                                21

          Signatures                                                        21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   LION, Inc.
                                 BALANCE SHEETS

                                     ASSETS

                                                               June 30,       December 31,
                                                                 2002            2001
                                                             ------------    ------------
                                                              (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                $    528,473    $    480,910
    Accounts receivable, less allowance for doubtful
      accounts of $58,000 in 2002 and 2001                        372,687         363,168
    Prepaid expenses and other                                    113,354          72,579
                                                             ------------    ------------

           Total current assets                                 1,014,514         916,657

PROPERTY AND EQUIPMENT - net                                      900,884         875,807

OTHER ASSETS
    Goodwill - net                                                273,955         273,955
    Other assets                                                   33,022          33,022
                                                             ------------    ------------
                                                             $  2,222,375    $  2,099,441
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                         $    195,293    $    129,240
    Accrued liabilities                                           729,458         327,616
    Deferred revenue                                              283,563         277,449
                                                             ------------    ------------
           Total current liabilities                            1,208,314         734,305

LONG-TERM OBLIGATIONS, less current maturities                     39,441          51,325

COMMITMENTS AND CONTINGENCIES                                        --              --

STOCKHOLDERS' EQUITY
    Preferred stock - authorized, 5,000,000 shares of
      $.001 par value, liquidation value $900,000                   1,500           1,500
    Common stock - authorized, 50,000,000 shares of
      $.001 par value                                              31,301          31,027
    Additional contributed capital                             11,742,887      11,716,622
    Notes receivable from stockholders                            (21,250)        (21,250)
    Accumulated deficit                                       (10,779,818)    (10,414,088)
                                                             ------------    ------------
                                                                  974,620       1,313,811
                                                             ------------    ------------
                                                             $  2,222,375    $  2,099,441
                                                             ============    ============

        The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three months ended June 30,      Six months ended June 30,
                                      ----------------------------    ----------------------------
                                          2002            2001            2002            2001
                                      ------------    ------------    ------------    ------------
                                                       (Restated)                      (Restated)
Revenues                              $  1,606,313    $  1,563,196    $  3,117,276    $  3,054,331

Expenses
    Direct costs                           236,620         260,887         455,970         521,065
    Selling and marketing                  435,045         450,340         917,069         920,665
    General and administrative             703,345         619,317       1,341,982       1,229,773
    Research and development                81,394          45,737         171,199         103,863
    Depreciation and amortization          123,002         121,803         242,684         246,533
                                      ------------    ------------    ------------    ------------
                                         1,579,406       1,498,084       3,128,904       3,021,899
                                      ------------    ------------    ------------    ------------

           Operating income (loss)          26,907          65,112         (11,628)         32,432

Other income (expense)
    Interest expense                        (2,876)           (669)         (6,078)         (1,315)
    Interest income                            895           1,223           1,736           1,367
    Other income                               240            --               240           5,740
    Other expense                         (350,000)         (1,823)       (350,000)         (2,541)
                                      ------------    ------------    ------------    ------------
           NET INCOME (LOSS)          $   (324,834)   $     63,843    $   (365,730)   $     35,683
                                      ============    ============    ============    ============

Net income (loss) per common share,
      basic and diluted               $       (.01)   $       --      $       (.01)   $       --
                                      ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six months ended June 30,
                                                             ----------------------------
                                                                 2002            2001
                                                             ------------    ------------
Cash flows from operating activities                                          (Restated)
  Net income (loss)                                          $   (365,730)   $     35,683
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities
      Depreciation and amortization                               242,684         246,533
      Write off of capitalized software development costs          10,469             --
      Stock options issued for services received                    5,265          11,970
      Common stock issued in lieu of cash compensation             20,374          13,500
      Changes in assets and liabilities
        Accounts receivable                                        (9,519)         37,557
        Prepaid expenses and other                                (40,775)        (69,848)
        Accounts payable                                           66,053         (82,451)
        Accrued liabilities                                       431,146         (12,429)
        Deferred revenue                                            6,114         (33,580)
                                                             ------------    ------------
          Net cash provided by operating activities               366,081         146,935

Cash flows from investing activities
  Capitalized software development costs                         (189,218)       (122,481)
  Purchase of property and equipment                              (89,012)        (17,241)
                                                             ------------    ------------

          Net cash used in investing activities                  (278,230)       (139,722)

Cash flows from financing activities
  Payments on notes payable and long-term obligations             (41,188)            --
  Proceeds from issuance of common stock and exercise of
    stock options                                                     900         177,550
                                                             ------------    ------------

          Net cash (used in) provided by financing activities     (40,288)        177,550
                                                             ------------    ------------

Net increase in cash and cash equivalents                          47,563         184,763

Cash and cash equivalents at beginning of period                  480,910         117,254
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $    528,473    $    302,017
                                                             ============    ============

Supplemental non-cash investing and financing activities:

  Common stock returned for cancellation of
    notes receivable                                         $        --     $    728,750

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


NOTE 2. LOSS PER SHARE

     Basic net income (loss) per common share is based on the income available to common stockholders compared to the average number of shares outstanding during each period. The weighted average number of common shares outstanding were 31,090,807 and 30,458,654 for the six months ended June 30, 2002 and 2001, respectively, and 31,125,374 and 31,021,978 for the three months ended June 30, 2002 and 2001, respectively. The computation for net income (loss) per common share assuming dilution for the six and three months ended June 30, 2002 and 2001 was anti-dilutive, and therefore, is not included.


NOTE 3. CONTINGENCIES

     A jury trial was completed on May 31, 2002, in a matter initiated by Billy Anders, a former director of LION (BILLY R. ANDERS V. PLENUM COMMUNICATIONS, INC, A MINNESOTA CORPORATION, ALLEN RINGER, AND THE MARITAL COMMUNITY OF ALLEN RINGER AND JANE DOE RINGER filed in the Spokane County Superior Court, Case No. 00-207342-3). Prior to the conclusion of the trial, Mr. Anders' claims of negligent misrepresentation and racial discrimination on the basis of disparate treatment and retaliation were dismissed. In addition, the Company's counterclaims against Mr. Anders were also dismissed. The jury found there was a breach of an oral contract and an intentional misrepresentation made to Mr. Anders by Allen Ringer, the former President acting on behalf of the Company, and awarded plaintiff $357,000 in damages. The judgment, which was recorded in Other Expense in the second quarter of 2002, was settled in lieu of an appeal for a payment totaling $340,000 in early July 2002. The Company is currently pursuing reimbursement from its insurance carriers for coverage on the judgment and its defense costs as incurred. If negotiations fail, the Company is reviewing a separate action seeking coverage by its insurance carriers.

     The Company has received notification from an organization representing certain members of the software industry regarding the presence of unlicensed software products at the Company. The Company conducted a voluntary audit and corrective actions were taken. This organization has made a demand from the Company for compensation of past infringements and penalties in the amount of $165,000. The Company is currently in negotiation with this organization and believes that the liability, if any, will be substantially less than the amount claimed by them. Accordingly, a counter-offer totaling $10,000 was made by the Company in June 2002 covering statutory damages for non-willful infringement and reasonable attorneys' fees. The counter-offer has been accrued in Other Expense in the second quarter of 2002.

     In addition to these matters, the Company from time to time is involved in certain legal matters arising during the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's financial position or results of operations.


NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representational faithfulness of reported financial information. The Company believes the adoption of SFAS 146 will have no impact on its financial statements.


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

     MEMBERSHIP FEES. Membership fees come from LION's subscription-based products and services. They are LION Pro, Mortgage 101 and Free Dot Com.

     First, LION Pro consists of LION Loan Search, LoanLink, News Now and Ratesheets on Demand. Through this product, we provide wholesale mortgage rate, fee, and program information through our LION Pro information service to over 4,400 mortgage brokers nationwide. LION Loan Search provides the key feature to this password-protected service by allowing easy access to our extensive lender database. This database is updated daily in 77 regions in the country for 86 participating lenders. The database is comprised of nearly 25,000 loan programs and 17,000,000 pricing variations. During the last half of 2002, the Company will be enhancing this core online service for brokers. This will be done through the use of productivity tools offering multi-user agreements combined with a private database that incorporates the brokers' lenders, new loan program search parameters and other management tools. Four large companies have signed multi-user agreements so far in 2002, which could bring over 1,000 new broker members and over 60 new wholesale lenders into the LION marketplace. Nearly 13,000 new loan programs have already been added to the private databases. To enable brokers to receive loan decisions from their private databases, the Company is also in the process of interfacing with various online decision engines connected to the lending source.

     The second product in the membership category is Mortgage 101, consisting of hundreds of mortgage information pages, interactive calculators, live interest rates displayed from LION's Multi-Lender Rate Feed, prequalification and application tools, and back-end rate and lead management tools. This service is provided to over 2,800 mortgage brokers nationwide.

     Finally, Free Mortgage Dot Com is a template web site using Mortgage101 technology with the mortgage originators' logo and colors delivered with no set up fees and free one-year domain name registration. There are approximately 1,100 mortgage brokers using this template web site.

     MARKETING FEES. Marketing fees are generated through LION's marketplace web sites, LionInc.com and Mortgage101.com. Consumers visiting the Mortgage101.com web site check live interest rates, use pre-qualification tools, and submit "1003" loan applications to LION's network of advertisers. Originator advertisers pay marketing fees for ad banners, web site promotion, and lead generation. Originators visit the LionInc.com web site to check daily wholesale rates, submit loans, and access mortgage specific news and content. Wholesale lenders and industry vendors pay marketing fees for ad banners, web site promotion, and lead generation. Traffic approximating 750,000 unique visitors a month and at times reaching 900,000 to 1,000,000 unique visitors is fed by (i) over 13,000 co-branded electronic mortgage centers that have been established for realtors, real estate offices, relocation sites, associations, and city portals, and (ii) over 6,600 brokers that have various LION membership services, have their web sites hosted by LION, or both. The Company continues to work on a new lead generation system based on advanced filtering and routing logic. The Company is also considering collaboration with a potential alliance partner which could bring this more refined lead generation service to market sooner.

     Effective May 6, 2002, LION announced the signing of a strategic alliance with IMX, Inc. that incorporates IMX Exchange(R) technology and its participating lenders and brokers into the LION marketplace. IMX Exchange(R) is a robust loan program and price discovery engine that provides online rate lock and file submission between mortgage brokers and wholesale lenders. This addition to LION's large loan database and search engine provides greater information, access and functionality to LION's member brokers. IMX employs LION's established distribution channels, client service and online marketplace to support and market to the approximately 2,800 broker companies that currently use IMX Exchange(R). LION offers the IMX broker approval, online loan program and product discovery, real-time pricing engine and lock process to LION's member brokers, as well as introduces the IMX technology to its network of active wholesale lenders.

     TECHNOLOGY FEES. Technology fees are related to (i) mortgage originator and
(ii) wholesale and/or retail lender web site development and hosting. For the mortgage originator, we provide web site technology, content and design that include news, articles, and calculators to deliver valuable information to the user. These web sites are both template-driven and customer design solutions that deliver a combination of standard and custom content. For the wholesale and/or retail lender, LION has developed technology under the LoanCAT brand. This technology allows lenders to electronically submit rate pricing and receive rate lock requests and "1003" loan application files.


RESULTS OF OPERATIONS

     The net loss for the six-month period in 2002, which included a one-time settlement charge of $340,000 related to the judgment from the Billy Anders trial, was $366,000 compared to net income of $36,000 for the same period in the prior year. Excluding the judgment and related legal expenses, LION would have reported net income of approximately $268,000 for the six-month period ended June 30, 2002 compared to net income of $51,000 for the same period in the prior year.

     The net loss for the quarter was $325,000 as compared to net income of $64,000 for the same quarter in the prior year. Excluding the judgment and related legal expenses, LION would have reported net income of approximately $182,000 for the second quarter of 2002 compared to net income of $73,000 for the second quarter of 2001.

     The Company implemented SFAS No. 142 during the first quarter of 2002 which eliminates the amortization of goodwill. Amortization expense totaling $56,680 and $28,340 was included in the operating results for the six and three month periods ended June 30, 2001. No amortization expense of goodwill has been recorded in 2002.

     We continue to focus on improving our core business. We are encouraged by our progress in the first half of 2002 and the positive reaction from both brokers and lenders to our new service offerings. In coming periods, we anticipate increased adoption of our services by mortgage brokers, lenders and consumers and improvement in our operating performance.


REVENUES

SIX MONTHS ENDED JUNE 30, 2002:

     Revenues increased to $3,117,276 from $3,054,331 for the six months ended June 30, 2002 and 2001, respectively. This represents an increase of $62,945 or 2%. Total revenues of $3,117,276 for the six months ended June 30, 2002 were comprised of mortgage broker fees of $2,622,389 or 84% and lender fees of $494,887 or 16%. Total revenues of $3,054,331 for the six months ended June 30, 2001 were comprised of mortgage broker fees of $2,369,679 or 78% and lender fees of $684,652 or 22%.

     Fees from mortgage brokers increased to $2,622,389 from $2,369,679 for the six months ended June 30, 2002 and 2001, respectively. This represents an increase of $252,710 or 11%. The increase was due to growth in membership fees (LION Pro, Mortgage 101 and Free Dot Com) totaling $22,285, marketing fees (lead generation and advertising) totaling $140,143, and technology fees (website development and hosting) totaling $92,598 which were offset by a reduction in transaction fee income totaling $2,316.

     Fees from lenders decreased to $494,887 from $684,652 for 2002 and 2001, respectively. This represents a decrease of $189,765 or 28%. The decrease was primarily due to decreases in marketing fees (lead generation and advertising) totaling $57,322, technology fees (website development and hosting) totaling $123,188 and transaction fees (automated underwriting and other) totaling $9,255.

THREE MONTHS ENDED JUNE 30, 2002:

     Revenues increased to $1,606,313 from $1,563,196 for the three months ended June 30, 2002 and 2001, respectively. This represents an increase of $43,117 or 3%. Total revenues of $1,606,313 for the three months ended June 30, 2002 were comprised of mortgage broker fees of $1,347,661 or 84% and lender fees of $258,652 or 16%. Total revenues of $1,563,196 for the three months ended June 30, 2001 were comprised of mortgage broker fees of $1,229,694 or 79% and lender fees of $333,502 or 21%.

     Fees from mortgage brokers increased to $1,347,661 from $1,229,694 for the three months ended June 30, 2002 and 2001, respectively. This represents an increase of $117,967 or 10%. The increase was primarily due to growth in membership fees (LION Pro, Mortgage 101 and Free Dot

Com) totaling $20,746, marketing fees (lead generation and advertising) totaling $69,604, and technology fees (website development and hosting) totaling $27,415. The amount of and change in broker transactions fees totaling $202 was insignificant.

     Fees from lenders decreased to $258,652 from $333,502 for the three months ended June 30, 2002 and 2001, respectively. This represents a decrease of $74,850 or 22%. The decrease was primarily due to decreases in marketing fees (lead generation and advertising) totaling $11,879 technology fees (website development and hosting) totaling $60,446 and transaction fees (automated underwriting and other) totaling $2,525.


DIRECT COSTS

     Direct costs are comprised primarily of web site development, technology infrastructure support, project management, quality control, and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs decreased to $455,970 from $521,065 for the six months ended June 30, 2002 and 2001, respectively. This represents a decrease of $65,095 or 13%. Direct costs as a percentage of revenues decreased to 15% from 17% for 2002 and 2001, respectively. The decrease is due to (i) LoanCat projects not requiring the same level of fulfillment resources in the first six months of 2002 as compared to the same period in the prior year and (ii) the redeployment of infrastructure resources beginning in the fourth quarter of 2001 to research and development efforts on new product initiatives. This decrease was offset by an increase in project management and quality control functions throughout the Company.

     Direct costs decreased to $236,620 from $260,887 for the three months ended June 30, 2002 and 2001, respectively. This represents a decrease of $24,267 or 9%. Direct costs as a percentage of revenues decreased to 15% from 17% for 2002 and 2001, respectively. The decrease is due to (i) LoanCat projects not requiring the same level of fulfillment resources for the three months ended June 30, 2002 as compared to the same period in the prior year and (ii) the redeployment of infrastructure resources beginning in the fourth quarter of 2001 to research and development efforts on new product initiatives.


SELLING AND MARKETING

     Marketing and selling expenses are comprised of marketing and advertising costs, sales salaries and related support costs. Marketing and selling expenses decreased to $917,069 from $920,665 for the six months ended June 30, 2002 and 2001, respectively. This represents a decrease of $3,596 or less than 1%. These expenses as a percentage of revenues were 29% and 30% for the six months ended June 30, 2002 and 2001, respectively. The slight decrease is due to a reduction in marketing salaries and occupancy costs which were offset by increases in incentive programs for the Company's sales team and customer support efforts and the purchase of advertising for lead generation, both of which are directly related to the increase in revenues noted above.

     Marketing and selling expenses decreased to $435,045 from $450,340 for the three months ended June 30, 2002 and 2001, respectively. This represents a decrease of $15,295 or 3%. These expenses as a percentage of revenues were 27% and 29% for the three months ended June 30, 2002 and 2001, respectively. The decrease is due to the same reason as noted in the paragraph above for the six month period.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses are comprised of management and administrative salaries and related costs, legal and audit fees, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased to $1,341,982 from $1,229,773 for the six months ended June 30, 2002 and 2001, respectively. This represents an increase of $112,209 or 9%. General and administrative expenses as a percentage of revenues were 43% and 40% for the six months ended June 30, 2002 and 2001, respectively. The increase in costs was due primarily to legal fees related to the Billy Anders lawsuit which were offset by a reduction in rent expense due to the move to the new corporate headquarters in Seattle from Renton, telephone costs due to beneficial contract changes and bad debt expense due to improved customer service and sales processes.

     General and administrative expenses increased to $703,345 from $619,317 for the three months ended June 30, 2002 and 2001, respectively. This represents an increase of $84,028 or 14%. General and administrative expenses as a percentage of revenues were 44% and 40% for the three months ended June 30, 2002 and 2001, respectively. The increase in costs was due primarily to legal fees related to the Billy Anders lawsuit which were offset by a reduction in rent expense due to the move to the new corporate headquarters in Seattle from Renton and telephone costs due to beneficial contract changes.


RESEARCH AND DEVELOPMENT

     Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $171,199 from $103,863 for the six months ended June 30, 2002 and 2001, respectively. This represents an increase of $67,336 or 65%. Research and development expenses as a percentage of revenues increased to 5% from 3% for the six months ended June 30, 2002 and 2001, respectively. The increase is primarily due to the reallocation of fulfillment and infrastructure personnel to the research and development function to work on three major initiatives for 2002; enhancement of core online services for brokers, the conversion of consumer traffic into high-value business generation, and new online management tools for lenders.

     Research and development expenses increased to $81,394 from $45,737 for the three months ended June 30, 2002 and 2001, respectively. This represents an increase of $35,657 or 78%. Research and development expenses as a percentage of revenues increased to 5% from 3% for the three months ended June 30, 2002 and 2001, respectively. The increase is primarily due to the same reasons as noted in the paragraph above for the six month period.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased to $242,684 from $246,533 for the six months ended June 30, 2002 and 2001, respectively. This represents a decrease of $3,849 or 2%. The decrease was due to the implementation of SFAS No. 142 during the first quarter of 2002 which eliminates the amortization of goodwill beginning the first quarter of 2002. Amortization during the six months ended June 30, 2001 that did not recur in the same period in 2002 amounted to $56,680. This reduction was offset by additional depreciation on new fixed asset additions and amortization of internally developed software.

     Depreciation and amortization expense increased to $123,002 from $121,803 for the three months ended June 30, 2002 and 2001, respectively. This represents an increase of $1,199 or 1%. The increase was due to the addition of new fixed assets and internally developed software. This increase was offset by the implementation of SFAS No. 142 which eliminates the amortization of goodwill. Amortization during the second quarter of 2001 that did not recur in the same period in 2002 amounted to $28,340.


OTHER EXPENSE

     Other expense increased to $350,000 from $2,541 and $1,823 for both the six and three month periods ended June 30, 2002 and 2001, respectively. The increase is primarily due to the $340,000 settlement related to the judgment awarded in the Billy Anders jury trial.


LIQUIDITY AND CAPITAL RESOURCES

RESULTS FOR SIX MONTHS ENDED JUNE 30, 2002:

     During the first six months of 2002, the Company primarily funded its activities through operations. Improving sales allowed the Company to grow its cash reserves compared to the end of 2001. At June 30, 2002, we had approximately $528,000 in cash and cash equivalents.

     During the six months ended June 30, 2002, operating activities provided net cash of $366,081 compared to $146,935 for the same period in the prior year. The net cash provided in operating activities for the six months ended June 30, 2002 was primarily attributable to (i) revenue growth, primarily from our mortgage broker customers, (ii) improved bad debt experience, (iii) a reduction in occupancy costs and other related costs due to moving the company headquarters to a smaller, more efficient location in Seattle, (iv) a reduction in telephone costs due to beneficial contract changes and (v) an increase in other liabilities by $340,0000 related to the judgment on the Billy Anders trial. The increase was offset by the funding of legal expenses related to the Billy Anders trial. The net cash provided in operating activities for the six months ended June 30, 2001, was primarily attributable to efficiencies gained from (i) the merger of the parent and subsidiary companies, (ii) the closure of the Spokane sales office (iii) the consolidation of all originator sales functions in the Denver sales office and (iv) the reorganization of the engineering department. These cost savings were offset by payments on accounts payable.

     During the six months ended June 30, 2002, we used net cash of $278,230 for our investing activities which was primarily for (i) the capitalized portion of software development costs related to the Company's three initiatives; enhancement of core online services for brokers, the conversion of consumer traffic into high-value business generation, and new online management tools for lenders and (ii) upgrades to hardware and software for the data center that delivers the Company's products and services. During the six months ended June 30, 2001, we used net cash of $139,722 for our investing activities which was primarily for the capitalized portion of our software development costs related to (i) our migration to a new data base platform, (ii) additional solutions to automated underwriting submissions, and (iii) upgrades to internal reporting systems.

     During the six months ended June 30, 2002, the net use of cash for financing activities was $40,288. Cash used was primarily related to notes payable on the acquisition of application and database software for the Company's data center. During the six months ended June 30, 2001, net cash proceeds from financing activities were $177,550. Proceeds received from financing activities were primarily the result of a private placement of the Company's common stock totaling $175,000.


2002 PLANS:

     The Company is continuing to implement its business plan which includes enhancing its existing core products and services to mortgage originators and lenders and its three major initiatives for revenue growth. The Company is also continuing to explore partnerships with leading industry players that may accelerate delivery of these services. Progress on the initiatives is as follows:

     1. Launch new online management tools for lenders. LION developed technology under the LoanCAT brand in 2001 that allows lenders to electronically process rate pricing, rate lock requests, and "1003" loan application files. In addition, effective May 6, 2002, the Company announced the signing of a strategic alliance with IMX, Inc. that incorporates IMX Exchange(R) technology and its participating lenders and brokers into the LION marketplace. This alliance should begin contributing to LION's marketing revenue beginning the third quarter of 2002 with related cash inflow beginning in the fourth quarter of 2002.

     2. Enhance core online services for brokers. The Company has begun to offer its broker productivity tools through multi-user agreements that incorporate the brokers' lenders, new loan program search parameters and other management tools. Four mortgage companies have signed multi-user agreements so far in 2002, which could bring over 1,000 new broker members and over 60 new wholesale lenders into the LION marketplace. So far, nearly 13,000 new loan programs have been added to the private databases. To enable brokers to receive loan decisions from their private databases, the Company is also investigating several online decision engines that can be connected to the lending source. Revenue is not anticipated from these multi-user agreements until sometime during the fourth quarter of 2002.

     3. The conversion of consumer traffic into high-value business generation. LION saw an increase in consumer leads and originator advertising revenue on its consumer portal, Mortgage101.com, in the first half of 2002. This is due to lower interest rates and increased realtor traffic generated through 13,000 realtor sites. The Company continues to work on its lead generation system to improve both the quality and quantity of the consumer inquiries generated for its advertisers.

     To ensure operational success of these initiatives, the Company expects to make greater investments in marketing, personnel, and professional services in coming periods. While it was anticipated that the first half of 2002 would not be profitable, sustained quarterly profitability is anticipated beginning the second half of 2002. Management believes that working capital from operations will be adequate to fund its initiatives.

     If there is improvement in the capital markets and/or there is an increase in the Company's stock price, the Company will pursue additional equity funding. The Company believes it has a number of accredited investors who are friends of the Company who would participate in private placements. This would allow the Company to complete its initiatives more quickly and be more aggressive in pursuing potential alliances throughout 2002 and beyond.

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

     We are working toward a goal of sustained profitability and took several important steps during 2001 by merging our subsidiary with LION, reorganizing our senior management team, and consolidating our originator sales and service operations. During the first six months of 2002, we moved forward with our three major initiatives; enhancement of core online services for brokers, the conversion of consumer traffic into high-value business generation, and new online management tools for lenders. Annual revenues have remained flat at $6,010,604 and $6,115,316 for 2001 and 2000, respectively. Revenues for the six month period ended June 30, 2002 increased to $3,117,276 compared to $3,054,331 for the same period in the prior year. The growth has come primarily from improvements to existing core products and services. The potential growth in revenues related to our three new initiatives will not begin to occur until the last half of 2002.

     We did achieve profitability for the second and third quarters of 2001, and net income for the year was $41,568 in 2001 compared to a net loss of $1,243,290 for 2000. The loss for first quarter 2002 totaling $40,896 was anticipated and the loss for second quarter was $324,834 which included the unanticipated Anders settlement totaling $340,000. We anticipate profitability in the last half of 2002. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.

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

     While the Company did grow its cash reserves during the first and second quarters of 2002, it had to pay out $340,000 in early July 2002 related to the judgment on the Anders lawsuit. We will be able to continue growing our cash reserves and funding the development and implementation of our plans through operations, but additional resources are needed to grow at the desired pace. If we are unable to obtain adequate capital financing through equity or other financings, we may not be able to successfully implement our short-term or long-term plans for expansion or to meet our working capital requirements. However, even if we succeed in our business plans, we may experience rapid growth requiring additional funds to expand our operations and organization.

     We do not have current commitments for financing sufficient to fund our expansion and marketing plans at our desired pace. In order to provide adequate working capital, we intend to explore a number of options to secure financing. We might not succeed, however, in raising equity capital or in negotiating and obtaining additional and acceptable financing when we need it. Our ability to obtain additional capital may depend on market conditions (including the market for Internet stocks), national and global economies and other factors beyond our control. If adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our business plans, develop or enhance our services or respond to competitive pressures would be significantly impaired.

WE ARE SUBSTANTIALLY DEPENDENT ON MORTGAGE BROKERS AND THE MORTGAGE BROKER INDUSTRY.

     LION's most critical customer continues to be the mortgage broker. Mortgage broker fees comprised of memberships, website services, lead generation and ad banners comprised 84% of our total revenues during the first six months of 2002 with this percentage anticipated to grow throughout the remainder of the year. Customer agreements are short-term and renewable. There can be no assurance that these subscribers will continue to participate in the LION programs, or that we will be able to attract new mortgage brokers at rates sufficient to maintain a stable or growing revenue base. We cannot assure you that the market for our products and services will continue to develop as expected. If the mortgage broker market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, our business operating results and financial conditions may be materially adversely affected.

     During the last 15 years, the mortgage brokerage industry has grown from infancy to capturing a significant portion of the mortgage origination market, and the current trend shows continued gains. While there are no clear threats that would cause one to conclude today that the industry will not continue to thrive, the health of the industry is important to LION's future, and there are potential risks. These include potential lawsuits over broker and wholesale lender compensation systems, increased regulation that may add costs or limit profitability, and possible changes in how consumers obtain mortgages, possibly driven by technology or by efforts to standardize and automate the mortgage process. In addition, the overall volume of business is directly related to interest rates and overall economic conditions. Recessionary economic conditions or a rise in interest rates may adversely affect the ability of prospective consumers to obtain financing required for construction and refinance. Any of these may reduce the overall share of the market handled by mortgage brokers, which could materially adversely affect our business.

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


WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

     We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION and its operations. With respect to our proprietary software, while backup has been provided by the other full-time company engineers, currently there are portions of the database management and development that rely solely on Sam Ringer who is a co-author of the LION Pro software. We are continuing to create the engineering redundancy that will reduce the reliance on this individual, but have not completed this task. Furthermore, we have not entered into employment agreements with these significant employees except for our CEO/President and Chief Financial Officer. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options, which currently serve to retain and motivate key employees as they become vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years, subsequent to their hire date to provide additional incentive to remain at LION, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

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

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2001, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $.17 to $.05 per share and the sale price of our common stock closed at $.08 per share on August 6, 2002. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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


                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the second quarter of 2002, common stock totaling 207,000 shares at prices ranging from $.075 to $.083 per share totaling $15,745 were issued to two employees in lieu of cash for deferred compensation. The recipients were accredited, had access to all material information concerning the Company, and acquired the securities for investment. Appropriate legends were affixed to the certificates issued in the transactions. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 4. OTHER

NEW CEO AND DIRECTOR NAMED FOR LION.

     As of August 2, 2002, David Stedman has been named the new Chief Executive Officer of LION and been added as a member of its Board of Directors. Mr. Stedman will also retain the title of President, a position that he has held since October 2000. Mr. Stedman replaces Jack McMillan, who remains Chairman of the Board.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits to Part II:

     Exhibit 99.4 - Certification by Chief Executive Officer and Chief Financial
                    Officer


(b)  Reports on Form 8-K

     Form 8 - K filed on June 6, 2002 related to the alliance with IMX, Inc. and results of the jury trial initiated by Billy Anders, a former director of LION (BILLY R. ANDERS V. PLENUM COMMUNICATIONS, INC, A MINNESOTA CORPORATION, ALLEN RINGER, AND THE MARITAL COMMUNITY OF ALLEN RINGER AND JANE DOE RINGER).


                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LION, INC.
                                   (Registrant)

Date: August 14, 2002         By:  /s/ David Stedman
                                   -------------------------
                                   David Stedman
                                   Chief Executive Officer

EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------
   99.4          Certification by Chief Executive Officer and Chief Financial
                 Officer