Form 10QSB
period 2002-09-30
LION INC/WA
filed 2002-11-14
CIK 941179

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - QSB



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

     As of November 6, 2002, approximately 31,468,478 shares of the Company's common stock were outstanding.

                                   LION, Inc.
                                  Form 10 - QSB
                    For the Quarter Ended September 30, 2002


                                                                           PAGE
                                                                          NUMBER
                                      INDEX

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Balance Sheets at September 30, 2002 (unaudited) and
               December 31, 2001                                               3

               Statements of Operations for the three and nine month
               periods ended September 30, 2002 and 2001 (unaudited)           4

               Statements of Cash Flows for the nine months ended
               September 30, 2002 and 2001 (unaudited)                         5

               Notes to Financial Statements                                   6

Item 2         Management's Discussion and Analysis of Financial               7
               Condition and Results of Operations

Item 3         Controls and Procedures                                        21

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                              21

Item 2         Changes in Securities and Use of Proceeds                      22

Item 5         Other Information                                              22

Item 6         Exhibits and Reports on Form 8 - K                             22

               Signatures                                                     23

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   LION, Inc.
                                 BALANCE SHEETS

                                     ASSETS

                                                    September 30,
                                                         2002       December 31,
                                                     (Unaudited)        2001
                                                     -----------    -----------

CURRENT ASSETS
  Cash and cash equivalents                          $   347,794    $   480,910
  Accounts receivable, less allowance for
    doubtful accounts of $59,000 and
    $58,000 in 2002 and 2001, respectively               358,610        363,168
  Prepaid expenses and other                              84,872         72,579
                                                     -----------    -----------

       Total current assets                              791,276        916,657

PROPERTY AND EQUIPMENT - net                             909,138        875,807

OTHER ASSETS
  Goodwill - net                                         273,955        273,955
  Other assets                                            33,022         33,022
                                                     -----------    -----------

                                                     $ 2,007,391    $ 2,099,441
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $   183,470    $   129,240
  Accrued liabilities                                    416,775        327,616
  Deferred revenue                                       274,367        277,449
                                                     -----------    -----------

       Total current liabilities                         874,612        734,305

LONG-TERM OBLIGATIONS, less current maturities            33,144         51,325

COMMITMENTS AND CONTINGENCIES                                 --             --

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000 shares
    of $.001 par value, liquidation value $900,000         1,500          1,500
  Common stock - authorized, 50,000,000 shares
    of $.001 par value                                    31,413         31,027
  Additional contributed capital                      11,752,329     11,716,622
  Notes receivable from stockholders                     (21,250)       (21,250)
  Accumulated deficit                                (10,664,357)   (10,414,088)
                                                     -----------    -----------
                                                       1,099,635      1,313,811
                                                     -----------    -----------

                                                     $ 2,007,391    $ 2,099,441
                                                     ===========    ===========


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months ended        Nine months ended
                                     September 30,            September 30,
                                ----------------------   ----------------------
                                   2002        2001         2002        2001
                                ----------  ----------   ----------  ----------

Revenues                        $1,628,238  $1,492,828   $4,745,514  $4,547,159

Expenses
  Direct costs                     293,392     281,689      749,362     802,754
  Selling and marketing            452,907     384,671    1,369,976   1,305,336
  General and administrative       536,048     612,154    1,878,030   1,841,927
  Research and development          67,321      50,411      238,520     154,274
  Depreciation and amortization    120,644     121,079      363,328     367,612
                                ----------  ----------   ----------  ----------
                                 1,470,312   1,450,004    4,599,216   4,471,903
                                ----------  ----------   ----------  ----------

      Operating income             157,926      42,824      146,298      75,256

Other income (expense)
  Interest expense                  (2,599)       (694)      (8,677)     (2,009)
  Interest income                      134         978        1,870       2,345
  Other income                          --          --          240       5,740
  Other expense                    (40,000)     (8,926)    (390,000)    (11,467)
                                ----------  ----------   ----------  ----------

      NET INCOME (LOSS)         $  115,461  $   34,182   $ (250,269) $   69,865
                                ==========  ==========   ==========  ==========

Net income (loss) per common
  share, basic and diluted      $       --  $       --   $     (.01) $       --
                                ==========  ==========   ==========  ==========


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine months ended
                                                               September 30,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Cash flows from operating activities
  Net income (loss)                                         $(250,269) $ 69,865
  Adjustments to reconcile net loss to net cash provided
    by operating activities
      Depreciation and amortization                          363,328    367,612
      Write off of capitalized software development costs     10,436         --
      Stock options issued for services received               6,031     15,536
      Common stock issued in lieu of cash compensation        29,162     13,500
      Changes in assets and liabilities
         Accounts receivable                                   4,558     10,395
         Prepaid expenses and other                          (12,293)    (3,675)
         Accounts payable                                     54,230    (72,021)
         Accrued liabilities                                 118,463    (35,097)
         Deferred revenue                                     (3,082)   (47,585)
         Other assets                                             --     10,342
                                                            --------   --------

             Net cash provided by operating activities       320,564    328,872

Cash flows from investing activities
  Capitalized software development costs                    (286,213)  (180,997)
  Purchase of property and equipment                        (120,882)   (78,545)
                                                            --------   --------

             Net cash used in investing activities          (407,095)  (259,542)

Cash flows from financing activities
  Payments on notes payable and long-term obligations        (47,485)        --
  Proceeds from issuance of common stock and exercise
    of stock options                                             900    177,550
                                                            --------   --------

             Net cash (used in) provided by
               financing activities                          (46,585)   177,550
                                                            --------   --------

Net (decrease) increase in cash and cash equivalents        (133,116)   246,880

Cash and cash equivalents at beginning of period             480,910    117,254
                                                            --------   --------

Cash and cash equivalents at end of period                  $347,794   $364,134
                                                            ========   ========


Supplemental non-cash investing and financing activities:
  Common stock returned for cancellation of
    notes receivable                                        $     --   $969,375
  Exercise of stock options by notes receivable             $     --   $ 21,250


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


NOTE 2.   LOSS PER SHARE

     Basic net income (loss) per common share is based on the income available to common stockholders compared to the average number of shares outstanding during each period. The weighted average number of common shares outstanding were 31,175,694 and 30,592,491 for the nine months ended September 30, 2002 and 2001, respectively, and 31,342,701 and 30,796,978 for the three months ended September 30, 2002 and 2001, respectively. The computation for net income (loss) per common share assuming dilution for the nine and three month periods ended September 30, 2002 and 2001 was anti-dilutive, and therefore, is not included.


NOTE 3.   CONTINGENCIES

     A jury trial was completed on May 31, 2002, in a matter initiated by Billy Anders, a former director of LION (BILLY R. ANDERS V. PLENUM COMMUNICATIONS, INC, A MINNESOTA CORPORATION, ALLEN RINGER, AND THE MARITAL COMMUNITY OF ALLEN RINGER AND JANE DOE RINGER filed in the Spokane County Superior Court, Case No. 00-207342-3). Prior to the conclusion of the trial, Mr. Anders' claims of negligent misrepresentation and racial discrimination on the basis of disparate treatment and retaliation were dismissed. In addition, the Company's counterclaims against Mr. Anders were also dismissed. The jury found there was a breach of an oral contract and an intentional misrepresentation made to Mr. Anders by Allen Ringer, the former President, acting on behalf of the Company, and awarded plaintiff $357,000 in damages. The judgment, which was recorded in Other Expense in the second quarter of 2002, was settled in lieu of an appeal for a payment totaling $340,000 in early July 2002. The Company is currently pursuing reimbursement from its insurance carriers for coverage on the judgment and its defense costs as incurred. If negotiations fail, the Company is reviewing a separate action seeking coverage by its insurance carriers.

     In June 2001, the Company received notification from the Business Software Alliance (the "BSA"), an organization representing certain members of the software industry, regarding the presence of unlicensed software products at the Company. The Company conducted a voluntary audit and corrective actions were taken. In November 2002, the Company agreed to settle with the BSA for compensation of past software licensing infringements and penalties in the amount of $50,000. As of September 30, 2002, the settlement amount has been fully accrued in Other Expense and is payable in full by December 31, 2002.

     In addition to these matters, the Company from time to time is involved in certain legal matters arising during the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document. Any statistical information provided in this report is as of September 30, 2002 unless otherwise noted.

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

     With one of the largest interest rate pricing databases, strong mortgage broker penetration, and extensive consumer reach, LION continues to strengthen its position as a key player in an integrated mortgage network that connects mortgage brokers, wholesale lenders, and consumers.

LION PRODUCTS AND SERVICES AND RELATED REVENUES

     LION currently generates revenues through primarily three distinct categories; membership, marketing and technology. A majority of the underlying customer base is comprised of mortgage companies that either directly originate loans from consumers ("Originators") or provide lending services and funds for the mortgage originators ("Lenders").

MEMBERSHIP FEES

Membership fees come from LION's subscription-based products and services. They are LION Pro, Mortgage 101 and Free Dot Com.

     First, LION Pro consists of LION Loan Search, LoanLink, News Now and Ratesheets on Demand. Through this product, we provide wholesale mortgage rate, fee, and program information through our LION Pro information service to approximately 4,400 mortgage brokers nationwide. LION Loan Search provides the key feature to this password-protected service by allowing easy access to our extensive lender database. This database is updated daily in 77 regions in the country. During the third quarter, lender participation increased from 86 to 108 participating lenders. The database has also grown from approximately 25,000 to approximately 34,000 loan programs.

     The Company has developed its first version of an office-based LION Pro product known as LION Pro Office. This product will provide productivity tools offering multi-user agreements combined with a private database that incorporates the brokers' lenders, new loan program search parameters and other management tools. Four large companies have signed multi-user agreements so far in 2002. The Company has completed private databases for 2 of these companies and anticipates completing the other two during the fourth quarter. The private databases for LION Pro Office have grown to approximately 13,000 loan programs. LION Pro Office customers not only see their own lenders and loan programs but also have access to the LION Pro database which gives them overall access up to 121 participating lenders totaling nearly 48,000 loan programs.

     Beginning approximately January 2003, the Company will migrate LION Pro users to an "individual" version of LION Pro Office. LION Pro users will be given the choice of staying with the old version of LION Pro or converting to the "individual" version of LION Pro Office.

     The second product in the membership category is Mortgage 101, consisting of hundreds of mortgage information pages, interactive calculators, live interest rates displayed from LION's Multi-Lender Rate Feed, prequalification and application tools, and back-end rate and lead management tools. This service is provided to over 2,900 mortgage brokers nationwide. LION recently completed producing a Spanish translation of Mortgage101.com, located at Hipoteca101.com, and has partnered with a large national origination organization to provide mortgage services for this website.

     Finally, Free Mortgage Dot Com is a template web site using Mortgage101 technology with the mortgage originators' logo and colors delivered with no set up fees and free one-year domain name registration. There are approximately 1,100 mortgage brokers using this template web site.

MARKETING FEES

     Marketing fees are generated through LION's marketplace web sites; LionInc.com and Mortgage101.com. Consumers visiting the Mortgage101.com web site check live interest rates, use pre-qualification tools, and submit "1003" loan applications to LION's network of advertisers. Originator advertisers pay marketing fees for ad banners, web site promotion, and lead generation.

Originators visit the LionInc.com web site to check daily wholesale rates, submit loans, and access mortgage specific news and content. Wholesale lenders and industry vendors pay marketing fees for ad banners, web site promotion, and lead generation.

     Traffic ranging from approximately 900,000 to over 1,000,000 unique visitors in the third quarter was fed by (i) over 15,500 co-branded electronic mortgage centers that have been established for realtors, real estate offices, relocation sites, associations, and city portals, and (ii) over 2,000 mortgage companies that have their web sites hosted by LION. LION is continuing to improve its profiling, filtering and routing of leads to mortgage originators to take advantage of this increased traffic in its marketplace.

     During the third quarter, LION completed the first phase of its alliance with IMX, Inc. As a result, LION now offers the IMX broker approval, online loan program and product discovery, real-time pricing engine and lock process to LION's member brokers, as well as introduces the IMX Exchange(R) technology to its network of active wholesale lenders.

TECHNOLOGY FEES

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

NEW STRATEGIC ALLIANCES

     During the fourth quarter of 2001, the Company developed a plan to enhance and broaden its existing core of products and services. The plan included internal research and development projects along with a search for potential alliance partners with "best of breed" products and services. In addition, the plan includes a migration to a performance- or transaction-based model so that the Company can take advantage of cyclical changes in mortgage industry loan volumes. As of November 14, 2002, the following partnerships are in place and in various stages of integration with the LION marketplace.

     In April 2002, LION and IMX, Inc. signed a strategic alliance agreement to incorporate IMX Exchange(R) technology and its participating lenders and brokers into the LION marketplace. IMX Exchange(R) is a loan program and price discovery engine that provides online rate lock and file submission between mortgage brokers and wholesale lenders. The IMX Exchange(R) was integrated and launched into the LION marketplace in June 2002. IMX employs LION's established distribution channels, client service and online marketplace to support and market to the approximately 2,800 broker companies that currently use IMX Exchange(R). See also "Marketing fees" above.

     In October 2002, LION and ABC Virtual Communications, Inc. signed a joint marketing and technology license agreement that empowers LION to deliver ABC Virtual's unique loan origination software, ECLoanPro, to its network of mortgage originators and lenders. ECLoanPro is a revolutionary straight-through processing software system that leverages the Internet and wireless devices to allow origination teams to easily prospect and process mortgage loans. With ECLoanPro, originators are empowered to access and share files with others anytime, anywhere, without having to re-key data, and without traditional hardware and software expenses. Beginning in the fourth quarter of 2002, LION will offer ABC Virtual's software to its marketplace network of customers and members. Through this partnership LION will be able to offer a complete "lead to loan" package that will begin to streamline the entire loan process for its members by bundling the software with its online advertising, lead generation, web site and membership services.

     In November 2002, LION and LoanRover Decision Systems, Inc. ("LDS") signed a strategic alliance agreement that empowers LION to deliver LDS's subprime decision engine, LoanRover(R), to its network of mortgage originators and lenders. LoanRover(R)'s advanced technology should create substantial efficiencies for subprime brokers and lenders. The LoanRover(R) multi-lender decision engine will enable LION members to submit a file and receive instantly priced, conditional loan approvals from the nations top subprime lenders. Beginning first quarter of 2003, LION will offer the LoanRover(R) functionality to its marketplace network of customers and members. In addition, LION will introduce LoanRover(R) as a private label underwriting engine to the nation's wholesale and retail lending institutions.


RESULTS OF OPERATIONS

     The net loss for the nine-month period in 2002, which included a one-time settlement charge of $340,000 related to the judgment from the Billy Anders litigation, was approximately $250,000 compared to net income of $70,000 for the same period in the prior year. Excluding the settlement charge and related legal expenses, LION would have reported net income of approximately $397,000 for the nine-month period ended September 30, 2002 compared to net income of $97,000 for the same period in the prior year. The results for the nine months ended September 30, 2002 include a settlement charge related to past software licensing infringements and penalties in the amount of $50,000.

     Net income for the quarter was $115,000 as compared to net income of $34,000 for the same quarter in the prior year. Excluding legal expenses related to the Anders litigation, LION would have reported net income of approximately $130,000 for the third quarter of 2002 compared to net income of $45,000 for the third quarter of 2001. The results for the three months ended September 30, 2002 included a settlement charge related to past software licensing infringements and penalties in the amount of $40,000.

     At the beginning of 2002, the Company implemented SFAS No. 142 which eliminates the amortization of goodwill and requires periodic review for potential impairment. Amortization expense totaling $85,020 and $28,340 was included in the operating results for the nine and three month periods ended September 30, 2001. No amortization expense for goodwill has been recorded in 2002.


REVENUES

NINE MONTHS ENDED SEPTEMBER 30, 2002:

     Revenues increased to $4,745,514 from $4,547,159 for the nine months ended September 30, 2002 and 2001, respectively. This represents an increase of $198,355 or 4%. Total revenues of $4,745,514 for the nine months ended September 30, 2002 were comprised of mortgage broker fees of $3,990,472 or 84% and lender fees of $755,042 or 16%. Total revenues of $4,547,159 for the nine months ended September 30, 2001 were comprised of mortgage broker fees of $3,563,142 or 78% and lender fees of $984,017 or 22%.

     Fees from mortgage brokers increased to $3,990,472 from $3,563,142 for the nine months ended September 30, 2002 and 2001, respectively. This represents an increase of $427,330 or 12%. The increase was due primarily to growth in membership fees (LION Pro, Mortgage 101 and Free Dot Com) totaling $35,271, marketing fees (lead generation and advertising) totaling $265,631, and technology fees (website development and hosting) totaling $126,462 which were offset by minor reductions in other transaction-based fees.

     Fees from lenders decreased to $755,042 from $984,017 for 2002 and 2001, respectively. This represents a decrease of $228,975 or 23%. The decrease was due to decreases in marketing fees (lead generation and advertising) totaling $77,054, technology fees (website development and hosting) totaling $141,906 and transaction-based fees (automated underwriting and other) totaling $10,015.

THREE MONTHS ENDED SEPTEMBER 30, 2002:

     Revenues increased to $1,628,238 from $1,492,828 for the three months ended September 30, 2002 and 2001, respectively. This represents an increase of $135,410 or 9%. Total revenues of $1,628,238 for the three months ended September 30, 2002 were comprised of mortgage broker fees of $1,368,083 or 84% and lender fees of $260,155 or 16%. Total revenues of $1,492,828 for the three months ended September 30, 2001 were comprised of mortgage broker fees of $1,193,463 or 80% and lender fees of $299,365 or 20%.

     Fees from mortgage brokers increased to $1,368,083 from $1,193,463 for the three months ended September 30, 2002 and 2001, respectively. This represents an increase of $174,620 or 15%. The increase was primarily due to growth in membership fees (LION Pro, Mortgage 101 and Free Dot Com) totaling $12,986, marketing fees (lead generation and advertising) totaling $125,488, and technology fees (website development and hosting) totaling $33,864. The amount of and change in broker transaction-based fees was insignificant.

     Fees from lenders decreased to $260,155 from $299,365 for the three months ended September 30, 2002 and 2001, respectively. This represents a decrease of $39,210 or 13%. The decrease was primarily due to decreases in marketing fees (lead generation and advertising) totaling $19,732, technology fees (website development and hosting) totaling $18,718 and transaction-based fees (automated underwriting and other) totaling $760.


DIRECT COSTS

     Direct costs are comprised primarily of web site development, technology infrastructure support, project management, quality control, and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs decreased to $749,362 from $802,754 for the nine months ended September 30, 2002 and 2001, respectively. This represents a decrease of $53,392 or 7%. Direct costs as a percentage of revenues decreased to 16% from 18% for 2002 and 2001, respectively. The decrease is due to (i) LoanCat projects not requiring the same level of fulfillment resources in the first nine months of 2002 as compared to the same period in the prior year and (ii) the redeployment of infrastructure resources beginning in the fourth quarter of 2001 to research and development efforts on new product initiatives. This decrease was offset by an increase in project management, quality control and database support functions throughout the Company.

     Direct costs increased to $293,392 from $281,689 for the three months ended September 30, 2002 and 2001, respectively. This represents an increase of $11,703 or 4%. Direct costs as a percentage of revenues decreased to 18% from 19% for 2002 and 2001, respectively. The increase is due primarily to (i) the addition of database support resources related to the development and maintenance of private lender databases for 4 large mortgage companies and (ii) additional telecommunications and Internet support costs. These costs are expected to grow in the coming quarters as the Company launches new products and services.


SELLING AND MARKETING

     Marketing and selling expenses are comprised of marketing and advertising costs, sales salaries and related support costs. Marketing and selling expenses increased to $1,369,976 from $1,305,336 for the nine months ended September 30, 2002 and 2001, respectively. This represents an increase of $64,640 or 5%. These expenses as a percentage of revenues were 29% for both nine month periods ended September 30, 2002 and 2001. The increase is due to growth in the commissioned broker sales force, increased advertising costs for lead generation and greater participation in trade shows. The increase was offset by a reduction in occupancy costs due to better leasing arrangements for the Company's corporate headquarters.

     Marketing and selling expenses increased to $452,907 from $384,671 for the three months ended September 30, 2002 and 2001, respectively. This represents an increase of $68,236 or 18%. These expenses as a percentage of revenues were 28% and 26% for the three months ended September 30, 2002 and 2001, respectively. The increase is due to the same reasons as noted in the paragraph above for the nine month period.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses are comprised of management and administrative salaries and related costs, legal and audit fees, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased to $1,878,030 from $1,841,927 for the nine months ended September 30, 2002 and 2001, respectively. This represents an increase of $36,103 or 2%. General and administrative expenses as a percentage of revenues were 40% and 41% for the nine months ended September 30, 2002 and 2001, respectively. The increase in costs was due primarily to legal fees related to the Billy Anders litigation which was offset by a reduction in rent expense due to the move to the new corporate headquarters in Seattle from Renton, telephone costs due to beneficial contract changes, improvement in bad debt experience, and the reallocation of resources to research and development and direct costs.

     General and administrative expenses decreased to $536,048 from $612,154 for the three months ended September 30, 2002 and 2001, respectively. This represents a decrease of $76,106 or 12%. General and administrative expenses as a percentage of revenues were 33% and 41% for the three months ended September 30, 2002 and 2001, respectively. The decrease in costs was due primarily to (i) a reallocation of resources to research and development and direct costs and
(ii) an improvement in bad debt experience. This increase was offset by legal expenses related to the development of contracts with alliance partners and advisory and investment banking services.

RESEARCH AND DEVELOPMENT

     Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $238,520 from $154,274 for the nine months ended September 30, 2002 and 2001, respectively. This represents an increase of $84,246 or 55%. Research and development expenses as a percentage of revenues increased to 5% from 3% for the nine months ended September 30, 2002 and 2001, respectively. The increase is primarily due to the reallocation of fulfillment, infrastructure and administrative personnel to the research and development function to work on three major initiatives for 2002; enhancement of core online services for brokers, the conversion of consumer traffic into high-value business generation, and new online management tools for lenders.

     Research and development expenses increased to $67,321 from $50,411 for the three months ended September 30, 2002 and 2001, respectively. This represents an increase of $16,910 or 34%. Research and development expenses as a percentage of revenues increased to 4% from 3% for the three months ended September 30, 2002 and 2001, respectively. The increase is primarily due to the same reasons as noted in the paragraph above for the nine month period.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased to $363,328 from $367,612 for the nine months ended September 30, 2002 and 2001, respectively. This represents a decrease of $4,284 or 1%. The decrease was due to the implementation of SFAS No. 142 at the beginning of 2002 which eliminated the amortization of goodwill. Amortization of goodwill during the nine months ended June 30, 2001 that did not recur in the same period in 2002 amounted to $85,020. This reduction in 2002 was offset by additional depreciation on new fixed asset additions and amortization of internally developed software.

     Depreciation and amortization expense decreased to $120,644 from $121,079 for the three months ended September 30, 2002 and 2001, respectively. This represents a decrease of $435 or less than 1%. The decrease was due to the implementation of SFAS No. 142 which eliminates the amortization of goodwill. Amortization during the third quarter of 2001 that did not recur in the same period in 2002 amounted to $28,340. This decrease was offset by additional depreciation related to new fixed assets and internally developed software.


OTHER EXPENSE

     Other expense totaling $390,000 for the nine months ended September 30, 2002 includes the $340,000 settlement related to the Billy Anders litigation and $50,000 settlement related to past software licensing infringements and penalties. See "NOTE 3. CONTINGENCIES" above.


LIQUIDITY AND CAPITAL RESOURCES

RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002:

     During the first nine months of 2002, the Company primarily funded its activities through operations. At September 30, 2002, we had approximately $348,000 in cash and cash equivalents.

     During the nine months ended September 30, 2002, operating activities provided net cash of $320,564 compared to $328,872 for the same period in the prior year. The net cash provided by operating activities for the nine months ended September 30, 2002 was primarily attributable to (i) revenue growth, primarily from our mortgage broker customers, (ii) improved bad debt experience,
(iii) a reduction in occupancy costs and other related costs due to moving the company headquarters to a smaller, more efficient location in Seattle, and (iv) a reduction in telephone costs due to beneficial contract changes. The increase was offset by (i) the funding of legal expenses related to the Billy Anders trial and (ii) the judgment resulting from the trial which was paid in early July 2002 totaling $340,000. The net cash provided by operating activities for the nine months ended September 30, 2001, was primarily attributable to efficiencies gained from (i) the merger of the parent and subsidiary companies,
(ii) the closure of the Spokane sales office (iii) the consolidation of all originator sales functions in the Denver sales office and (iv) the reorganization of the engineering department. These cost savings were offset by payments on accounts payable and other accrued liabilities.

     During the nine months ended September 30, 2002, we used net cash of $407,095 for our investing activities which was primarily for (i) the capitalized portion of software development costs related to the Company's three initiatives; enhancement of core online services for brokers, the conversion of consumer traffic into high-value business generation, and new online management tools for lenders and (ii) upgrades to hardware and software for the data center that delivers the Company's products and services. During the nine months ended September 30, 2001, we used net cash of $259,542 for our investing activities which was primarily for the capitalized portion of our software development costs related to (i) our migration to a new data base platform, (ii) additional solutions to automated underwriting submissions, and (iii) upgrades to internal reporting systems.

     During the nine months ended September 30, 2002, the net use of cash for financing activities was $46,585. Cash used was primarily related to notes payable on the acquisition of application and database software for the Company's data center. During the nine months ended September 30, 2001, net cash proceeds from financing activities were $177,550. Proceeds received from financing activities were primarily the result of a private placement of the Company's common stock totaling $175,000.


2002/2003 PLANS:

     The Company is continuing to implement its business plan which includes enhancing core products and services through internal research and development projects and strategic alliances with companies providing "best of breed" products and services. In addition, the Company plans to move to a blend of its existing business model combined with a performance- or transaction-based model which will allow the Company to take advantage of cyclical swings in mortgage loan volumes. We will be focusing our resources on the following:

   o Completing, launching and enhancing the office-based version of LION Pro for LION's existing membership with advanced connectivity to lenders, private lender pricing databases and multi-user management tools.

   o Increasing lender participation in LION's program and pricing database.

   o Improving the conversion of consumer traffic into high-value lead generation through better profiling, filtering and routing processes.

   o Integrating strategic alliances into the LION marketplace; the IMX Exchange(R) loan program and price discovery engine with online rate lock and file submission functionality, the ECLoanPro loan origination software and the LoanRover(R) multi-lender subprime decision engine. See a more detailed discussion above under the caption "New strategic alliances" on page 9.

     To ensure operational success of our plans for the remainder of 2002 and into 2003, the Company expects to make greater investments in marketing, personnel, and professional services. In addition, the Company will pay the $50,000 software licensing infringement settlement with the BSA by December 31, 2002 referred to in "Note 3 - CONTINGENCIES" to the financial statements. It is management's belief that working capital from operations will be adequate to fund the Company's initiatives, integration of strategic alliances and settlement of licensing issues. During the first part of 2002, we were able to fund our initiatives from operations. In addition, not including the judgment from the Anders litigation that totaled $340,000 in July, the Company has been able to grow its cash balance each quarter along with achieving profitability for the third quarter of 2002. We further anticipate being profitable in the fourth quarter of 2002 and all of 2003.


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

     We are working toward a goal of sustained profitability and took several important steps during 2001 by merging our subsidiary with LION, reorganizing our senior management team, and consolidating our originator sales and service operations. During the first nine months of 2002, we moved forward with (i) our three major initiatives; enhancement of core online services for brokers, the conversion of consumer traffic into high-value business generation, and new online management tools for lenders and (ii) our strategic alliances with IMX, Inc. (incorporating the IMX Exchange(R) technology and its participating brokers and lenders into the LION marketplace), ABC Virtual Communications, Inc. (joint marketing and licensing agreement that empowers LION to deliver ABC Virtual's unique loan origination software, ECLoanPro, to LION's network of mortgage originators and lenders) and LoanRover Decision Systems, Inc. (integration of a multi-lender subprime decision engine to LION's members). All of these initiatives and alliances are in various stages of integration with the Company's operations.

     Annual revenues have remained flat at $6,010,604 and $6,115,316 for 2001 and 2000, respectively. Revenues for the nine-month period ended September 30, 2002 increased to $4,745,514 compared to $4,547,159 for the same period in the prior year. The growth has come primarily from improvements to existing core products and services. The potential growth in revenues related to our initiatives and strategic alliances will not materially impact operations until early 2003. This assumes the initiatives and alliances achieve market acceptance.

     We did achieve profitability for the second and third quarters of 2001, and net income for the year was $41,568 compared to a net loss of $1,243,290 in 2000. The loss for first quarter 2002 totaling $40,896 was anticipated and the loss for second quarter was $324,834 which included the unanticipated Anders litigation settlement totaling $340,000. While the third quarter of 2002 was profitable at $115,461 and the fourth quarter is anticipated to show a profit also, it does not appear that the Company will show a profit for the year.

     We currently anticipate that 2003 will be a profitable year, however our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.


WE WILL NEED ADDITIONAL FINANCING; CURRENT FUNDS ARE INSUFFICIENT TO FINANCE OUR PLANS FOR GROWTH AND OUR OPERATIONS AT THE "DESIRED" RAPID PACE; WE COULD BE REQUIRED TO CUT BACK OPERATIONS IF WE ARE UNABLE TO RAISE OR OBTAIN NEEDED FUNDING.

     Our existing working capital is not sufficient to allow us to execute our business plan as fast as we would like. We are planning to fund internally the development and implementation of our three initiatives and new strategic alliances through funds generated from Company operations.

     While the Company did grow its cash reserves during the first and second quarters of 2002, we had to pay out $340,000 in early July 2002 related to the judgment on the Anders lawsuit. In addition, prior to December 31, 2002, we will be required to pay $50,000 as part of our settlement related to past software licensing infringements and penalties. We will continue to grow our cash reserves and fund the development and implementation of our plans through operations, but additional resources are needed to grow at our desired pace. If we are unable to obtain adequate capital financing through equity or other financings, we may not be able to successfully implement our short-term or long-term plans for expansion or to meet our working capital requirements. However, even if we succeed in our business plans, we may experience rapid growth requiring additional funds to expand our operations and organization.

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

WE ARE SUBSTANTIALLY DEPENDENT ON MORTGAGE BROKERS AND THE MORTGAGE BROKER INDUSTRY.

     LION's most critical customer continues to be the mortgage broker. Mortgage broker fees comprised of memberships, website services, lead generation and ad banners were 84% of our total revenues during the first nine months of 2002 with this percentage anticipated to grow throughout the remainder of the year. Customer agreements are short-term and renewable. There can be no assurance that these subscribers will continue to participate in the LION programs, or that we will be able to attract new mortgage brokers at rates sufficient to maintain a stable or growing revenue base. We cannot assure you that the market for our products and services will continue to develop as expected. If the mortgage broker market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, our business operating results and financial conditions may be materially adversely affected.

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


WE WILL DEPEND ON THE CONTINUED UTILITY OF THE INTERNET AND MAY HAVE DIFFICULTY ACCOMMODATING TECHNOLOGY ADVANCES.

     The performance of our web site will continue to be dependent on the successful operation of the Internet and on certain third parties and services (such as Internet service providers, Internet backbone providers and Web browsers). Our Internet services will be designed around certain technology standards. Current and future success of our services may become subject to additional industry standards as Internet commerce rapidly evolves. As a result, our business may incur additional costs of unknown proportions as we are confronted with new technology standards. In addition, we may not be successful in our efforts to enhance existing services and to develop, introduce and market new services. Furthermore, our enhancements and new services may not adequately meet the requirements of the marketplace and achieve market acceptance. As the Internet develops, it is possible that incompatibility or lack of appropriate features could impact our business. In addition, the widespread adoption of new Internet or telecommunications technologies or standards could require us to make substantial expenditures to modify or adapt our services. In this case, the new Internet or telecommunications services or enhancements that we offer could contain design flaws or other defects. Although we expect to be responsive to changes in the Internet and technology, we may not be successful in achieving widespread acceptance of our services before competitors offer services with speed and performance equal to or greater than ours.

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


WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

     We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION and its operations. With respect to our proprietary software, while backup has been provided by the other full-time company engineers, currently there are portions of the database management and development that rely solely on Sam Ringer who is a co-author of the LION Pro software. We are continuing to create the engineering redundancy that will reduce the reliance on this individual, but have not completed this task and will not for some time. Furthermore, we have not entered into employment agreements with these significant employees except for our CEO/President, CFO and COO. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options, which currently serve to retain and motivate key employees as they become vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years, subsequent to their hire date to provide additional incentive to remain at LION, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.


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

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2001, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $.17 to $.05 per share and the sale price of our common stock closed at $.065 per share on November 6, 2002. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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


ITEM 3.   CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As discussed in our Form 8-K previously filed on June 6, 2002, a jury trial was completed on May 31, 2002, in the matter initiated by Billy Anders, a former director of LION (Billy R. Anders v. Plenum Communications, Inc, a Minnesota corporation, Allen Ringer, and the marital community of Allen Ringer and Jane Doe Ringer filed in the Spokane County Superior Court, Case No. 00-207342-3). Prior to the conclusion of the trial, Mr. Anders claims of negligent misrepresentation and racial discrimination on the basis of disparate treatment and retaliation were dismissed. In addition, the Company's counterclaims against Mr. Anders were also dismissed. The jury found there was a breach of an oral contract and an intentional misrepresentation made to Mr. Anders by Allen Ringer, the former President acting on behalf of the Company, and awarded plaintiff $357,000 in damages. The judgment, which was recorded in the second quarter of 2002, was settled in lieu of an appeal for a payment totaling $340,000 in early July 2002. The Company is currently pursuing reimbursement from its insurance carriers for coverage on the judgment and its defense costs as incurred.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the third quarter of 2002, common stock totaling 112,500 shares at prices ranging from $.073 to $.081 per share totaling $8,788 were issued to two employees in lieu of cash for deferred compensation. The recipients were accredited, had access to all material information concerning the Company, and acquired the securities for investment. Appropriate legends were affixed to the certificates issued in the transactions. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.


ITEM 5.   OTHER INFORMATION

NEW DIRECTORS APPOINTED

     As of September 9, 2002, Randall D. Miles and Griffith J. Straw have been appointed to the Company's Board of Directors.

     Mr. Miles is Managing Director of Investment Banking at D.A. Davidson & Co. and has over 20 years of experience in investment banking and financial services. He has served in a senior executive capacity at both large and mid-sized investment and merchant banks during the course of his career with particular focus on providing strategic and financial advisory counsel to public and private companies. His transactional experience includes mergers and acquisitions, public and private capital raising as well as structured finance expertise. Mr. Miles graduated from the University of Washington with a degree in finance and sits on the Board of Directors of several privately held companies.

     Mr. Straw is Regional Sales Director of United Guaranty Residential Insurance Company and has more than 20 years experience in the mortgage banking industry. His previous positions include Director of Business Development at Freddie Mac and Senior Vice President at Frontline Mortgage and National Pacific Mortgage. Mr. Straw received his designation as a CMB (Certified Mortgage Banker) from the Mortgage Bankers Association of America (MBA) in 2000. He is also a Faculty Fellow for the MBA's School of Mortgage Banking and was designated as a member of the Master Faculty in 2001. In November 1998, MORTGAGE TECHNOLOGY magazine named Straw as one of the year's top seven mortgage "technologists" in recognition of his role in creating online business opportunities for Freddie Mac.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits to Part II:

99.1 Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LION, INC.
                                  (Registrant)


         Date: November 14, 2002                   By:   /s/ David Stedman
                                                         -----------------
                                                         David Stedman
                                                         President and
                                                         Chief Executive Officer

         Date: November 14, 2002                   By:   /s/ Steve Thomson
                                                         -----------------
                                                         Steve Thomson
                                                         Chief Financial Officer

                                  CERTIFICATION

I, David Stedman, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of LION, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the organization, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                               /s/ David Stedman
                                                         -----------------
                                                         David Stedman
                                                         President and
                                                         Chief Executive Officer

                                  CERTIFICATION

I, Steve Thomson, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of LION, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the organization, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                                 /s/ Steve Thomson
                                                         -----------------
                                                         Steve Thomson
                                                         Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION


99.1 Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002