Form 10KSB
period 2002-12-31
LION INC/WA
filed 2003-03-31
CIK 941179

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                                (206) 577 - 1440
                           (Issuer's telephone number)

         Securities registered under Section 12 (b) of the Exchange Act

                                      None

      Securities registered pursuant to Section 12 (g) of the Exchange Act

                         Common Stock - $.001 par value

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB. [ ]

       State issuer's revenues for its most recent fiscal year $6,409,568

       The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 13, 2003 was approximately $1,866,119 based on the closing price for shares of the Company's common stock as reported by the OTC Bulletin Board for that date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

       On March 13, 2003, approximately 31,559,978 shares of the Company's common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

       No documents are incorporated by reference.

       Transitional Small Business Disclosure Format (check one):

       Yes [ ] No [X]

                                     PART I


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       In addition to historical information, the discussion of the Company's business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled "Competition," "Proprietary Rights," "Risk Factors" and "Management's Discussion and Analysis." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. LION, Inc. undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-QSB to be filed by the Company during 2003.


ITEM 1.    DESCRIPTION OF BUSINESS

OVERVIEW

       LION, Inc. ("LION" or the "Company"), a Washington Corporation, has been an innovator of Internet-based products and services for the mortgage industry since 1995. Until December 2000, LION operated under the name Plenum Communications, Inc. and conducted business through its wholly-owned subsidiary, LionInc.com. Effective January 1, 2001, LionInc.com was merged into LION. Our common stock trades on the OTC Bulletin Board under the symbol "LINN."

       LION's website address is www.lioninc.com. LION makes available free of charge through its website its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

INDUSTRY INFORMATION

       Loan origination volume in the mortgage industry in the U.S. is expected to reach more than $2 trillion in 2003. While 2003 is expected to be a strong year, volumes are expected to be down from the approximately $2.5 trillion mark set in 2002. Mortgage brokers could account for 40 to 60 percent of total originations in 2003. The industry is still paper intensive, and industry participants still interact with one another by phone, fax and express mail. However, approximately 60 percent of consumers search for loans online and online originations as a percent of all originations are expected to grow each year. By 2006, loan originations utilizing the Internet could approach one-third of all originations. Use of the Internet in the mortgage industry is expected to reduce both processing time and average cost per transaction.

CUSTOMER BASE

       Mortgage brokers, wholesale lenders and industry affiliates constitute our primary sources of revenue. While borrowers/consumers are not currently part of our revenue base, they directly impact our core customer base. Each of our customer segments is discussed below in more detail.

       MORTGAGE BROKERS. There are approximately 30,000 mortgage brokerage firms in the country. The median mortgage brokerage firm has one office, originates approximately 125 loans per month, and employs 4 to 5 loan officers. There appears to be a total market of approximately 120,000 mortgage originators within these brokerage firms.

       Large Mortgage Broker firms who have 50-100 loan officers in one location tend to be spread out geographically with no more than 10-25 loan officers in a single office. However, the majority of mortgage brokers operate much like sole practitioners with less than 10 employees.

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

PRODUCTS AND SERVICES

       LION provides marketing and website technology to help mortgage originators attract customers and originate loans more efficiently and cost effectively. With proven online strategies, the LION mortgage solution delivers a competitive advantage that generates more originator business, saves time and money, increases loan production and streamlines the approval process.

       LION's "consumer to business" and "business to business" portals connect the originator to a large marketplace of customers seeking home mortgages and to a powerful network of lenders and vendors in the mortgage industry. The Company's "consumer to business" portal, www.mortgage101.com, is one of the nations leading consumer mortgage portals. Accessible through a variety of leading search engines, Mortgage 101 and its network of LION affiliate internet sites attract over 1,000,000 unique visitors each month. Its content is co-branded to approximately 18,500 realtor sites, nearly 2,200 originator websites, and a variety of developer direct and association websites. The Company's "business to business" portal, www.lioninc.com, allows members to search for the best mortgage for their customers by checking and comparing lender pricing from one of the largest wholesale lender databases in the country, locking the rate and sending the loan application file to a number of lenders electronically through an advanced loan origination software system. LION also provides this complete software package to large originator companies under a private label license allowing them to customize their own services under their own brand.

       In LION's core business model, there are three distinct revenue categories from its mortgage broker/originator and lender customers. The categories are membership, marketing and technology fees.

       MEMBERSHIP FEES are generated from LION's subscription-based products and services. They are LION Pro, Mortgage 101 and Free Mortgage Dot Com.

       LION PRO, used by approximately 5,200 mortgage brokers nationwide, consists of LION Loan Search, LoanLink, News Now and Ratesheets on Demand. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily in 77 regions in the country. There are over 120 participating lenders and nearly 48,000 loan programs in the loan search database. The LoanLink feature is a subprime loan exchange platform where originators can submit hard to place loans to participating lenders. The News Now feature of LION Pro allows originators to make informed decisions with high-value content and market data; featuring mortgage backed securities, real time market information, financial market analysis, economic indicators, business/service directories and calendars. Finally, the Ratesheets on Demand service allows members to request ratesheets from all participating lenders and receive them by either fax or email.

       MORTGAGE 101 consists of hundreds of mortgage information pages, home buying articles, economic and market data, prequalification tools, interactive calculators, live interest rates displayed from LION's Multi-Lender Rate Feed and prequalification and application tools. Mortgage 101 content educates consumers about the mortgage process and connects them to a large network of local originators that can provide a competitive loan product. Through the Mortgage 101 brand, the Company has grown its co-branded real estate sites to approximately 18,500 which consist of realtors, real estate offices, relocation sites, associations, and city portals. The Mortgage 101 brand also includes approximately 2,200 mortgage companies that have their web sites hosted by LION also. LION recently completed producing a Spanish translation of Mortgage101.com, located at Hipoteca101.com, and has partnered with a large national origination organization to provide mortgage services for their website.

       Originators also pay a fee for MORTGAGE 101 ORIGINATOR TOOLS which include a suite of back-end tools used to manage and customize rates, leads and content. This valuable management tool is integrated into their company's existing website. This service is provided to over 2,500 mortgage brokers nationwide.

       FREE MORTGAGE DOT COM is a template web site using Mortgage101 technology with the mortgage originators' logo and colors delivered with no set up fees and free one-year domain name registration. Users pay a monthly hosting fee for this entry level service. In many cases this product becomes the first step before moving into a series of upgrades toward larger more comprehensive enterprise websites. There are approximately 1,100 mortgage brokers using this template web site.

       MARKETING FEES are generated through both of LION's portal web sites; www.lioninc.com and www.mortgage101.com. Consumers visiting the mortgage101.com web site, check live interest rates, use pre-qualification tools, and submit "1003" loan applications through links connecting them to LION's network of advertisers. Originator advertisers attract customers by paying marketing fees for ad banners, directory listings, interest rate display, web site promotion, and lead generation. Originators visit the lioninc.com web site to check daily wholesale rates, submit loans, and access mortgage specific news and content. Wholesale lenders and industry vendors attract these customers by paying marketing fees for ad banners, web site promotion, and lead generation.

       TECHNOLOGY FEES are generated through the sales of website development and hosting to mortgage originators and wholesale/retail lenders. LION web sites offer both template and custom design solutions that deliver a combination of standard and custom content which feature, calculators to deliver valuable information to the user, integrated consumer tools, distinct user access modules, a preferred lender selection, business document publishing and loan file management accessible from any business location.

       For the wholesale and/or retail lender, LION has developed technology under the LoanCAT brand. This technology allows lenders to electronically submit rate pricing, receive rate lock requests and "1003" loan application files.

PRODUCTS AND SERVICES INITIATIVES FOR 2003

       LION's current subscription based business model performs well in a competitive market with higher interest rates. This more competitive market forces mortgage brokers to compete aggressively for loan volume. They use LION's products and services as creative ways to attract and capture more customers. This model however, does not effectively capture larger revenue opportunities for LION when loan volumes increase during low interest rate cycles. LION is in the process of developing a new performance/transaction based business model that will accelerate the Company's growth potential. LION's new model will be a blend between both the subscription based and performance/transaction based models.

       LEAD GENERATION. To leverage the growing traffic to its consumer marketplace, LION has improved the conversion of its consumer traffic into higher quality leads by enhancing profiling, filtering and routing to its mortgage originator customers. The Company will be introducing additional improvements throughout 2003 by incorporating more advanced qualifying criteria. Improvements to the Mortgage 101 web site will be completed during the first quarter of 2003 which will continue to draw more consumers into the LION consumer portal.

       PRODUCTIVITY TOOLS FOR BROKERS. The Company has developed its first version of an office-based LION Pro product known as LION Pro Office. This product offers productivity software for both single and multi-user offices and includes a private database that features a comprehensive searchable database of each broker company's specific group of lenders. It will feature new loan program search parameters, management tools and an advanced version of the News Now content. This improved high-value content and market data section will feature real time market information, financial market analysis, economic indicators combined with the broker company's current business/service directories and calendars.

       LION has delivered this private database product and management software to two large originator companies and anticipates a wider scale launch of the full product towards the end of the second quarter of 2003. LION Pro Office customers will not only see their own lenders and loan programs but also have access to the entire LION Pro database which gives them overall access to over 120 participating lenders totaling nearly 48,000 loan programs. This new product targeted to the larger origination companies is anticipated to rapidly increase broker membership into the LION marketplace.

       SUBPRIME DECISION ENGINE. Plans are also under way to improve LION's LoanLink, subprime exchange platform. In November 2002, LION signed a strategic alliance agreement that will introduce a subprime decision engine to its network of mortgage originators and lenders. This technology will enable LION members to submit a file and receive instantly priced, conditional loan approvals from the nation's top subprime lenders. In addition, LION is planning to offer a private label version of this product engine to the nation's wholesale and retail lending institutions.

       LOAN LOCKING WITH LENDERS. Through a strategic agreement, LION has also introduced broker approval, online loan program and product search, real-time pricing, lock processing and file submission between mortgage brokers and wholesale lenders. This is mostly for conforming loans, but there is also subprime loan functionality that is beginning to be used.

       LOAN ORIGINATION SOFTWARE. In October 2002, through another key strategic alliance, LION introduced an advanced loan origination software (LOS) product. This new LOS offers a revolutionary straight-through processing software system that leverages the Internet and wireless devices to allow origination teams to easily prospect and process mortgage loans. With this product, originators are empowered to access and share files with others anytime, anywhere, without having to re-key data, and without traditional hardware and software expenses. Through this alliance, LION will be able to offer a complete "lead to loan" package that will begin to streamline the entire loan process for its members by bundling the software with its online advertising, lead generation, web site and membership services. This software is the vehicle that delivers the loan application to the lender and lies at the heart of driving increased loan production to the lender. This LOS functionality will be one of the keys to the success of LION's new performance/transaction based business model.

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

RESEARCH AND DEVELOPMENT

       We develop our own proprietary software for providing products and services to our customers. These efforts are funded through operations and equity financing. Research and development expense was approximately $318,000 and $267,000 for 2002 and 2001, respectively.

COMPETITION

       The market for Internet-based products and services is still intensely competitive, rapidly evolving, and subject to rapid technological change. We expect competition to intensify and increase in the future. Technological barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software.

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

       We currently host approximately 2,200 web sites. This places us as the third largest provider of Internet sites for mortgage brokers and retail originators. We have the ability to deliver competitive technology and aggressive advertising campaigns. In addition, the broker home page product benefits from the market share resulting from our product and service offerings.

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

EMPLOYEES

       At December 31, 2002, we had 89 employees of which 80 were full-time. There are 22 commissioned marketing associates. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled technical engineers involved in new product development. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, customer service and administrative organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe relations with our employees are good.

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

       We are working toward a goal of sustained profitability and took several important steps during 2001 by merging our subsidiary with LION, reorganizing our senior management team, and consolidating our originator sales and service operations. During 2002, we moved forward with (i) our three major initiatives; enhancement of core online services for brokers, the conversion of consumer traffic into high-value business generation, and new online management tools for lenders and (ii) our strategic alliances with IMX, Inc. (incorporating the IMX Exchange(R) technology and its participating brokers and lenders into the LION marketplace), ABC Virtual Communications, Inc. (joint marketing and licensing agreement that empowers LION to deliver ABC Virtual's unique loan origination software, ECLoanPro, to LION's network of mortgage originators and lenders) and LoanRover Decision Systems, Inc. (integration of a multi-lender subprime decision engine to LION's members). All of these initiatives and alliances are in various stages of integration with the Company's operations.

       Annual revenues increased to $6,409,568 from $6,010,604 for 2002 and 2001, respectively. The growth has come primarily from improvements to existing core products and services. The potential growth in revenues related to our initiatives and strategic alliances will not materially impact operations until early to mid 2003. This assumes the initiatives and alliances achieve market acceptance.

       We did achieve profitability for the second and third quarters of 2001, and net income for the year was $41,568. The loss for first quarter 2002 totaling $40,896 was anticipated and the loss for second quarter was $324,834 which included the unanticipated Anders litigation settlement totaling $340,000. While the third quarter and fourth quarters of 2002 were profitable at $115,461 and $141,182, respectively, there was a loss for the year totaling $109,087.

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


WE WILL NEED ADDITIONAL FINANCING; CURRENT FUNDS ARE INSUFFICIENT TO FINANCE OUR PLANS FOR GROWTH AND OUR OPERATIONS AT THE DESIRED RAPID PACE; WE COULD BE REQUIRED TO CUT BACK OPERATIONS IF WE ARE UNABLE TO RAISE OR OBTAIN NEEDED FUNDING.

       Our existing working capital is not sufficient to allow us to execute our business plan as fast as we would like. We are planning to fund internally the development and implementation of our initiatives and the integration of our new strategic alliances through funds generated from Company operations.

       While the Company did grow its cash reserves during the first and second quarters of 2002, we had to pay out $340,000 in early July 2002 related to the judgment on the Anders lawsuit. During the fourth quarter were able to again increase our cash reserves while continuing to fund our initiatives and integration with strategic alliances. We will continue to grow our cash reserves and fund the development and implementation of our plans through operations, but additional resources are needed to grow at our desired pace. If we are unable to obtain adequate capital financing through equity or other financings, we may not be able to successfully implement our short-term or long-term plans for expansion or to meet our working capital requirements. However, even if we succeed in our business plans, we may experience rapid growth requiring additional funds to expand our operations and organization.

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


WE ARE SUBSTANTIALLY DEPENDENT ON MORTGAGE BROKERS AND THE MORTGAGE BROKER INDUSTRY.

       LION's most critical customer continues to be the mortgage broker. Mortgage broker fees comprised of memberships, website services, lead generation and ad banners were 84% of our total revenues during 2002. Customer agreements are short-term and renewable. There can be no assurance that these subscribers will continue to participate in the LION marketplace, or that we will be able to attract new mortgage brokers at rates sufficient to maintain a stable or growing revenue base. We cannot assure you that the market for our products and services will continue to develop as expected. If the mortgage broker market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, our business operating results and financial condition may be materially adversely affected.

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

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

       We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful servers. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. In addition, the majority of our network infrastructure is located in Seattle, Washington, an area susceptible to earthquakes. The prospect of such unscheduled interruptions is quite possible in the foreseeable future, and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence.

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

       The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2002, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $.03 to $.10 per share and the sale price of our common stock closed at $.05 per share on December 31, 2002. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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


VOLUME OF SHARES ELIGIBLE FOR SALE COULD IMPAIR OUR STOCK PRICE AND HINDER FUTURE FINANCING EFFORTS.

       As of December 31, 2002, a substantial majority of the 31,441,978 outstanding shares of common stock and 1,500,000 shares of convertible preferred stock held by existing shareholders were issued and sold by the Company in private transactions in reliance on exemptions from the registration provisions of the Securities Act and are restricted securities within the meaning of Rule 144 under the Securities Act. Of the outstanding shares, including shares held by affiliates, 32,401,978 or 98% were issued on or before December 31, 2001, and may be currently eligible for resale in the open market, if any, subject to the volume and other conditions of Rule 144. There are no contractual restrictions on the resale of the outstanding common stock. The sale in the public market of these shares of restricted common stock, or the perception that these sales may occur, may depress prevailing market prices of the common stock.


OUTSTANDING OPTIONS AND WARRANTS, WHEN EXERCISED, WILL FURTHER DILUTE COMMON SHAREHOLDERS.

       As of December 31, 2002, there were outstanding stock options to purchase an aggregate of 5,803,900 shares of common stock at exercise prices ranging from $.05 to $2.00 per share, and warrants to purchase 1,471,667 shares of common stock at exercise prices ranging from $.40 to $.78 per share. Employee options are subject to a restriction whereby option holders have agreed to not sell or otherwise transfer or dispose of shares of the common stock issued upon exercise of options in an amount which shall exceed 250,000 shares during any three-month period. The exercise of these outstanding options and warrants will dilute the percentage ownership of common stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for the common stock. Furthermore, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of these outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.


ITEM 2.   DESCRIPTION OF PROPERTY

       Our executive offices are located in Seattle, Washington, where we currently lease approximately 8,274 square feet. The lease expires on July 31, 2007. We have the right to use this space for computer information services and related business uses.

       For sales, marketing and website development efforts, we lease approximately 8,053 square feet in Denver, Colorado. This lease expires November 30, 2007.

       All leases are operating leases. We believe that our current facilities are adequate and suitable for their current use, and that additional facilities will be available, when needed, upon commercially reasonable terms. We also believe that all of the leased space and all property maintained within are adequately insured.


ITEM 3.   LEGAL PROCEEDINGS

       We are not a party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of our shareholders was held December 13, 2002 in Bellevue, Washington. Our common stock and Series A Preferred Stock were the only classes of securities entitled to vote at the Annual Meeting. Only shareholders of record at the close of business on October 28, 2002 (Record
Date) were entitled to receive notice of the Annual Meeting. As of the Record Date, there were 31,413,478 shares of common stock and 1,500,000 shares of Series A Preferred Stock outstanding. There were 21,07,234 shares or 63.8 percent of the outstanding shares represented at the Annual Meeting in person or by proxy, each share entitled to one vote on each matter to be voted upon. Various matters were submitted for a vote by the shareholders as summarized on the next page.

PROPOSAL # 1 - Election of directors.

       The following directors were elected to serve on the LION Board of Directors for a one-year term.

                                                       Vote of the Stockholders
                        Positions and Offices Held   ---------------------------
    Directors               Within the Company            For         Withheld
--------------------    --------------------------   ------------- -------------
John A. McMillan        Chairman of the Board         20,575,595      431,639
David Stedman           Director, President & CEO     20,224,191      783,043
J.C. "Tuck" Marshall    Director                      20,597,626      409,608
Sam Ringer              Director                      20,750,877      256,357
Jacob L. Smith          Director                      20,768,301      238,933
Randall D. Miles        Director                      20,760,796      246,438
Griffith J. Straw       Director                      20,768,301      238,933


PROPOSAL # 2 - Ratification of independent accountants.

       Grant Thornton was ratified as the independent accountants for the fiscal year ended December 31, 2002 with a vote of 20,907,498 for, 74,126 against and 25,610 abstaining.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

       The Company's common stock trades on the OTC Bulletin Board under the symbol "LINN." The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:

Fiscal Year Ended December 31,              2002                     2001
                                      -----------------       -----------------
                                       High        Low         High        Low
                                      ------     ------       ------     ------
First Quarter                         $0.100     $0.075       $0.172     $0.063
Second Quarter                         0.090      0.060        0.100      0.060
Third Quarter                          0.095      0.065        0.110      0.080
Fourth Quarter                         0.100      0.030        0.090      0.050

       This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

       There were approximately 1,271 holders of record of our common stock as of March 13, 2003.

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

RECENT SALES OF UNREGISTERED SECURITIES

       During the fourth quarter of 2002, common stock totaling 153,500 shares at prices ranging from $.056 to $.064 per share totaling $9,284 were issued to two employees in lieu of cash for deferred compensation. The recipients were accredited, had access to all material information concerning the Company, and acquired the securities for investment. Appropriate legends were affixed to the certificates issued in the transactions. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document.

SUMMARIZED RESULTS OF OPERATIONS

CONDENSED RESULTS

                              Three months ended          For the Year Ended
                                 December 31,                December 31,
                          -------------------------   -------------------------
                              2002          2001          2002          2001
                          -----------   -----------   -----------   -----------

Revenues                  $ 1,664,054   $ 1,463,445   $ 6,409,568   $ 6,010,604
Operating expenses          1,520,607     1,491,513     6,119,823     5,963,416
                          -----------   -----------   -----------   -----------
  Operating income (loss)     143,447       (28,068)      289,745        47,188
Other expense - net            (2,265)         (229)     (398,832)       (5,620)
                          -----------   -----------   -----------   -----------
    Net income (loss)     $   141,182   $   (28,297)  $  (109,087)  $    41,568
                          ===========   ===========   ===========   ===========


       For the fourth quarter of 2002, revenue was $1.66 million, up 14% from $1.46 million for the fourth quarter of 2001. Revenue for the full year of 2002 was $6.41 million, up 7% from $6.01 million for 2001.

       Net income for fourth quarter of 2002 was approximately $141,000 compared to a net loss of approximately $28,000 for the same quarter in the prior year. The Company incurred a net loss for the full year of 2002 of approximately $109,000 compared to net income of $42,000 for 2001. The net loss in 2002 was due to settlement charges and legal fees totaling approximately $647,000 related to the Billy Anders litigation, which was settled in early July 2002. Excluding settlement charges included in other expense and related legal expenses included in operating expenses during both 2002 and 2001, net income would have remained unchanged at $141,000 for the fourth quarter and been approximately $538,000 for all of 2002, up from net income of approximately $28,000 and $125,000, respectively, for the same periods in 2001. The Company is pursuing ongoing negotiations with its insurance carrier to recapture some if not all of the legal fees and settlement amount related to the Anders case. It is anticipated that this will be resolved sometime during the first half of 2003.

       At the beginning of 2002, the Company implemented SFAS No. 142 which eliminates the amortization of goodwill and requires periodic review for potential impairment. Amortization expense totaling $113,360 was included in the operating results for 2001. No amortization expense for goodwill has been recorded in 2002.

DETAILED RESULTS OF OPERATIONS

REVENUES

                                2002          2001
                             ----------    ----------
     REVENUES BY CATEGORY
     Membership fees         $2,979,790    $2,913,518
     Marketing fees           2,330,642     2,016,697
     Technology fees          1,077,526     1,060,268
     Other fees                  21,610        20,121
                             ----------    ----------

     Total revenues          $6,409,568    $6,010,604
                             ==========    ==========


       Revenues increased to $6,409,568 from $6,010,604 for the years ended December 31, 2002 and 2001, respectively. This represents an increase of $398,964 or 7%. Total revenues of $6,409,568 for 2002 were comprised of mortgage broker fees of $5,358,994 or 84% and lender fees of $1,050,574 or 16%. Total revenues of $6,010,604 for 2001 were comprised of mortgage broker fees of $4,768,822 or 79% and lender fees of $1,241,782 or 21%.

       Fees from mortgage brokers increased to $5,358,994 from $4,768,822 for 2002 and 2001, respectively. This represents an increase of $590,172 or 12%. The increase was due primarily to growth in membership fees (LION Pro - Loan Search, Mortgage 101 - originator tools, and Free Dot Com - template websites) totaling $66,272, marketing fees (lead generation and advertising) totaling $344,248, technology fees (website development and hosting) totaling $167,934, and other revenues totaling $11,718.

       Fees from lenders decreased to $1,050,574 from $1,241,782 for 2002 and 2001, respectively. This represents a decrease of $191,208 or 15%. The decrease was due to decreases in marketing fees (lead generation and advertising) totaling $30,303, technology fees (website development and hosting) totaling $150,676, and other fees totaling $10,229.


DIRECT COSTS

       Direct costs are comprised primarily of web site fulfillment, technology infrastructure support, project management, quality control, and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs increased to $1,079,660 from $1,053,960 for the years ended December 31, 2002 and 2001, respectively. This represents an increase of $25,700 or 2%. Direct costs as a percentage of revenues decreased to 17% from 18% for 2002 and 2001, respectively. The increase in expense is due to increased database support functions as LION expanded its database of lenders during the latter half of 2002. This increase was offset by a decrease in (i) LoanCat projects not requiring the same level of fulfillment resources during 2002 as compared to the prior year and (ii) the redeployment of infrastructure resources beginning in the fourth quarter of 2001 to research and development efforts on new product initiatives.

SELLING AND MARKETING

       Marketing and selling expenses are comprised of marketing and advertising costs, sales salaries and related support costs. Marketing and selling expenses increased to $1,843,857 from $1,725,005 for the years ended December 31, 2002 and 2001, respectively. This represents an increase of $118,852 or 7%. These expenses as a percentage of revenues were 29% for both 2002 and 2001. The increase is due to growth in the commissioned broker sales force and related support costs, increased advertising costs for lead generation and greater participation in trade shows.


GENERAL AND ADMINISTRATIVE

       General and administrative expenses are comprised of management and administrative salaries and related costs, legal and audit fees, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses decreased to $2,413,824 from $2,418,803 for the years ended December 31, 2002 and 2001, respectively. This represents a decrease of $4,979. General and administrative expenses as a percentage of revenues were 38% and 40% for the years ended December 31, 2002 and 2001, respectively. The decrease in costs was due primarily to a reduction in rent expense due to the move to the new corporate headquarters in Seattle from Renton, telephone costs due to beneficial contract changes, improvement in bad debt experience, and the reallocation of upper management resources to research and development and direct costs. This decrease was offset by legal fees related to the Billy Anders litigation totaling approximately $307,000 and $83,000 in 2002 and 2001, respectively.


RESEARCH AND DEVELOPMENT

       Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $317,909 from $267,113 for the years ended December 31, 2002 and 2001, respectively. This represents an increase of $50,796 or 19%. Research and development expenses as a percentage of revenues increased to 5% from 4% for the years ended December 31, 2002 and 2001, respectively. The increase is primarily due to the reallocation of fulfillment, infrastructure and administrative personnel to the research and development function to work on three major initiatives for 2002; enhancement of core online services for brokers, the conversion of consumer traffic into higher-value lead generation, and new online management tools for lenders.


DEPRECIATION AND AMORTIZATION

       Depreciation and amortization expense decreased to $464,573 from $498,535 for the years ended December 31, 2002 and 2001, respectively. This represents a decrease of $33,962 or 7%. The decrease was due to the implementation of SFAS No. 142 at the beginning of 2002 which eliminated the amortization of goodwill. Amortization of goodwill during 2001 that did not recur in 2002 amounted to $113,360. This reduction in 2002 was offset by additional depreciation on new fixed asset additions and amortization of internally developed software.

OTHER EXPENSE

       Other expense totaling $390,000 for the year ended December 31, 2002 includes the $340,000 settlement related to the Billy Anders litigation and $50,000 settlement related to past software licensing infringements and penalties. See "NOTE H - SETTLEMENT OF LEGAL MATTERS" in the Company's "NOTES TO FINANCIAL STATEMENTS".


LIQUIDITY AND CAPITAL RESOURCES

       During 2002, the Company primarily funded its activities through operations and lease financing. At December 31, 2002, we had approximately $404,000 in cash and cash equivalents.

                                          2002          2001
                                       ---------     ---------
     NET CASH PROVIDED BY (USED IN)
     Operating activities              $ 446,459     $ 527,638
     Investing activities               (501,745)     (339,266)
     Financing activities                (21,707)      175,284
                                       ---------     ---------

     Net (decrease) increase           $ (76,993)    $ 363,656
                                       =========     =========

OPERATING ACTIVITIES

       During 2002, operating activities provided net cash of $446,459 compared to $527,638 for 2001. The net cash provided by operating activities for 2002 was primarily attributable to (i) revenue growth, primarily from our mortgage broker customers, (ii) improved bad debt experience, (iii) a reduction in occupancy costs and other related costs due to moving the company headquarters to a smaller, more efficient location in Seattle, and (iv) a reduction in telephone costs due to beneficial contract changes. The increase was offset by (i) the funding of legal expenses totaling approximately $307,000 related to the Billy Anders trial and (ii) the judgment resulting from the trial which was paid in early July 2002 totaling $340,000.

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

INVESTING ACTIVITIES

       During 2002, we used net cash of $501,745 for our investing activities which was primarily for (i) the capitalized portion of software development costs related to the Company's three initiatives; enhancement of core online services for brokers, the conversion of consumer traffic into higher-value lead generation, and new online management tools for lenders and (ii) upgrades to hardware and software for the data center that delivers the Company's products and services.

       During 2001, we used net cash of $339,266 for our investing activities which was primarily for the capitalized portion of our software development costs related to (i) our migration to a new data base platform, (ii) additional solutions to automated underwriting submissions, and (iii) upgrades to internal reporting systems.

FINANCING ACTIVITIES

       During 2002, the net use of cash for financing activities was $21,707. Cash used was primarily related to notes payable on the acquisition of application and database software for the Company's data center.

       During 2001, net cash proceeds from financing activities were $177,550. Proceeds received from financing activities were primarily the result of a private placement of the Company's common stock totaling $175,000.


AGGREGATE CONTRACTUAL OBLIGATIONS

                                              Payments Due by Period
                                  ----------------------------------------------
                                               Less Than
                                     Total      1 Year     1-3 Years   3-5 Years
                                  ----------  ----------  ----------  ----------
CONTRACTUAL OBLIGATIONS
Long-term debt                    $   17,617  $    8,055  $    9,562  $     --
Capital lease obligations             86,012      37,075      48,937        --
Operating lease obligations        1,823,100     367,500     765,900     689,700

                                  ----------  ----------  ----------  ----------
Total contractual obligations     $1,926,729  $  412,630  $  824,399  $  689,700
                                  ==========  ==========  ==========  ==========


       The above table represents the Company's total contractual obligations as of December 31, 2002. See "NOTE E - LONG-TERM OBLIGATIONS" and "NOTE G - COMMITMENTS AND CONTINGENCIES" in the Company's "NOTES TO FINANCIAL STATEMENTS" below for additional information.


2003 PLANS

       The Company is continuing to implement its business plan which includes enhancing core products and services through internal research and development projects and strategic alliances with companies providing "best of breed" products and services. In addition, the Company is in the process of moving to a blend of its existing subscription based business model combined with a performance/transaction based model which will allow the Company to take advantage of cyclical swings in mortgage loan volumes. See additional comments under the heading "PRODUCTS AND SERVICES INITIATIVES FOR 2003" in Item 1 above.

       To ensure operational success of our plans for 2003, the Company expects to make greater investments in marketing, personnel, and professional services. It is management's belief that working capital from operations will be adequate to fund the Company's initiatives, integrate with its strategic alliance partners, and enhance core business.

       During 2002, we were able to fund our initiatives from operations. In addition, not including the judgment from the Anders litigation totaling $340,000 that was paid in July 2002, the Company has been able to grow its available cash each quarter along with achieving profitability for the third and fourth quarters of 2002. We further anticipate being profitable during each quarter of 2003.


CRITICAL ACCOUNTING POLICIES

       LION's financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for LION include revenue recognition, accounting for internally-developed software, accounting for research and development costs, accounting for legal contingencies, and accounting for income taxes.

       LION accounts for goodwill in accordance with SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

       LION accounts for research and development costs in accordance with several accounting pronouncements, including SFAS 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS, and SFAS 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for internal use by the Company. Judgment is required in determining when the technological feasibility of a product is established. The Company expenses all research and development costs when incurred.

       LION from time to time is involved in certain legal matters arising during the normal course of business. Should they occur, the outcomes of these various legal proceedings and claims are subject to significant uncertainty. SFAS 5, ACCOUNTING FOR CONTINGENCIES, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company's financial position or its results of operations.

       SFAS 109, ACCOUNTING FOR INCOME TAXES, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company's financial position or its results of operations.


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

Report of Independent Certified Public Accountants



Board of Directors and Stockholders
LION, Inc.

We have audited the accompanying balance sheets of LION, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LION, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142") on January 1, 2002.


/s/  Grant Thornton LLP
Portland, Oregon
February 14, 2003

                                   LION, Inc.
                                 BALANCE SHEETS
                                  December 31,

                                     ASSETS

                                                         2002           2001
                                                     -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents                          $   403,917    $   480,910
  Accounts receivable, less allowance for
     doubtful accounts of $62,400 and
     $58,000 in 2002 and 2001, respectively              347,661        363,168
  Prepaid expenses and other                              71,388         72,579
                                                     -----------    -----------

       Total current assets                              822,966        916,657

PROPERTY AND EQUIPMENT, net                              940,372        875,807

OTHER ASSETS
  Goodwill - net                                         273,955        273,955
  Other assets                                            37,908         33,022
                                                     -----------    -----------

                                                     $ 2,075,201    $ 2,099,441
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $   111,340    $   129,240
  Accrued liabilities                                    329,671        306,338
  Current maturities of long-term obligations             35,330         21,278
  Deferred revenue                                       295,497        277,449
                                                     -----------    -----------

       Total current liabilities                         771,838        734,305

LONG - TERM OBLIGATIONS, less current maturities          52,495         51,325

COMMITMENTS AND CONTINGENCIES                               --             --

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001 per share;
    authorized 5,000,000 shares; liquidation
    value $900,000                                         1,500          1,500
  Common stock - authorized, 50,000,000 shares
    of $.001 par value                                    31,442         31,027
  Additional contributed capital                      11,741,101     11,716,622
  Notes receivable from stockholders                        --          (21,250)
  Accumulated deficit                                (10,523,175)   (10,414,088)
                                                     -----------    -----------
                                                       1,250,868      1,313,811
                                                     -----------    -----------

                                                     $ 2,075,201    $ 2,099,441
                                                     ===========    ===========

The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                         2002           2001
                                                      ----------     ----------

Revenues                                              $6,409,568     $6,010,604

Expenses
  Direct costs                                         1,079,660      1,053,960
  Selling and marketing                                1,843,857      1,725,005
  General and administrative                           2,413,824      2,418,803
  Research and development                               317,909        267,113
  Depreciation and amortization                          464,573        498,535
                                                      ----------     ----------
                                                       6,119,823      5,963,416
                                                      ----------     ----------

       Operating income                                  289,745         47,188

Other income (expense)
  Interest expense                                       (11,060)        (2,720)
  Interest income                                          1,988          3,011
  Other income                                               240          5,740
  Other expense (Note H)                                (390,000)       (11,651)
                                                      ----------     ----------

       NET (LOSS) INCOME                              $ (109,087)    $   41,568
                                                      ==========     ==========

(Loss) income per common share - basic and diluted    $     --       $     --
                                                      ==========     ==========


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2002 and 2001

                                                                                               Notes
                                   Preferred stock        Common stock         Additional    receivable
                                  -----------------  ----------------------   contributed       from      Accumulated
                                    Shares   Amount     Shares      Amount       capital    stockholders    deficit        Total
                                  ---------  ------  -----------   --------   ------------   ---------   ------------   -----------
Balance at
  January 1, 2001                 1,500,000  $1,500   32,665,311   $ 32,665   $ 12,429,956   $(969,375)  $(10,455,656)  $ 1,039,090
Issuance of common stock
  in conjunction with
  exercise of stock options              --      --      140,000        140         23,660     (21,250)            --         2,550
Common stock issued in lieu
  of cash compensation                   --      --      320,000        320         36,180          --             --        36,500
Issuance of common stock in
  conjunction with a Private             --      --    1,166,667      1,167        173,833          --             --       175,000
  Placement Offering
Issuance of stock options
  for consulting                         --      --           --         --         19,103          --             --        19,103
  services received
Common stock returned for
  cancellation of notes
  receivable                             --      --   (3,265,000)    (3,265)      (966,110)    969,375             --            --
Net income for the year                  --      --           --         --             --          --         41,568        41,568
                                  ---------  ------  -----------   --------   ------------   ---------   ------------   -----------
Balance at December 31, 2001      1,500,000   1,500   31,026,978     31,027     11,716,622     (21,250)   (10,414,088)    1,313,811
Issuance of common stock in
  conjunction with exercise
  of stock options                       --      --       15,000         15            885          --             --           900
Common stock issued in lieu
  of  compensation                       --      --      525,000        525         37,921          --             --        38,446
Issuance of stock options
  for consulting services
  received                               --      --           --         --          6,798          --             --         6,798
Common stock returned for
  cancellation of notes
  receivable                             --      --     (125,000)      (125)       (21,125)     21,250             --            --
Net loss for the year                    --      --           --         --             --          --       (109,087)     (109,087)
                                  ---------  ------  -----------   --------   ------------   ---------   ------------   -----------
Balance at December 31, 2002      1,500,000  $1,500   31,441,978   $ 31,442   $ 11,741,101   $      --   $(10,523,175)  $ 1,250,868
                                  =========  ======  ===========   ========   ============   =========   ============   ===========


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                         2002           2001
                                                     -----------    -----------

Cash flows from operating activities
  Net (loss) income                                  $  (109,087)   $    41,568
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities
      Depreciation and amortization                      464,573        498,535
      Write off of capitalized software
        development costs                                 10,436         15,000
      Common stock and stock options issued
        for services received                              6,798         19,103
      Common stock issued in lieu of
        cash compensation                                 38,446         36,500
      Changes in assets and liabilities
        Accounts receivable                               15,507         94,537
        Prepaid expenses and other                         1,191         20,036
        Accrued liabilities                               23,333        (74,749)
        Accounts payable                                 (17,900)      (107,596)
        Deferred revenue                                  18,048        (27,651)
        Other assets                                      (4,886)        12,355
                                                     -----------    -----------

          Net cash provided by operating activities      446,459        527,638

Cash flows from investing activities
  Capitalized software development costs                (355,285)      (224,742)
  Purchase of property and equipment                    (146,460)      (114,524)
                                                     -----------    -----------

          Net cash used in investing activities         (501,745)      (339,266)

Cash flows from financing activities
  Payments on long-term obligations                      (22,607)        (2,266)
  Proceeds from issuance of common stock
    and exercise of stock options                            900        177,550
                                                     -----------    -----------

          Net cash (used in) provided
            by financing activities                      (21,707)       175,284
                                                     -----------    -----------

Net (decrease) increase in cash and cash equivalents     (76,993)       363,656

Cash and cash equivalents at beginning of period         480,910        117,254
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   403,917    $   480,910
                                                     ===========    ===========

Supplemental cash flow information and non-cash investing and financing activities

   See note L

The accompanying notes are an integral part of these statements.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     LION, Inc. is a Washington corporation. LION, Inc., dba LionInc.com, provides its subscribers, principally mortgage brokers and agents, electronic access to a database of mortgage offerings by a multitude of lenders throughout the United States. LION, Inc. also generates revenue from advertisers who pay marketing fees for ad banners, web site promotion, and lead generation. Additionally, fees are earned related to mortgage originator and lender web site development and hosting.

     A summary of significant accounting polices consistently applied in the preparation of the accompanying financial statements follows.

     1.   CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents.

     2.   REVENUE RECOGNITION

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

     3.   ACCOUNTS RECEIVABLE

     The Company's accounts receivable are due from companies in the mortgage industry, the largest group being mortgage brokers. Credit is extended to most customers, and generally collateral is not required. Payments for accounts receivable are due upon receipt of the invoice, but in some cases they may be due within 15 or 30 days depending on the products or services provided.

     Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

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

     5.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company capitalized software development costs, intended for internal use, totaling $355,285 and $224,742 for the years ended December 31, 2002 and 2001, respectively. These costs are included in computer software in property and equipment and are amortized over a period of three years.

     6.   GOODWILL

     Goodwill represents the excess cost of acquiring the assets of IMark, LLC over the fair value of net assets acquired at the date of acquisition, which was, until January 1, 2002, amortized using a straight-line method over five years. In contrast to accounting standards in effect during 2001, Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which became effective beginning in 2002, provides that goodwill should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Company discontinued the amortization of goodwill. The information presented below reflects adjustments to information reported in 2001 as if SFAS 142 had been applied in that year.

                                               Year ended December 31,
                                               -----------------------
                                                  2002          2001
                                               ---------     ---------

          Reported net (loss) income           $(109,087)    $  41,568
          Add back:  Goodwill amortization          --         113,360
                                               ---------     ---------

          Adjusted net (loss) income           $(109,087)    $ 154,928
                                               =========     =========

     The Company reviews goodwill at least annually to assess recoverability. Impairment is recognized in operating results if the fair value of goodwill is less than the carrying value of the goodwill. Accumulated amortization totaled $292,847 at December 31, 2002 and 2001.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

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

     8.   INCOME (LOSS) PER COMMON SHARE

     Income (loss) per share is based on the weighted average number of shares outstanding during each period. The weighted average number of common shares outstanding was 31,244,711 and 30,673,978 for the years ended December 31, 2002 and 2001, respectively. Preferred shares outstanding were excluded in the computation of diluted EPS during 2002 as their effect was anti-dilutive, but included during 2001. Warrants and options to purchase 7,275,567 and 7,343,667 shares of common stock were outstanding at December 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

     9.   ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense was approximately $230,000 and $198,000 for the years ended December 31, 2002 and 2001, respectively.

     10.  RESEARCH AND DEVELOPMENT COSTS

     All expenditures for research and development costs are expensed in the year incurred.

     11.  INCOME TAXES

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

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     13.  STOCK OPTIONS

     At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note J. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation for the years ended December 31:

                                                        2002          2001
                                                     ---------     ---------

          Net (loss) income, as reported             $(109,087)    $  41,568
          Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all awards,
          net of related tax effects                  (450,303)     (668,305)
                                                     ---------     ---------
          Pro forma net loss                         $(559,390)    $(626,737)
                                                     =========     =========
          (Loss) income per share:
             Basic and diluted--as reported          $      --       $    --
                                                     =========     =========
             Basic and diluted--pro forma            $    (.02)    $    (.02)
                                                     =========     =========

     14.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 presentation.

NOTE B - PREPAID EXPENSES AND OTHER

     Prepaid expenses and other consist of the following as of December 31:

                                                      2002           2001
                                                   ---------      ---------

     Prepaid expenses                              $  67,996      $  65,588
     Other receivables                                 3,392          6,991
                                                   ---------      ---------

                                                   $  71,388      $  72,579
                                                   =========      =========

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of December 31:

                                                      2002           2001
                                                   ---------      ---------

     Computer equipment                            $ 576,285      $ 524,741
     Computer software                             1,442,765      1,058,496
     Equipment                                       276,017        288,185
     Leasehold improvements                            4,990         18,396
                                                   ---------      ---------
                                                   2,300,057      1,889,818
     Less accumulated depreciation
       and amortization                            1,359,685      1,014,011
                                                   ---------      ---------

                                                   $ 940,372      $ 875,807
                                                   =========      =========

     The Company had $87,944 and $50,115 in fixed assets which were acquired under capital leases at December 31, 2002 and 2001, respectively. Accumulated amortization on equipment under capital leases totaled $17,705 and $4,284 at December 31, 2002 and 2001, respectively.


NOTE D - ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of December 31:

                                                      2002           2001
                                                   ---------      ---------

     Salaries                                      $ 126,404      $ 126,040
     Payroll taxes                                    46,569         44,328
     Vacation                                         99,211         99,948
     Accrued software costs capitalized                   --         25,000
     Other                                            57,487         11,022
                                                   ---------      ---------

                                                   $ 329,671      $ 306,338
                                                   =========      =========

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE E - LONG-TERM OBLIGATIONS

     1. Notes payable and capital lease obligations consist of the following at December 31:

                                                          2002          2001
                                                       ---------     ---------

      Software note payable in monthly installments
        of $873 at a fixed rate of 17.3%; final
        payment due December 2004; collateralized
        by software                                    $  17,617     $  24,754

      Capital lease obligations payable in monthly
        installments of $242 at a fixed rate
        of 14.3%; final payment due December 2004          5,024         7,050

      Capital lease obligations payable in monthly
        installments of $1,519 at a fixed rate
        of 17.3%; final payments due at various
        dates through November 2004                       28,684        40,799

      Capital lease obligations payable in monthly
        installments of $1,328 at a fixed rate
        of 16.9%; final payments due November 2005        36,500            --
                                                       ---------     ---------
                                                          87,825        72,603
     Less current maturities                             (35,330)      (21,278)
                                                       ---------     ---------

                                                       $  52,495     $  51,325
                                                       =========     =========

     2.   Notes Payable:

     Aggregate maturities of notes payable are as follows at December 31:

          2003                  $ 8,055
          2004                    9,562
                                -------

                                $17,617
                                =======

     3.   Capital Lease Obligations:

     The Company conducts a portion of their operations utilizing certain equipment and software under capital leases. The following is a schedule by year of minimum rental payments under such leases:

         Year ending December 31,
     --------------------------------

                  2003                              $ 37,075
                  2004                                34,324
                  2005                                14,613
                                                    --------

     Total minimum lease payments                     86,012

     Less amount representing interest               (15,804)
                                                    --------

     Present value of net minimum lease payments    $ 70,208
                                                    ========

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE F - INCOME TAXES

     The Company accounts for income taxes on the liability method, as provided by SFAS No. 109, ACCOUNTING FOR INCOME TAXES.

     The income tax provision reconciled to the tax computed at the statutory federal rate was as follows for the years ended December 31:

                                                           2002            2001
                                                    -----------     -----------

      Tax (benefit) provision at statutory rate     $   (37,090)    $    14,133
      Non-deductible expenses                             5,317          41,924
      Other                                             (45,204)         85,785
      Increase (decrease) in valuation allowance         76,977        (141,842)
                                                    -----------     -----------

          Total                                     $        --     $        --
                                                    ===========     ===========

     The components of deferred taxes are as follows at December 31:

                                                           2002            2001
                                                    -----------     -----------
      Deferred tax asset:
        Intangible assets                           $    26,350     $    29,750
        Liabilities not timely paid                      32,882          33,132
        Allowance for doubtful accounts                  21,216          19,720
        Stock options and warrants issued
          to consultants for services                    39,779           6,494
        Net operating loss carryforward               2,314,808       2,218,640
                                                    -----------     -----------
                                                      2,435,035       2,307,556
      Deferred tax liability:
        Depreciation                                     67,212          16,710

      Valuation allowance                            (2,367,823)     (2,290,846)
                                                    -----------     -----------

                                                    $        --     $        --
                                                    ===========     ===========

     The Company has established a valuation allowance of $2,367,823 and $2,290,846 as of December 31, 2002 and 2001, respectively, due to the uncertainty of future realization of the net deferred tax assets. The valuation allowance was increased (decreased) by $76,977 and $(141,842) during the years ended December 31, 2002 and 2001, respectively, based upon management's estimate of the realizability of the net deferred tax assets. At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6,808,000 available to offset future income which expire in 2005 through 2022. Utilization of these carryforwards are dependent on future taxable income and could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code Section 382.

                                   LION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE G - COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its operations in leased facilities under operating lease agreements. The following is a schedule by years of approximate minimum rental payments under such operating leases, which expire at various dates through November 2007.

               Year ending December 31,
                         2003                             $  367,500
                         2004                                377,800
                         2005                                388,100
                         2006                                398,400
                         2007                                291,300
                                                          ----------

            Total minimum payments required               $1,823,100
                                                          ==========

     The leases provide for payment of taxes and other expenses by the Company. Rent expense for leased facilities totaled approximately $358,000 and $475,000 for the years ended December 31, 2002 and 2001, respectively.

     The Company from time to time is involved in certain legal matters arising during the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's financial position or results of operations.

NOTE H - SETTLEMENT OF LEGAL MATTERS

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

     In June 2001, the Company received notification from the Business Software Alliance (the "BSA"), an organization representing certain members of the software industry, regarding the presence of unlicensed software products at the Company. The Company conducted a voluntary audit and corrective actions were taken. In November 2002, the Company agreed to settle with the BSA for compensation of past software licensing infringements and penalties in the amount of $50,000, which was recorded in Other Expense. As of December 31, 2002, the settlement amount has been paid in full.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE I - WARRANTS

     The Company had the following warrants outstanding to purchase common shares as of December 31:

                                                         2002           2001
                                                    ---------      ---------

     Warrants issued in conjunction with marketing
       services whereby one warrant entitles the
       holder to purchase one share of common
       stock at an exercise price of $1.75,
       expiring through 2002                               --         50,000

     Warrants issued as a finders fee for
       financing whereby one warrant entitles
       the holder to purchase one share of common
       stock at an exercise price of $.60,
       expiring through 2003                          105,000        105,000

     Warrants issued for legal services related
       to financing whereby one warrant entitles
       the holder to purchase one share of common
       stock at an exercise price of $.78,
       expiring through 2003                          200,000        200,000

     Warrants issued in conjunction with the
       Private Placement whereby one warrant
       entitles the holder to purchase one share
       of common stock at an exercise price of
       $.40, expiring through 2004                  1,166,667      1,166,667
                                                    ---------      ---------

         Total                                      1,471,667      1,521,667
                                                    =========      =========


NOTE J - STOCK OPTIONS

     The Company has a stock option plan accounted for under APB Opinion No. 25 and related Interpretations. The plan allows the Company to grant options to employees for up to 50,000 shares of common stock per employee. At December 31, 2002, 3,776,933 shares are available for future issuance under the plan. Options currently outstanding vest over a zero to five year period. Stock options are exercisable at not less than the market value of the Company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for stock options granted.

     The fair value of option grants are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 2002: expected volatility of 112.43%; risk-free interest rate of 3.83%; expected lives ranging from 4 to 10 years; and, a zero percent dividend yield. The following weighted average assumptions were used for grants in fiscal year 2001: expected volatility of 145.51%; risk-free interest rate of 5.07%; expected lives ranging from 5 to 10 years; and, a zero percent dividend yield.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE J - STOCK OPTIONS - Continued

     During 2001, an employee exercised stock options in consideration for a nonrecourse promissory note. Under APB Opinion No. 25, the issuance of stock under such a note is in essence a new grant of options. By issuing a nonrecourse note, the Company extended the original terms of the fixed award, creating a new measurement date. As such, additional compensation cost is recognized to the extent that the intrinsic value of the new award exceeds the intrinsic value of the original award. For the year ended
     December 31, 2001, no compensation expense was recorded as there was no difference between the intrinsic value of the new and old awards. In conjunction with the Company issuing the note, the employee also exercised their option to purchase the Company's common stock. As a result, the shares have been reflected as issued and outstanding at December 31, 2001, however, the shares are held by the Company as collateral on the note. The Company recorded notes receivable from shareholders totaling $21,250 during 2001, for the exercise of these stock options. During 2002, the note receivable of $21,250 was canceled and the related shares totaling 125,000 were retired due to non-payment of accrued interest and principal.

     A summary of the Company's stock option plan activity is as follows:

                                                            2002                           2001
                                                 -------------------------      -------------------------
                                                                  Weighted                       Weighted
                                                                   average                        average
                                                                  exercise                       exercise
                Stock options                      Shares           price         Shares           price
      --------------------------------           ----------       --------      ----------       --------
      Outstanding at beginning of year            5,822,000       $    .56       3,878,250       $    .89
      Granted                                       451,900            .12       3,060,000            .12
      Forfeited                                    (455,000)           .40        (976,250)           .57
      Exercised                                     (15,000)           .06        (140,000)           .17
                                                 ----------       --------      ----------       --------

      Outstanding at end of year                  5,803,900       $    .54       5,822,000       $    .56
                                                 ==========       ========      ==========       ========

      Options exercisable at end of year          4,302,088       $    .57       3,102,625       $    .65
                                                 ==========       ========      ==========       ========

     Weighted-average fair value of options
       granted during the year                                    $    .09                       $    .12
                                                                  ========                       ========

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE J - STOCK OPTIONS - Continued

     The following is a summary of stock options outstanding at December 31, 2002:

                      Outstanding Options                   Options Exercisable
     -----------------------------------------------------  --------------------
                                          Weighted-average             Weighted-
                                Weighted-    remaining                  average
                                 average     contractual               exercise
     Exercise price    Number     price         life          Number     price
     --------------  ---------  --------  ----------------  ---------  ---------

     $ .05 - $ .25   3,171,900   $ 0.18      7.49 years     2,093,775   $ 0.18
     $ .26 - $ .50     127,000   $ 0.49       .46 years       106,125   $ 0.49
     $ .51 - $ .75     595,000   $ 0.66       .46 years       572,500   $ 0.66
     $ .76 - $1.00   1,310,000   $ 0.84      1.60 years     1,109,375   $ 0.84
     $1.01 - $2.00     600,000   $ 1.67      1.23 years       420,313   $ 1.68


NOTE K - ISSUANCE OF COMMON STOCK AND SERIES A PREFERRED STOCK

     On March 9, 2001, the Board of Directors authorized the Company to issue up to 4,000,000 units, each unit consisting of one (1) share of common stock and one (1) 3-year, Class A Redeemable Warrant, in a private placement to accredited investors at a price of $.15 per unit. The exercise price of the warrants was $.20 per share if exercised during the first eighteen months or $.40 per share if exercised during the second eighteen months of the warrant period. The underlying shares are not registered under the Securities Act of 1933 and are restricted securities as that term is defined in Rule 144 as promulgated under the Act. During March 2001, the Company received $175,000 from accredited individuals participating in the private placement through the issuance of 1,166,667 units consisting of common stock and warrants. Proceeds were used for working capital.



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

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE L - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING
     ACTIVITIES

     Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows for December 31:

                                                             2002         2001
                                                          ---------    ---------
     Supplemental disclosure of cash flow information:
       Cash paid during the year for interest             $  13,780    $      --

     Non-cash investing and financing activities
     Exercise of stock options by note receivable         $      --    $  21,250
     Common stock retired for cancellation of
       notes receivable                                   $  21,250    $ 969,375
     Assets acquired under capital leases and
       notes payable                                      $  37,829    $  74,869

NOTE M - RETIREMENT PLAN

     The Company adopted a salary deferral retirement plan, or 401(k) plan, in April 2000. The plan covers all employees who meet the plan's eligibility requirements. The Company can make discretionary contributions to the plan. No contributions were made by the Company for the years ended December 31, 2002 and 2001.

NOTE N - QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of unaudited results of operations for the two years ended December 31, 2002 and 2001:

                                                           Net loss    Net loss
                                    Operating      Net    per basic  per diluted
     Fiscal Year Ended               Income       Income    common     common
     December 31, 2002:  Revenues    (Loss)       (Loss)     share      share
                        ----------  ---------  ---------  --------   -----------

     First Quarter      $1,510,963  $(38,535)  $ (40,896)  $   --     $   --
     Second Quarter     $1,606,313  $ 26,907   $(324,834)  $ (.01)    $ (.01)
     Third Quarter      $1,628,238  $157,926   $ 115,461   $   --     $   --
     Fourth Quarter     $1,664,054  $143,447   $ 141,182   $   --     $   --

     Fiscal Year Ended
     December 31, 2001:

     First Quarter      $1,491,135  $(32,680)  $ (28,160)  $   --     $   --
     Second Quarter     $1,563,196  $ 65,112   $  63,843   $   --     $   --
     Third Quarter      $1,492,828  $ 42,824   $  34,182   $   --     $   --
     Fourth Quarter     $1,463,445  $(28,068)  $ (28,297)  $   --     $   --

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Set forth below is information concerning our directors, executive officers and other key employees.

           Name                   Age                    Position
           ----                   ---                    --------

    DIRECTORS:
    John A. McMillan              71         Chairman, director
    David Stedman                 53         Director
    J.C. "Tuck" Marshall          56         Director
    Sam Ringer                    43         Director
    Jacob L. Smith (1) (2)        63         Director
    Randall D. Miles (1)          46         Director
    Griffith J. Straw             54         Director

    EXECUTIVE OFFICERS:
    David Stedman                 53         President & CEO
    Chuck Aikens                  31         COO
    Steve Thomson                 50         CFO, Corporate Secretary, Treasurer

     (1)  Member of the Audit Committee

     (2)  Member of the Compensation Committee

     Following is a discussion of the business background of each director and executive officer. All directors were elected to a one-year term at the Annual Meeting held December 13, 2002. Sam Ringer, co-founder, and David Stedman, President and CEO, are full-time employees of the Company. The other directors devote only such time as may be necessary to our business and affairs. There are no family relationships among any of the directors or executive officers of the Company.

DIRECTORS:

     JOHN A. MCMILLAN has been a director of the Company since January 1999, and served as Chief Executive Officer from October 1999 through August 2002. Mr. McMillan is a Director and member of the Executive Committee of the Board of Directors for Nordstrom, Inc. Mr. McMillan has been associated with Nordstrom for 40 years and served as a member of the Office of Chief Executive Officer from 1971 to 1996. Mr. McMillan's business and civic affiliations include sitting on the Board of Directors for Vision Youth (Chairman), ZION Preparatory Academy Capitol Campaign (Chairman), Urban Enterprise Council, Bob Walsh Enterprises, Global Partnerships, and Seattle Pacific University.

     DAVID STEDMAN has been a director and served as Chief Executive Officer of the Company since August 2002, and as President of LION since January 2001. Mr. Stedman joined LionInc.com, the former subsidiary of LION, in May 1999 as Vice President of Marketing & Sales. He served as its COO from January 2000 and as its President from October 2000 until its merger with the Company. Mr. Stedman has over 20 years of marketing experience that includes expertise in market analysis, systems development, strategic and market planning, identity creation, advertising and public relations. From 1989 to 1999 Mr. Stedman was a Vice President/Director of Marketing for Safeco Properties, a real estate development subsidiary of Safeco Insurance. Prior to Safeco Properties, Mr. Stedman held a number of positions with advertising agencies both here in the Northwest and in Alaska. Along with winning a variety of national and local advertising awards, Mr. Stedman has been a guest speaker for a design class at the University of Washington and has presented to a variety of business organizations.

     J.C. (TUCK) MARSHALL was appointed to the Board of Directors in July 1999. Mr. Marshall formerly served as President of the National Association of Mortgage Brokers (NAMB) and is currently the president of J.C. Marshall Financial Services Inc., a licensed brokerage of mortgages, real estate, and insurance in Tinley Park, Illinois. He is a former president of Margo Financial Services LLC, a national provider of wholesale residential mortgages and a division of Argo FSB. He is a former president of the Illinois Association of Mortgage Brokers Education Foundation and a member of the UG/UIG Advisory Board. He was formerly Advisory Association Member for Chase Mortgage. His past accomplishments also include; president of the Illinois Association of Mortgage Brokers, NAMB Regional broker of the Year in 1995, NAMB Volunteer of the Year in 1996/1997, NAMB Legislative Chairman in 1998, and the receipt of the NAMB 2002 Distinguished Service Industry Award. As President of NAMB, Mr. Marshall developed contacts at all levels of congress and state governments through his lobbying efforts. He also developed strong working relationships with the leadership of the national and state mortgage broker associations along with the nation's leading mortgage industry companies. Mr. Marshall served as interim President of LionInc.com from March 2000 to October 2000.

     SAM RINGER has been a director of the Company since 1989. From March 2000 to January 2001, he served as Chief Technology Officer of LionInc.com. He served as Chief Executive Officer of LionInc.com from February 1999 to March 2000, and as its President from 1997 to March 2000, and during the period from 1991 through 1995. Mr. Ringer was co-founder, co-architect and author of the LION software. He received his training as a computer engineer and programmer in Spokane, WA at Spokane Falls Community College and Gonzaga University. Prior to his tenure with the Company, Mr. Ringer served for two years as a mortgage broker at MorNet Mortgage, a Seattle mortgage brokerage firm.

     JACOB SMITH has been a director of the Company since June 1998. Mr. Smith has practiced business and civil law in Lynden, Washington for the last thirty-three years, with an emphasis on real estate, estate planning, and municipal law. He is the senior partner in the Lynden law firm of Smith Kosanke and Wright which he founded in 1972. Mr. Smith received a B.S. degree in Chemical Engineering from the University of Washington in 1962. He received a J.D. law degree from Willamette University Law School in Salem, Oregon in 1965. Mr. Smith is past president of the Whatcom County Bar Association.

     RANDALL D. MILES has been a director of the Company since September 2002. Mr. Miles has served as Managing Director of Investment Banking at D.A. Davidson & Co. since September

2001 and has over 20 years of experience in investment banking and financial services. During the period from June 1996 to September 2001, Mr. Miles was President and CEO of Advantage Funding Group, Inc, President of NAFCO Funding LLC, President of Quadrant Investment Bankers, Inc., and Managing Director of CBA Partners LLC and The Stone Pine Companies. Mr. Miles has served in a senior executive capacity at both large and mid-sized investment and merchant banks during the course of his career with particular focus on providing strategic and financial advisory counsel to public and private companies. His transactional experience includes mergers and acquisitions, public and private capital raising as well as structured finance expertise. Mr. Miles graduated from the University of Washington in 1979 with a degree in finance and sits on the board of directors of several privately held companies.

     GRIFFITH J. STRAW has been a director of the Company since September 2002. Since May 2002, Mr. Straw has served as Regional Sales Director of United Guaranty Residential Insurance Company. Mr. Straw has more than 20 years experience in the mortgage banking industry. His previous positions include Director of Business Development at Freddie Mac, McLean, Virginia from October 1994 to March 2002. He served as Senior Vice President, Director of Marketing at Frontline Mortgage from May 1993 to October 1994 and Senior Vice President at National Pacific Mortgage from 1987 to 1992. Mr. Straw received his designation as a CMB (Certified Mortgage Banker) from the Mortgage Bankers Association of America ("MBA") in 2000. He is also a Faculty Fellow for the MBA's School of Mortgage Banking and was designated as a member of the Master Faculty in 2001. In November 1998, MORTGAGE TECHNOLOGY magazine named Mr. Straw as one of the year's top seven mortgage "technologists" in recognition of his role in creating online business opportunities for Freddie Mac.

OFFICERS:

     DAVID STEDMAN has served as Chief Executive Officer of the Company since August 2002, and as President of LION since January 2001. See additional comments above for Mr. Stedman under the heading "DIRECTORS".

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

Board of Directors

     Our board of directors is composed of seven members. Each director currently serves until the next annual meeting of stockholders or until his successor is duly elected and qualified. At each annual meeting of stockholders, the directors' successors will be elected to serve until the next annual meeting of stockholders. Our bylaws provide that the authorized number of directors will be between three and nine, with the exact number to be determined by a majority of our board of directors or stockholders.

COMMITTEES OF THE BOARD OF DIRECTORS

     The standing committees of the Board of Directors of the Company are the Audit Committee and the Compensation Committee. There is no standing nominating committee.

     The Audit Committee is responsible for reviewing internal accounting procedures, consulting with and reviewing the services provided by its independent auditors, and for carrying out the duties set forth in the LION Audit Committee Charter.

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

     We believe that there has been compliance with all Section 16(a) filing requirements applicable to our officers, directors and ten-percent beneficial owners; except that Jack McMillan and Jake Smith each failed to file a monthly report covering one transaction, however, they did reflect the transaction on their year-end Form 5.

ITEM 10.   EXECUTIVE COMPENSATION

     The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2002, 2001 and 2000 by our Chief Executive Officer and the other most highly compensated executive officers serving during the year ended December 31, 2002.

                           Summary Compensation Table*

                                 Annual Compensation      Long-Term Compensation
                              --------------------------  ----------------------
                                                                      Securities
                                                                      Underlying
                                                           Stock       Options/
Name and Principal Position   Year   Salary     Other      Awards      Warrants
---------------------------   ----  --------   ---------  -------     ----------

John A. McMillan, CEO(1)      2002        --        --        --         15,000
                              2001        --        --        --         15,000
                              2000        --        --        --         30,000

David Stedman,                2002  $106,100   $19,800(2)                    --
  President/CEO(1)            2001  $119,900        --        --        500,000

Steve Thomson, CFO            2002  $ 92,600   $18,600(3)                    --
                              2001  $ 76,100   $36,500(3)     --        400,000


----------
(*) Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted.

(1) Mr. McMillan served as CEO from October 1999 to August 2002, and Mr. Stedman has served as CEO since August 2002.

(2) 276,500 shares of common stock were issued in lieu of cash compensation at fair market value with prices ranging from $.06 to $.08 per share.

(3) During 2002, 248,500 shares of common stock were issued in lieu of cash compensation at fair market value with prices ranging from $.06 to $.08 per share. During 2001, 320,000 shares of common stock were issued in lieu of cash compensation at fair market value with prices ranging from $.10 to $.15 per share.

OPTION GRANTS LAST FISCAL YEAR.

     The following table sets forth information regarding options granted to our executive officers during 2002.

                            Number of    Percent of total
                            securities     stock options
                            underlying      granted to    Exercise or
Name and                  stock options    employees in   base price  Expiration
Principal Position           granted        fiscal year     ($/Sh)       date
---------------------     -------------  ---------------- ----------- ----------

John A. McMillan, CEO         15,000           3.3%       $0.06         12/13/06

     During the year ended December 31, 2002, we granted employees options to purchase shares of our common stock. The options vest at 6 1/4 % each quarter over sixteen quarters. The options have a ten-year term, but are subject to earlier forfeiture or cancellation in connection with termination of employment or upon the optionee's death or disability.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE.

     The following table provides information with respect to stock options exercised by our named executive officers during the fiscal year ended December 31, 2002 and unexercised options or warrants held as of December 31, 2002. No stock appreciation rights were exercised during 2002 or were outstanding at December 31, 2002.

                                                         Number of Securities           Value of Unexercised
                                Shares                  Underlying Unexercised              In-the-Money
                               Acquired                    Options/Warrants               Options/Warrants
                                  on       Value        at Fiscal Year-End (#)         at Fiscal Year-End ($)
                               Exercise  Realized    ----------------------------   ---------------------------
    Name                         (#)        ($)      Exercisable    Unexercisable   Exercisable   Unexercisable
    ----                         ----       ---      -----------    -------------   -----------   -------------
John A. McMillan, CEO
  Options                         --         --        330,000              --          --             --
  Warrants                        --         --        833,333              --          --             --

David Stedman, President/CEO
  Options                         --         --        753,125         196,875          --             --

Steve Thomson, CFO
  Options                         --         --        700,250         149,750          --             --

EMPLOYMENT AGREEMENTS

     In October 2001, the Company entered into employment agreements with Dave Stedman, its President and CEO, and Steve Thomson, its CFO. Each officer's agreement has a term of three years. Each employment agreement provides that an officer's compensation will include a base and may include a bonus. In the event that an officer's employment is terminated by the Company without cause, the officer will be entitled to a severance payment of 50% of his annual compensation. Officers are also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause. Each agreement provides that the officer may elect to receive up to 20% of his salary in the form of restricted stock grants, valued using the 20 day trailing average closing price on the date of grant.


EQUITY COMPENSATION PLAN INFORMATION

     The Company maintains the 1998 Stock Option Plan ("1998 Plan"), pursuant to which it may grant equity awards to eligible persons. Additionally, it has entered into individual arrangements outside of the 1998 Plan with its President and CEO, David Stedman, and its CFO, Steve Thomson, providing for the grant of restricted stock. The 1998 Plan and the individual plans are described more fully below.

     The following table gives information about equity awards under the Company's 1998 Plan and the individual equity arrangements as of December 31, 2002.

                                                     (a)                 (b)                  (c)
                                                                                           Number of
                                                                                           securities
                                                                                         available for
                                                  Number of                             future issuance
                                              securities to be                            under equity
                                                 issued upon       Weighted-average    compensation plans
                                                 exercise of      exercise price of        [excluding
                                                 outstanding         outstanding           securities
                                              options, warrants   options, warrants        reflected
              Plan category                       and rights          and rights         in column  (a)]
------------------------------------------    -----------------   -----------------    ------------------
Equity compensation plans approved by
security holders(1)                                5,803,900             $.54                3,776,933

Equity compensation plans not approved
by security holders (2)                            1,077,083             $.08                       --
                                                   ---------             ----                ---------

Total                                              6,880,983             $.47                3,776,933
                                                   =========             =====               =========


(1)  This plan is the Company's 1998 Stock Option Plan.

(2) The numbers set forth in the table include potential awards of restricted stock pursuant to salary conversion rights under employment agreements. The shares are valued using the 20 day trailing average closing price on the date of grant. The aggregate number of shares available for issuance is estimated based upon the average high and low bid price for LION's common stock for each quarter during 2002, as published by the OTC Bulletin Board.


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

     Under the automatic option grant program, immediately after each annual meeting of shareholders, each elected non-employee director of the Company shall automatically be granted a nonqualified stock option to purchase 15,000 shares of common stock for each year included in the term for which he or she was elected, provided that individual has not previously received an option grant from the Company in connection with his or her Board service which remains unvested.

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

     As of December 31, 2002, the Company had granted options to purchase an aggregate of 17,803,275 shares of common stock (before reversion of 6,580,208 underlying shares due to stock option expirations and forfeitures), of which 5,803,900 underlying shares were outstanding at December 31, 2002. Of the options granted, 961,900 of the outstanding options at December 31, 2002 were issued to directors.

OTHER NON-STOCKHOLDER APPROVED EQUITY ARRANGEMENTS

     The employment agreements with Dave Stedman, President and CEO, and Steve Thomson, CFO, described above, were not approved by stockholders. See "Employment Agreements" above.


COMPENSATION OF DIRECTORS

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of December 31, 2002 of the Company's common stock by (a) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director of the Company, (c) each of the executive officers named in the Summary Compensation Table on this Form 10 - KSB, and (d) all directors and executive officers of the Company as a group.


                                                 Shares(2)         Percent(3)
Name and Address (1)                           Beneficially        of Voting
Of Beneficial Owner                                Owned           of Shares
--------------------                           ------------        ---------

DIRECTORS AND EXECUTIVE OFFICERS:
John A. McMillan                                2,945,966 (4)        8.64%
J.C. (Tuck) Marshall                              642,500 (5)        1.92%
Jacob L. Smith                                    170,000 (6)          *
Sam Ringer                                      1,708,920 (7)        5.16%
David Stedman                                   1,073,375 (8)        3.18%
Steve Thomson                                   1,327,875 (9)        3.94%
Randall D. Miles                                   68,450(10)          *
Griffith J. Straw                                  68,450(11)          *

OTHER BENEFICIAL OWNERS:
ICM Asset Management, Inc.                      1,879,000(12)        5.70%

All directors and executive officers as a       8,526,710           23.32%
group (9 persons)


*    Less than one percent.

(1) Except as noted below, the business address of the directors and executive officers is 4700-42nd Avenue SW, Suite 430, Seattle, WA 98116.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of December 31, 2002 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Percentage of beneficial ownership is based upon 32,941,978 voting shares outstanding as of December 31, 2002, consisting of 31,441,978 shares of common stock and 1,500,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock held by the person or group noted in the footnotes to this table is convertible into an equivalent number of shares of common stock.

(4) John McMillan is deemed the beneficial owner of 1,782,633 shares of common stock, 330,000 shares underlying stock options, and 833,333 shares underlying warrants granted but not yet exercised, because of his power to vote and dispose of those shares.

(5)  Includes 442,500 shares underlying stock options not yet exercised.

(6)  Includes 15,000 shares underlying stock options not yet exercised.

(7) Sam Ringer is deemed the beneficial owner of 1,542,253 shares of common stock and 166,667 shares underlying warrants not yet exercised, because of his power to vote and dispose of those shares.

(8)  Includes 796,875 shares underlying stock options not yet exercised.

(9)  Includes 759,375 shares underlying stock options not yet exercised.

(10) Includes 68,450 shares underlying stock options not yet exercised.

(11) Includes 68,450 shares underlying stock options not yet exercised.

(12) ICM Asset Management, Inc. is deemed the beneficial owner of the 1,500,000 voting shares of Series A Preferred Stock and 379,000 shares of common stock owned by Koyah Leverage Partners LP, Koyah Partners LP and Jim Simmons because of their power to vote and dispose of those shares. The address of ICM Asset Management, Inc. is 601 W. Main Ave., Suite 600, Spokane, WA 99201.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During October 1999, we sold 1,000,000 shares of common stock to Mr. Sam Ringer, current director and employee, at a purchase price of $.25 per share in connection with the exercise of outstanding options. The aggregate purchase price of $250,000 was payable by a nonrecourse promissory note with principal balance due on or before April 1, 2001, together with interest at the rate of 10% per annum payable quarterly. The shares of common stock purchased by the promissory note were pledged to LION as collateral until the note was paid in full. On January 1, 2001, Mr. Ringer defaulted on payment of the quarterly interest, and the 1,000,000 forfeited shares of common stock were retired and cancelled by LION.

     During October 1999, we also sold 1,000,000 shares of common stock to Joe Ringer, former director and the brother of Sam Ringer, and 915,000 shares of common stock to Allen Ringer, former director and father of Sam Ringer, at a purchase price of $.25 per share in connection with the exercise of outstanding options. The purchase price was payable by nonrecourse promissory notes which were secured by the purchased shares, due on or before April 1, 2001. Interest accrued at the rate of 10% per annum and was payable quarterly. On January 1, 2001, both Allen and Joe Ringer defaulted on payment of the quarterly interest, and the 1,915,000 forfeited shares of common stock were retired and cancelled by LION.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         Exhibits are incorporated as part of this Annual Report by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-B):

3.3 Articles of Incorporation of LION, Inc., incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement dated October 20, 2000.

3.4 By-laws of LION, Inc., a Washington corporation, incorporated by reference to Exhibit C to the Company's Definitive Proxy Statement dated October 20, 2000.

4.1 Specimen Common Stock Certificate, incorporated by reference to the same exhibit number to the Company's Registration Statement on Form 10-SB (File No. 0-25159).

10.1 1998 Stock Option Plan with Form of Option Agreement, incorporated by reference to the same exhibit number to the Company's Registration Statement on Form 10-SB (File No. 0-25159).

10.6 Office Suite Lease Agreement (Denver Property) dated as of September 19, 2000, incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended September 30, 2000.

10.8 Premises Lease Agreement (Seattle Property) - effective date August 1, 2001, incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended June 30, 2001.

10.9 Employment Agreement - S. Thomson, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2001.

10.10 Employment Agreement - D. Stedman, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2001.

10.11 Alliance Agreement dated May 6, 2002 between LION, Inc. and IMX, Inc., incorporated by reference to the same exhibit number to the Company's Form 8-K filed on June 6, 2002.

10.12    Lease Amendment # 2 (Denver Property) dated as of October 21, 2002.

99.1 Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.


(b)      REPORTS ON FORM 8-K

     No Reports on Form 8-K were filed during the quarter ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of both our President and CEO and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and CEO and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information required to be included in our Annual Report on Form 10-KSB were made known to them. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B)  CHANGES IN INTERNAL CONTROLS:

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on March 31, 2003.

                                   LION, Inc.
                                   ----------
                                  (Registrant)

                              By: /s/ David Stedman
                                  -----------------
                                  David Stedman
                                  President and CEO

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                           TITLE                       DATE
       ---------                           -----                       ----

/s/ John A. McMillan            Chairman of the Board             March 31, 2003
/s/ David Stedman               Director, President and CEO       March 31, 2003
/s/ J.C. (Tuck) Marshall        Director                          March 31, 2003
/s/ Sam Ringer                  Director                          March 31, 2003
/s/ Jacob L. Smith              Director                          March 31, 2003
/s/ Steve Thomson               CFO                               March 31, 2003
/s/ Lisa Bouchakian Dunn        Controller                        March 31, 2003

                                  CERTIFICATION

I, David Stedman, certify that:

1.   I have reviewed this annual report on Form 10-KSB of LION, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the organization, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: March 31, 2003                                /s/ David Stedman
                                                        -----------------------
                                                        David Stedman
                                                        President and
                                                        Chief Executive Officer

                                  CERTIFICATION

I, Steve Thomson, certify that:

1.   I have reviewed this annual report on Form 10-KSB of LION, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the organization, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                 /s/ Steve Thomson
                                                         -----------------------
                                                         Steve Thomson
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

3.3 Articles of Incorporation of LION, Inc., incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement dated October 20, 2000.

3.4 By-laws of LION, Inc., a Washington corporation, incorporated by reference to Exhibit C to the Company's Definitive Proxy Statement dated October 20, 2000.

4.1 Specimen Common Stock Certificate, incorporated by reference to the same exhibit number to the Company's Registration Statement on Form 10-SB (File No. 0-25159).

10.1 1998 Stock Option Plan with Form of Option Agreement, incorporated by reference to the same exhibit number to the Company's Registration Statement on Form 10-SB (File No. 0-25159).

10.6 Office Suite Lease Agreement (Denver Property) dated as of September 19, 2000, incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended September 30, 2000.

10.8 Premises Lease Agreement (Seattle Property) - effective date August 1, 2001, incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended June 30, 2001.

10.9 Employment Agreement - S. Thomson, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2001.

10.10 Employment Agreement - D. Stedman, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2001.

10.11 Alliance Agreement dated May 6, 2002 between LION, Inc. and IMX, Inc., incorporated by reference to the same exhibit number to the Company's Form 8-K filed on June 6, 2002.

10.12    Lease Amendment # 2 (Denver Property) dated as of October 21, 2002.

99.1 Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.