Form 10QSB
period 2003-03-31
LION INC/WA
filed 2003-05-15
CIK 941179

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                         COMMISSION FILE NUMBER 0-25159

                                   LION, INC.
        (Exact name of small business issuer as specified in its charter)

          WASHINGTON                                     91-2094375
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    4700-42ND AVE. SW, SUITE 430, SEATTLE, WA                98116
      (Address of principal executive offices)            (Zip code)

                                 (206) 577-1440
                          (Issuer's telephone number)

                                       NA
              (Former name, former address and former fiscal year,
                         if changed since last report)


     As of May 6, 2003, approximately 31,649,978 shares of the Company's common stock were outstanding.

                                   LION, Inc.
                                  Form 10 - QSB
                      For the Quarter Ended March 31, 2003


                                                                           PAGE
                                      INDEX                               NUMBER

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Balance Sheets at March 31, 2003 (unaudited)
           and December 31, 2002                                               3

           Statements of Operations for the three months
           ended March 31, 2003 and 2002 (unaudited)                           4

           Statements of Cash Flows for the three months
           ended March 31, 2003 and 2002 (unaudited)                           5

           Notes to Financial Statements                                       6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           7


Item 3     Controls and Procedures                                            20

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                  20

Item 2     Changes in Securities and Use of Proceeds                          21

Item 6     Exhibits and Reports on Form 8 - K                                 21

           Signatures                                                         21

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                   LION, Inc.
                                 BALANCE SHEETS

                                     ASSETS

                                                     March 31,
                                                        2003       December 31,
                                                    (Unaudited)        2002
                                                   ------------    ------------

CURRENT ASSETS
    Cash and cash equivalents                      $    585,605    $    403,917
    Accounts receivable, less allowance for
       doubtful accounts of $49,500 and
       $62,400 in 2003 and 2002, respectively           425,787         347,661
    Prepaid expenses and other                          105,470          71,388
                                                   ------------    ------------

         Total current assets                         1,116,862         822,966

PROPERTY AND EQUIPMENT - net                            989,970         940,372

OTHER ASSETS
    Goodwill - net                                      273,955         273,955
    Other assets                                         37,908          37,908
                                                   ------------    ------------

                                                   $  2,418,695    $  2,075,201
                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                               $    184,309    $    111,340
    Accrued liabilities                                 381,872         329,671
    Current maturities of long-term obligations          47,711          35,330
    Deferred revenue                                    320,521         295,497
                                                   ------------    ------------

         Total current liabilities                      934,413         771,838

LONG-TERM OBLIGATIONS, less current maturities           67,092          52,495

COMMITMENTS AND CONTINGENCIES                                --              --

STOCKHOLDERS' EQUITY
    Preferred stock - authorized, 5,000,000
       shares of $.001 par value, liquidation
       value $900,000                                     1,500           1,500
    Common stock - authorized, 50,000,000 shares
       of $.001 par value                                31,604          31,442
    Additional contributed capital                   11,751,558      11,741,101
    Accumulated deficit                             (10,367,472)    (10,523,175)
                                                   ------------    ------------
                                                      1,417,190       1,250,868
                                                   ------------    ------------

                                                   $  2,418,695    $  2,075,201
                                                   ============    ============


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Revenues                                           $  1,786,720    $  1,510,963

Expenses
    Direct costs                                        315,556         219,350
    Selling and marketing                               573,468         482,024
    General and administrative                          539,653         638,637
    Research and development                             87,401          89,805
    Depreciation and amortization                       111,002         119,682
                                                   ------------    ------------
                                                      1,627,080       1,549,498
                                                   ------------    ------------

         Operating income (loss)                        159,640         (38,535)

Other income (expense)
    Interest expense                                     (4,046)         (3,202)
    Interest income                                         109             841
                                                   ------------    ------------

         NET INCOME (LOSS)                         $    155,703    $    (40,896)
                                                   ============    ============

Net income (loss) per common share, basic
   and diluted                                     $         --    $         --
                                                   ============    ============


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
Cash flows from operating activities
  Net income (loss)                                $    155,703    $    (40,896)
  Adjustments to reconcile net income (loss)
    to net cash provided by
      operating activities
      Depreciation and amortization                     111,002         119,682
      Stock options issued for services
        received                                            961           3,566
      Common stock issued in lieu of cash
        compensation                                      9,658           4,629
      Changes in assets and liabilities
        Accounts receivable                             (78,126)          2,628
        Prepaid expenses and other                      (34,082)        (42,616)
        Accounts payable                                 72,969          47,546
        Accrued liabilities                              52,201          86,054
        Deferred revenue                                 25,024          12,445
                                                   ------------    ------------

            Net cash provided by operating
              activities                                315,310         193,038

Cash flows from investing activities
  Capitalized software development costs                (80,911)        (94,317)
  Purchase of property and equipment                    (41,995)        (56,170)
                                                   ------------    ------------

            Net cash used in investing activities      (122,906)       (150,487)

Cash flows from financing activities
  Payments on notes payable and long-term
    obligations                                         (10,716)        (24,503)
  Proceeds from issuance of common stock and
    exercise of stock options                                --             900
                                                   ------------    ------------

            Net cash used in financing activities       (10,716)        (23,603)
                                                   ------------    ------------

Net increase in cash and cash equivalents               181,688          18,948

Cash and cash equivalents at beginning of period        403,917         480,910
                                                   ------------    ------------

Cash and cash equivalents at end of period         $    585,605    $    499,858
                                                   ============    ============


Supplemental non-cash investing
  and financing activities:
    Assets acquired under capital leases           $     37,694    $         --






The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                                  Form 10 - QSB

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  FINANCIAL STATEMENTS

         The unaudited financial statements and related notes are presented as permitted by Form 10 - QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10 - KSB of LION, Inc. and notes thereto, for its fiscal year ended December 31, 2002.


NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is based on the average number of shares outstanding during each period. The weighted average number of common shares outstanding was 31,489,489 and 31,055,111 for the three months ended March 31, 2003 and 2002, respectively.

         Preferred shares outstanding were included in the computation of diluted EPS for the three month period ended March 31, 2003 but excluded in the three month period ended 2002 as their effect was anti-dilutive. Warrants and options to purchase 6,600,567 and 7,143,667 shares of common stock outstanding at March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.


NOTE 3.  STOCK-BASED COMPENSATION

         Effective January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

         During the quarter ended March 31, 2003, the Company issued options to purchase 100,000 shares under the 1998 Stock Option Plan (the "Plan"). Compensation expense will be based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. The Company will recognize compensation expense of approximately $6,120 ratably over the vesting period for these options granted. Under the intrinsic value method reported previously, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price on the date of grant for all prior grants.

         The following table illustrates the effect on net income (loss) and on net income (loss) per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                        Three months ended
                                                             March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Net income (loss), as reported                     $    155,703    $    (40,896)

Add: Stock-based employee compensation
expense included in reported net income                     195              --

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards*                    (195)             --
                                                   ------------    ------------

Pro forma net income (loss)                        $    155,703    $    (40,896)
                                                   ============    ============

Net income (loss) per share:
Basic and diluted - as reported                    $         --    $         --
                                                   ============    ============
Basic and diluted - pro forma                      $         --    $         --
                                                   ============    ============


* ALL AWARDS refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - awards for which the fair value was required to be measured under Statement 123.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document. Any statistical information provided in this report is as of March 31, 2003 unless otherwise noted.

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

          LION's "consumer to business" and "business to business" portals connect the originator to a large marketplace of customers seeking home mortgages and to a powerful network of lenders and vendors in the mortgage industry. The Company's "consumer to business" portal, www.mortgage101.com, is one of the nations leading consumer mortgage portals. Accessible through a variety of leading search engines, Mortgage 101 and its network of LION affiliate Internet sites attract over 1,000,000 unique visitors each month. Its content is co-branded to approximately 22,500 realtor sites, over 2,400 originator websites, and a variety of developer direct and association websites. The Company's "business to business" portal, www.lioninc.com, allows members to search for the best mortgage for their customers by checking and comparing lender pricing from one of the largest wholesale lender databases in the country, locking the rate and sending the loan application file to a number of lenders electronically through an advanced loan origination software system. LION also provides this complete software package to large originator companies under a private label license allowing them to customize their own services under their own brand.

         In LION's business model, there are four distinct revenue categories from its mortgage broker/originator and lender customers. The categories are membership, marketing, technology and software.

         MEMBERSHIP FEES are generated from LION's subscription-based products and services. They are LION Pro, Mortgage 101 and Free Mortgage Dot Com.

         LION PRO, used by approximately 5,800 mortgage brokers nationwide, consists of LION Loan Search, LoanLink, News Now and Ratesheets on Demand. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily in 77 regions in the country. There are over 120 participating lenders and nearly 70,000 regionalized wholesale and correspondent loan programs in the loan search database. The LoanLink feature is a subprime loan exchange platform where originators can submit hard to place loans to participating lenders. The News Now feature of LION Pro allows originators to make informed decisions with high-value content and market data featuring mortgage backed securities, real time market information, financial market analysis, economic indicators, business/service directories and calendars. Finally, the Ratesheets on Demand service allows members to request ratesheets from all participating lenders and receive them by either fax or email.

         MORTGAGE 101 consists of hundreds of mortgage information pages, home buying articles, economic and market data, prequalification tools, interactive calculators, live interest rates displayed from LION's Multi-Lender Rate Feed and prequalification and application tools. Mortgage 101 content educates consumers about the mortgage process and connects them to a large network of local originators that can provide a competitive loan product. Through the Mortgage 101 brand, the Company has grown its co-branded real estate sites to approximately 22,500 which consist of realtors, real estate offices, relocation sites, associations, and city portals. In addition, the Mortgage 101 brand includes approximately 2,400 mortgage companies that have their web sites hosted by LION. LION also has a Spanish translation of Mortgage101.com located at Hipoteca101.com.

         Originators also pay a fee for MORTGAGE 101 ORIGINATOR TOOLS which include a suite of back-end tools used to manage and customize rates, leads and content. This valuable management tool is integrated into their company's existing website. This service is provided to over 2,700 mortgage brokers nationwide.

         FREE MORTGAGE DOT COM is a template web site using Mortgage101 technology with the mortgage originator's logo and colors delivered with no set up fees and free one-year domain name registration. Users pay a monthly hosting fee for this entry level service. In many cases this product becomes the first step before moving into a series of upgrades toward larger more comprehensive enterprise websites. There are approximately 1,150 mortgage brokers using this template web site.

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

         TECHNOLOGY FEES are generated through the sale of website development and hosting to mortgage originators and wholesale/retail lenders. LION web sites offer both template and custom design solutions that deliver a combination of standard and custom content which feature calculators to deliver valuable information to the user, integrated consumer tools, distinct user access modules, a preferred lender selection, business document publishing and loan file management accessible from any business location.

         For the wholesale and/or retail lender, LION has developed technology under the LoanCAT brand. This technology allows lenders to electronically submit rate pricing, receive rate lock requests and "1003" loan application files.

         SOFTWARE FEES, in conjunction with the Company's alliance with ABC Virtual, are generated from the sale of the ECLoanPro(R) loan origination and processing system. See "LOAN ORIGINATION SOFTWARE" below under "PRODUCTS AND SERVICES INITIATIVES FOR 2003."


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

         PRODUCTIVITY TOOLS FOR BROKERS. The Company is developing an office-based version of its LION Pro product. This product offers productivity software for both small offices (LION Pro Office) and multi-user larger customers (LION Pro Corporate). The product will include a private database that features a comprehensive searchable database of each broker company's specific group of lenders. It will feature new loan program search parameters, management tools and an advanced version of the News Now content. This improved high-value content and market data section will feature real time market information, financial market analysis, economic indicators combined with the broker company's current business/service directories and calendars. LION has delivered this private database product and management software to several large originator companies and anticipates wider scale launches of the full product throughout the second and third quarters of 2003.

         SUBPRIME DECISION ENGINE. Plans are also under way to improve LION's LoanLink subprime exchange platform. In November 2002, LION signed a strategic alliance agreement that will introduce a subprime decision engine to its network of mortgage originators and lenders. This technology will enable LION members to submit a file and receive instantly priced, conditional loan approvals from some of the nation's top subprime lenders. In addition, LION is planning to offer a private label version of this product engine to the nation's wholesale and retail lending institutions.

         LOAN LOCKING WITH LENDERS. Through a strategic agreement, LION has also introduced broker approval, online loan program and product search, real-time pricing, lock processing and file submission between mortgage brokers and wholesale lenders. This is mostly for conforming loans, but there is also subprime loan functionality that is beginning to be used.

         LOAN ORIGINATION SOFTWARE. In October 2002, through a key strategic alliance with ABC Virtual, LION introduced an advanced loan origination software
(LOS) product known as ECLoanPro(R). This new LOS offers a revolutionary straight-through processing software system that leverages the Internet and wireless devices to allow origination teams to easily prospect and process mortgage loans. With this product, originators are empowered to access and share files with others anytime, anywhere, without having to re-key data, and without traditional hardware and software expenses. Through this alliance, LION will be able to offer a complete "lead to loan" package that will begin to streamline the entire loan process for its members by bundling the software with its online advertising, lead generation, website and membership services. This software is the vehicle that delivers the loan application to the lender and lies at the heart of driving increased loan production to the lender. This LOS functionality will be one of the keys to the success of LION's new performance/transaction based business model. The integration of this LOS functionality will occur throughout 2003 and into 2004.

SUMMARIZED RESULTS OF OPERATIONS

CONDENSED RESULTS

                                                    Three months ended
                                                         March 31,
                                               ----------------------------
                                                   2003            2002
                                               ------------    ------------

Revenues                                       $  1,786,720    $  1,510,963
Operating expenses                                1,627,080       1,549,498
                                               ------------    ------------
    Operating income (loss)                         159,640         (38,535)
Other expense - net                                  (3,937)         (2,361)
                                               ------------    ------------
    Net income (loss)                          $    155,703    $    (40,896)
                                               ============    ============


         For the first quarter of 2003, revenue was $1.79 million, up 18% from $1.51 million for the first quarter of 2002. Net income for the quarter improved to approximately $156,000 compared to a net loss of approximately $41,000 for the same quarter in the prior year.

         Growth in revenues came primarily from our broker customers who comprise 85% of all revenues with the remainder coming from our lender customers. Most of the growth came from the Company's marketing segment, primarily lead generation for our broker and lender customers, besides contributions also coming from the membership, technology and software segments.

         Towards the end of 2002, the Company began ramping up its resources in order to support on-going and new initiatives along with supporting its alliance partnerships. Cost increases during the first quarter of 2003 compared to the same quarter in the prior year came primarily from expanding and supporting the Company's large database of wholesale and correspondent loan programs along with increases in our commissioned broker sales force and related customer support. The Company was able to keep its costs in line with its revenue base and appears positioned to do the same during the remainder of 2003.


DETAILED RESULTS OF OPERATIONS

REVENUES

                                                   Three months ended
                                                        March 31,
                                               ---------------------------
                                                   2003           2002
                                               ------------   ------------
     REVENUES BY CATEGORY:
        Membership fees                        $    764,310   $    740,314
        Marketing fees                              700,164        512,105
        Technology fees                             272,460        258,514
        Software fees                                46,942             --
        Other fees                                    2,844             30
                                               ------------   ------------

           Total revenues                      $  1,786,720   $  1,510,963
                                               ============   ============


         Revenues increased to $1,786,720 from $1,510,963 for the three months ended March 31, 2003 and 2002, respectively. This represents an increase of $275,757 or 18%. Total revenues of $1,786,720 for the three months ended March 31, 2003 were comprised of mortgage broker fees of $1,521,130 or 85% and lender fees of $265,590 or 15%. Total revenues of $1,510,963 for the three months ended March 31, 2002 were comprised of mortgage broker fees of $1,274,728 or 84% and lender fees of $236,235 or 16%.

         Fees from mortgage brokers increased to $1,521,130 from $1,274,728 for the three months ended March 31, 2003 and 2002, respectively. This represents an increase of $246,402 or 19%. The increase was due primarily to growth in membership fees (LION Pro - Loan Search, Mortgage 101 - originator tools, and Free Dot Com - template websites) totaling $23,996, marketing fees (lead generation and advertising) totaling $153,291, technology fees (website development and hosting) totaling $19,359, software fees (ECLoanPro loan origination software setup and related fees) totaling $46,942 and other revenues totaling $2,814.

         Fees from lenders increased to $265,590 from $236,235 for the three months ended March 31, 2003 and 2002, respectively. This represents an increase of $29,355 or 12%. The increase was due to an increase in marketing fees (lead generation and advertising) totaling $34,768 which were offset by a decrease in technology fees (website development and hosting) totaling $5,413.


DIRECT COSTS

         Direct costs are comprised primarily of web site fulfillment, technology infrastructure support, project management, quality control, and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs increased to $315,556 from $219,350 for the three months ended March 31, 2003 and 2002, respectively. This represents an increase of $96,206 or 44%. Direct costs as a percentage of revenues increased to 18% from 15% for the three months ended March 31, 2003 and 2002, respectively. The increase in expense is due to (i) database support functions as LION continues to expand its database of wholesale and correspondent loan programs, (ii) additional resources to support the development of broker websites and (iii) expanded telecommunications infrastructure to support new services and increased volumes through the Company's consumer and business facing web portals.


SELLING AND MARKETING

         Marketing and selling expenses are comprised of marketing and advertising costs, sales salaries and related support costs. Marketing and selling expenses increased to $573,468 from $482,024 for the three months ended March 31, 2003 and 2002, respectively. This represents an increase of $91,444 or 19%. These expenses as a percentage of revenues were 32% for both of the three month periods ended March 31, 2003 and 2002. The increase is due to growth in the commissioned broker sales force, customer support costs, and trade show participation.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised of management and administrative salaries and related costs, legal and audit fees, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses decreased to $539,653 from $638,637 for the three months ended March 31, 2003 and 2002, respectively. This represents a decrease of $98,984 or 15%. General and administrative expenses as a percentage of revenues were 30% and 42% for the three months ended March 31, 2003 and 2002, respectively. The decrease in costs was due primarily to an improvement in the bad debt experience and lower legal fees. The overall decrease was offset by additional telecommunications and other administrative support expenses.


RESEARCH AND DEVELOPMENT

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses decreased slightly to $87,401 from $89,805 for the three months ended March 31, 2003 and 2002, respectively. This represents a decrease of $2,404 or 3%. Research and development expenses as a percentage of revenues decreased to 5% from 6% for the three months ended March 31, 2003 and 2002, respectively. The Company continues to focus on various key initiatives including but not limited to the enhancement of core online services for brokers and the conversion of consumer traffic into higher-value lead generation.


DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense decreased to $111,002 from $119,682 for the three months ended March 31, 2003 and 2002, respectively. This represents a decrease of $8,680 or 7%. The decrease is due to equipment, computers and software which became fully depreciated at the beginning of 2003.


INTEREST EXPENSE

         Interest expense increased to $4,046 from $3,202 for the three months ended March 31, 2003 and 2002, respectively. Interest expense is primarily related to capitalized lease financing on computer hardware, software, and furniture.


LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2003, the Company primarily funded its activities through operations and lease financing. At March 31, 2003, we had approximately $586,000 in cash and cash equivalents.

                                                    Three months ended
                                                        March 31,
                                               ----------------------------
                                                   2003            2002
                                               ------------    ------------
     NET CASH PROVIDED BY (USED IN)
     Operating activities                      $    315,310    $    193,038
     Investing activities                          (122,906)       (150,487)
     Financing activities                           (10,716)        (23,603)
                                               ------------    ------------

     Net increase                              $    181,688    $     18,948
                                               ============    ============

OPERATING ACTIVITIES

         During the first quarter of 2003, operating activities provided net cash of $315,310 compared to $193,038 for the same quarter in 2002. The net cash provided by operating activities for 2003 was primarily attributable to (i) revenue growth, primarily from our mortgage broker customers, (ii) improved bad debt experience, and (iii) a reduction in legal fees. The increase was offset by additional

(i) database support costs related to increased wholesale and correspondent loan programs, (ii) telecommunications infrastructure costs to support new services and increased volumes through the Company's consumer and business web portals,
(iii) resources to support the development of broker websites and (iv) growth in the commissioned broker sales force and related customer support costs.

         The net cash provided in operating activities for the first quarter of 2002 was primarily attributable to (i) revenue growth, primarily from our mortgage broker customers, (ii) improved bad debt experience, (iii) and a reduction in occupancy costs and other related costs due to moving the company headquarters to a smaller, more efficient location in Seattle, Washington. This was offset by additional legal expenses during the quarter.

INVESTING ACTIVITIES

         During the first quarter of 2003, we used net cash of $122,906 for our investing activities which was primarily for (i) the capitalized portion of software development costs related to the enhancement of core online services for brokers and the conversion of consumer traffic into higher-value lead generation and (ii) upgrades to computer hardware and software.

         During the first quarter of 2002, we used net cash of $150,487 for our investing activities which was primarily for (i) the capitalized portion of software development costs related to the Company's three initiatives; enhancement of core online services for brokers, the conversion of consumer traffic into high-value business generation, and new online management tools for lenders and (ii) upgrades to hardware and software for the data center that delivers the Company's products and services.

FINANCING ACTIVITIES

         During the first quarter of 2003, the net use of cash for financing activities was $10,716. Cash used was primarily related to notes payable and capitalized lease obligations on the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades.

         During the first quarter of 2002, the net use of cash for financing activities was $23,603. Cash used was primarily related to notes payable and capitalized lease obligations on the acquisition of application and database software for the Company's data center.


2003 PLANS

         The Company is continuing to implement its business plan which includes enhancing core products and services through internal research and development projects and strategic alliances with companies providing "best of breed" products and services. In addition, the Company is in the process of moving to a blend of its existing subscription based business model combined with a performance/transaction based model which will allow the Company to take advantage of cyclical swings in mortgage loan volumes. See additional comments under the heading "PRODUCTS AND SERVICES INITIATIVES FOR 2003" in Item 2 above.

         To ensure operational success of our plans for 2003, the Company expects to make greater investments in marketing, personnel, and professional services. It is management's belief that working capital from operations will be adequate to fund the Company's initiatives, integrate with its strategic alliance partners, and enhance core business.

         During 2002 and again during the first quarter of 2003, we were able to fund our initiatives from operations. Management anticipates positive cash flow from operations and profitability during the remainder of 2003.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         LION's financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for LION include revenue recognition, goodwill, accounting for internally-developed software, accounting for research and development costs, and accounting for income taxes.

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

GOODWILL

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

ACCOUNTING FOR INTERNALLY DEVELOPED SOFTWARE AND RESEARCH AND DEVELOPMENT

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

INCOME TAXES

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


NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation Transition and Disclosure," ("SFAS 148"). This statement amends Statement of Financial Accounting Standards 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and establishes three alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosure about the effects on reported net income and requires disclosure of these effects in interim financial reporting. See "NOTE 3" to the financial statements regarding the Company's adoption of the fair value recognition provision of SFAS 123 pursuant to SFAS 148.


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

         We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $6,410,000 from $6,011,000 for 2002 and 2001, respectively. Revenues for the first quarter of 2003 were $1,787,000 and appear on track to exceed the 2002 results. While we did achieve profitability for 2001 totaling $42,000, we sustained a loss in 2002 totaling $109,000. The Company has once again achieved profitability during the first quarter of 2003 totaling $156,000.

         We currently anticipate that 2003 will be a profitable year, however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.


WE WILL NEED ADDITIONAL FINANCING; OUR CURRENT FUNDS ARE INSUFFICIENT TO FINANCE OUR PLANS FOR GROWTH AND OUR OPERATIONS AT THE DESIRED RAPID PACE.

         Our existing working capital is not sufficient to allow us to execute our business plan as fast as we would like. We are planning to fund internally the development and implementation of our initiatives and the integration of our strategic alliances through funds generated from Company operations.

         While the Company did grow its cash reserves during the first and second quarters of 2002, we had to pay out $340,000 in early July 2002 related to a judgment on a lawsuit. During the fourth quarter of 2002 and again in the first quarter of 2003, we were able to increase our cash reserves while continuing to fund our initiatives and integration with strategic alliances. We will continue to grow our cash reserves and fund the development and implementation of our plans through operations, but additional resources are needed to grow at our desired pace. If we are unable to obtain adequate capital financing through equity or other financings, we may not be able to successfully implement our short-term or long-term plans for expansion or to meet our working capital requirements. However, even if we succeed in our business plans, we may experience rapid growth requiring additional funds to expand our operations and organization.

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


WE ARE SUBSTANTIALLY DEPENDENT ON MORTGAGE BROKERS AND THE MORTGAGE BROKER INDUSTRY.

         LION's most critical customer continues to be the mortgage broker. Mortgage broker fees comprised of memberships, website services, lead generation and ad banners were 85% of our total revenues during the first quarter of 2003. Customer agreements are short-term and renewable. There can be no assurance that these subscribers will continue to participate in the LION marketplace, or that we will be able to attract new mortgage brokers at rates sufficient to maintain a stable or growing revenue base. We cannot assure you that the market for our products and services will continue to develop as expected. If the mortgage broker market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, our business operating results and financial condition may be materially adversely affected.

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


OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

         We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful servers. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. In addition, the majority of our network infrastructure is located in Seattle, Washington, in a co-location site north of the city and at our corporate headquarters, an area susceptible to earthquakes. The prospect of such unscheduled interruptions is quite possible in the foreseeable future, and we are unable to predict their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence.

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

         The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2002, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $.03 to $.10 per share and the sale price of our common stock closed at $.065 per share on May 6, 2003. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

         In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company has initiated a lawsuit against its insurance carrier, Great American Insurance Company, seeking reimbursement of defense costs and payments made by way of settlement related to the action initiated against the Company by a former director on December 21, 2000. The lawsuit has been filed in Superior Court of Washington For King County, Case No. 02-2-34891-2SEA, (LION, INC., A WASHINGTON CORPORATION (F/K/A PLENUM COMMUNICATIONS, INC., A MINNESOTA CORPORATION); AND ALLEN RINGER AND JANE DOE RINGER, INDIVIDUALLY AND AS A MARITAL COMMUNITY VS. GREAT AMERICAN INSURANCE CO., AN OHIO CORPORATION). The Company is seeking for judgment against Great American in the amount of $392,820 for costs of defense; for the amount of $340,000 for the indemnity payment to the former director, for an amount no less than $57,600 for prejudgment interest on amounts paid, and for all of the Company's attorney's fees and costs. The Company is further seeking an award of damages under the Washington Consumer Protection Act and an award of consequential damages incurred and sustained by LION as a result of the alleged bad faith conduct of Great American. The action was commenced on April 1, 2003, by service on the Insurance Commissioner of the State of Washington as agent for the defendant.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the first quarter of 2003, common stock totaling 162,000 shares at prices ranging from $.055 to $.072 per share totaling $9,658 were issued to two employees in lieu of cash for deferred compensation. The recipients were accredited, had access to all material information concerning the Company, and acquired the securities for investment. Appropriate legends were affixed to the certificates issued in the transactions. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits to Part II:

99.1 Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 2003, however, a report on Form 8-K was filed on May 1, 2003, in which a press release announcing LION's preliminary financial results for the first quarter ended March 31, 2003 was furnished.


                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LION, INC.
                                  (Registrant)

         Date: May 15, 2003                          By: /s/ David Stedman
                                                         -----------------
                                                         David Stedman
                                                         President and
                                                         Chief Executive Officer

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

Date:  MAY 15, 2003                               /s/ David Stedman
                                                  -----------------
                                                  David Stedman
                                                  President and
                                                  Chief Executive Officer

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

Date:  MAY 15, 2003                               /s/ Steve Thomson
                                                  -----------------
                                                  Steve Thomson
                                                  Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------


99.1 Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002