Form 10QSB
period 2003-06-30
LION INC/WA
filed 2003-08-14
CIK 941179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                         COMMISSION FILE NUMBER 0-25159
                                                -------

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


         As of August 7, 2003, approximately 31,717,978 shares of the Company's common stock were outstanding.

                                   LION, Inc.
                                  Form 10 - QSB
                       For the Quarter Ended June 30, 2003


                                                                           PAGE
                                      INDEX                               NUMBER

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002   3

          Statements of Operations for the three and six month periods ended
          June 30, 2003 and 2002 (unaudited)                                  4

          Statements of Cash Flows for the six months ended June 30, 2003
          and 2002 (unaudited)                                                5

          Notes to Financial Statements                                       6

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7

Item 3    Controls and Procedures                                            22

PART II   OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds                          23

Item 6    Exhibits and Reports on Form 8 - K                                 23

          Signatures                                                         23

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                   LION, Inc.
                                 BALANCE SHEETS


                                     ASSETS

                                                                            June 30,
                                                                              2003          December 31,
                                                                          (Unaudited)          2002
                                                                          ------------     ------------

CURRENT ASSETS
    Cash and cash equivalents                                             $    717,993     $    403,917
    Accounts receivable, less allowance for doubtful accounts of
       $59,000 and $62,400 in 2003 and 2002, respectively                      432,613          347,661
    Prepaid expenses and other                                                 144,127           71,388
                                                                          ------------     ------------

         Total current assets                                                1,294,733          822,966

PROPERTY AND EQUIPMENT - net                                                   963,359          940,372

OTHER ASSETS
    Goodwill - net                                                             273,955          273,955
    Other assets                                                                37,908           37,908
                                                                          ------------     ------------

                                                                          $  2,569,955     $  2,075,201
                                                                          ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                      $    148,905     $    111,340
    Accrued liabilities                                                        426,497          329,671
    Current maturities of long-term obligations                                 51,057           35,330
    Deferred revenue                                                           324,254          295,497
                                                                          ------------     ------------

         Total current liabilities                                             950,713          771,838

LONG-TERM OBLIGATIONS, less current maturities                                  56,598           52,495

COMMITMENTS AND CONTINGENCIES                                                       --               --

STOCKHOLDERS' EQUITY
    Preferred stock - authorized, 5,000,000 shares of $.001 par value,
       liquidation value $900,000                                                1,500            1,500
    Common stock - authorized, 50,000,000 shares of $.001 par value             31,718           31,442
    Additional contributed capital                                          11,766,120       11,741,101
    Accumulated deficit                                                    (10,236,694)     (10,523,175)
                                                                          ------------     ------------
                                                                             1,562,644        1,250,868
                                                                          ------------     ------------

                                                                          $  2,569,955     $  2,075,201
                                                                          ============     ============


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three months ended June 30,    Six months ended June 30,
                                      --------------------------    --------------------------
                                          2003           2002           2003           2002
                                      -----------    -----------    -----------    -----------

Revenues                              $ 1,830,974    $ 1,606,313    $ 3,617,694    $ 3,117,276

Expenses
    Direct costs                          338,381        236,620        653,937        455,970
    Selling and marketing                 586,612        435,045      1,160,080        917,069
    General and administrative            565,399        703,345      1,105,052      1,341,982
    Research and development               91,128         81,394        178,529        171,199
    Depreciation and amortization         114,734        123,002        225,736        242,684
                                      -----------    -----------    -----------    -----------
                                        1,696,254      1,579,406      3,323,334      3,128,904
                                      -----------    -----------    -----------    -----------

         Operating income (loss)          134,720         26,907        294,360        (11,628)

Other income (expense)
    Interest expense                       (4,932)        (2,876)        (8,978)        (6,078)
    Interest income                           990            895          1,099          1,736
    Other income                               --            240             --            240
    Other expense                              --       (350,000)            --       (350,000)
                                      -----------    -----------    -----------    -----------

         NET INCOME (LOSS)            $   130,778    $  (324,834)   $   286,481    $  (365,730)
                                      ===========    ===========    ===========    ===========

Net income (loss) per common share,
     basic and diluted                $        --    $      (.01)   $       .01    $      (.01)
                                      ===========    ===========    ===========    ===========







The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six months ended June 30,
                                                               -------------------------
                                                                   2003         2002
                                                                ---------    ---------
Cash flows from operating activities
    Net income (loss)                                           $ 286,481    $(365,730)
    Adjustments to reconcile net income (loss) to net cash
          provided by operating activities
          Depreciation and amortization                           225,736      242,684
          Write off of capitalized software development costs          --       10,469
          Stock options issued for services received                5,659        5,265
          Common stock issued in lieu of cash compensation         19,636       20,374
          Changes in assets and liabilities
              Accounts receivable                                 (84,952)      (9,519)
              Prepaid expenses and other                          (72,739)     (40,775)
              Accounts payable                                     37,565       66,053
              Accrued liabilities                                  96,826      431,146
              Deferred revenue                                     28,757        6,114
                                                                ---------    ---------

                  Net cash provided by operating activities       542,969      366,081

Cash flows from investing activities
    Capitalized software development costs                       (141,037)    (189,218)
    Purchase of property and equipment                            (65,942)     (89,012)
                                                                ---------    ---------

                  Net cash used in investing activities          (206,979)    (278,230)

Cash flows from financing activities
    Payments on notes payable and long-term obligations           (21,914)     (41,188)
    Proceeds from issuance of common stock and exercise of
      stock options                                                    --          900
                                                                ---------    ---------

                  Net cash used in financing activities           (21,914)     (40,288)
                                                                ---------    ---------

Net increase in cash and cash equivalents                         314,076       47,563

Cash and cash equivalents at beginning of period                  403,917      480,910
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $ 717,993    $ 528,473
                                                                =========    =========


Supplemental non-cash investing and financing activities:
    Assets acquired under capital leases                        $  41,744    $      --




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


NOTE 2.   NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding were 31,570,688 and 31,090,807 for the six months ended June 30, 2003 and 2002, respectively, and 31,650,994 and 31,125,374 for the three months ended June 30, 2003 and 2002, respectively.

         Preferred shares outstanding were included in the computation of diluted earnings per share for the six and three month periods ended June 30, 2003 but excluded for the six and three month periods ended June 30, 2002 as their effect was anti-dilutive. Warrants and options to purchase 6,603,067 shares of common stock are included in the computation of diluted earnings per share at June 30, 2003, however, warrants and options to purchase 7,043,667 shares of common stock at June 30, 2002 were excluded because their exercise price was greater than the average market price of the common shares.


NOTE 3.   STOCK-BASED COMPENSATION

         Effective January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

         During the six month period ended June 30, 2003, the Company issued options to purchase 560,000 shares under the 1998 Stock Option Plan (the "Plan"). Compensation expense will be based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. The Company will recognize compensation expense of $36,360 ratably over the vesting period for these options granted. Under the intrinsic value method reported previously, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price on the date of grant for all prior grants.

         The following table illustrates the effect on net income (loss) and on net income (loss) per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                           Three months ended June 30,    Six months ended June 30,
                                           ---------------------------    ------------------------
                                                2003         2002            2003          2002
                                             ---------    ---------       ---------    -----------

Net income (loss), as reported               $ 130,778    $(324,834)      $ 286,481    $  (365,730)

Add: Stock-based employee compensation
expense included in reported net income          4,442           --           4,637             --

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards*
                                              (106,672)     (98,634)       (213,320)      (202,425)
                                             ---------    ---------       ---------    -----------

Pro forma net income (loss)                  $  28,548    $(423,468)      $  77,798    $  (568,155)
                                             =========    =========       =========    ===========

Net income (loss) per share:
Basic and diluted - as reported              $      --    $    (.01)      $     .01    $      (.01)
                                             =========    =========       =========    ===========
Basic and diluted - pro forma                $      --    $    (.01)      $      --    $      (.02)
                                             =========    =========       =========    ===========

* ALL AWARDS refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - awards for which the fair value was required to be measured under Statement 123.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this document. Any statistical information provided in this report is as of June 30, 2003 unless otherwise noted.

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

          LION's "business to consumer" and "business to business" portals connect the originator to a large marketplace of customers seeking home mortgages and to a powerful network of lenders and vendors in the mortgage industry. The Company's "business to consumer" portal, Mortgage101.com, is one of the nations leading consumer mortgage portals with content co-branded to over 26,000 local real estate, association, and media websites. The Company's "business to business" portal, LionInc.com, allows members to search for the best mortgage for their customers by checking and comparing lender products and pricing from one of the largest wholesale lender databases in the country, locking the rate and sending the loan application file to a number of lenders electronically through an advanced loan origination software system. LION also provides this complete software package to large originator companies under a private label license allowing them to customize their own services under their own brand.

         In LION's business model, there are four distinct revenue categories from its mortgage broker/originator and lender customers. The categories are membership, marketing, technology and software.

         MEMBERSHIP FEES are generated from LION's subscription-based products and services. They are LION Pro, Mortgage 101 and Free Mortgage Dot Com.

         LION PRO, used by over 6,000 mortgage brokers nationwide, consists of LION Loan Search, LoanLink, News Now and Ratesheets on Demand. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily in 77 regions in the country. There are over 125 participating lenders and nearly 100,000 regionalized wholesale and correspondent loan programs in the loan search database. The LoanLink feature is a subprime loan exchange platform where originators can submit hard to place loans to participating lenders. The News Now feature of LION Pro allows originators to make informed decisions with high-value content and market data featuring mortgage backed securities, real time market information, financial market analysis, economic indicators, business/service directories and calendars. Finally, the Ratesheets on Demand service allows members to view ratesheets online from all participating lenders and transmit them by either fax or email.

         MORTGAGE 101 educates consumers about the mortgage process and connects them to a large network of local originators that can provide a competitive loan product. The website consists of hundreds of mortgage information pages, home buying articles, economic and market data, prequalification tools, interactive calculators, and live interest rates from local mortgage lenders. Mortgage 101 also has a Spanish translation site located at Hipoteca101.com.

         FREE MORTGAGE DOT COM is a template web site using Mortgage101 technology with the mortgage originator's logo and colors delivered with no set up fees and free one-year domain name registration. Users pay a monthly hosting fee for this entry level service. In many cases this product becomes the first step before moving into a series of upgrades toward larger more comprehensive enterprise websites. There are over 2,700 mortgage brokers using this template web site or suite of online mortgage tools for their online website.

         MARKETING FEES are generated through both of LION's portal web sites; www.lioninc.com and www.mortgage101.com. Consumers visiting the mortgage101.com web site, check live interest rates, use pre-qualification tools, and submit "1003" loan applications through links connecting them to LION's network of advertisers. Originator advertisers attract these customers by paying marketing fees for ad banners, directory listings, interest rate display, web site promotion, and lead generation. Originators visit the lioninc.com web site to check daily wholesale rates, submit loans, and access mortgage specific news and content. Wholesale lenders and industry vendors attract these customers by paying marketing fees for ad banners, web site promotion, and lead generation.

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

         MORTGAGE 101.COM. To leverage its growing market share in online consumer mortgage education, LION is working on improving the technology that matches consumers and local originators together. The goals of the new technology will be to improve the satisfaction level of the consumer, improve the quality of the borrower profile generated for the local originator, and introduce the new performance/transaction based business model for the Company. The Company will continue to introduce these changes and improvements throughout 2003 and 2004.

         PRODUCTIVITY TOOLS FOR BROKERS. The Company has developed and continues to refine an office-based version of its LION Pro product. This product, LION Pro Corporate, offers productivity software for multi-user larger customers. The product includes a private database that features a comprehensive searchable database of each broker company's specific group of lenders. It also features new loan program search parameters, management tools and an advanced version of the News Now content. This improved high-value content and market data section features real time market information, financial market analysis, economic indicators combined with the broker company's current business/service directories and calendars. Fourteen of the nation's fastest growing mortgage companies have selected this new product in the second quarter. In August 2003, the Company will launch a new version of LION Pro for the single user that incorporates many of the advancements and functionality of the LION Pro Corporate product.

         SUBPRIME DECISION ENGINE. Plans are also under way to improve LION's LoanLink subprime exchange platform. In November 2002, LION signed a strategic alliance agreement that will introduce a subprime decision engine to its network of mortgage originators and lenders. When completed, this technology will enable LION members to submit a file and receive instantly priced, conditional loan approvals from some of the nation's top subprime lenders. In addition, LION is planning to offer a private label version of this product engine to the nation's wholesale and retail lending institutions.

         LOAN LOCKING WITH LENDERS. Through a strategic agreement, LION has also introduced broker approval, online loan program and product search, real-time pricing, lock processing and file submission between mortgage brokers and wholesale lenders. This is mostly for conforming loans, but there is also subprime loan functionality that is beginning to be used.

         LOAN ORIGINATION SOFTWARE. In October 2002, through a key strategic alliance with ABC Virtual, LION introduced an advanced loan origination software
(LOS) product known as ECLoanPro(R). This new LOS offers a revolutionary straight-through processing software system that leverages the Internet and wireless devices to allow origination teams to easily prospect and process mortgage loans. With this product, originators are empowered to access and share files with others anytime, anywhere, without having to re-key data, and without traditional hardware and software expenses. Through this alliance, LION will be able to offer a complete "lead to loan" package that will begin to streamline the entire loan process for its members by bundling the software with its online advertising, lead generation, website and membership services. This software is the vehicle that delivers the loan application to the lender and lies at the heart of driving increased loan production to the lender. The Company has developed an integration strategy with ABC Virtual which it will execute in the near future.


SUMMARIZED RESULTS OF OPERATION


                              Three Months Ended June 30,    Six Months Ended June 30,
                              --------------------------    --------------------------
                                  2003           2002           2003           2002
                              -----------    -----------    -----------    -----------

Revenues                      $ 1,830,974    $ 1,606,313    $ 3,617,694    $ 3,117,276
Operating expenses              1,696,254      1,579,406      3,323,334      3,128,904
                              -----------    -----------    -----------    -----------
    Operating income (loss)       134,720         26,907        294,360        (11,628)
Other expense - net                (3,942)      (351,741)        (7,879)      (354,102)
                              -----------    -----------    -----------    -----------
    Net income (loss)         $   130,778    $  (324,834)   $   286,481    $  (365,730)
                              ===========    ===========    ===========    ===========


         For the second quarter of 2003, revenue was $1.83 million, up 14% from $1.61 million for the second quarter of 2002. Net income for the quarter was approximately $131,000 compared to a net loss of approximately $325,000 for the same quarter in the prior year. The net loss for the second quarter of 2002 included $507,000 of settlement charges and legal fees related to litigation that was settled in July 2002.

         For the six-month period ended June 30, 2003, revenue increased to $3.62 million, up 16% from $3.12 million for the same period in the prior year. Net income for the six-month period in 2003 was approximately $286,000 compared to a net loss of approximately $366,000 for the same period in the prior year. The net loss for the prior year included $633,000 of settlement charges and related legal fees.

         Growth in revenues came primarily from our broker customers who comprise 86% of all revenues in the second quarter and 87% year to date with the remainder coming from our lender customers. Most of the growth came from the Company's marketing segment, primarily lead generation for our broker and lender customers, besides contributions also coming from the membership, technology and software segments.

         Towards the end of 2002, the Company began ramping up its resources in order to support on-going and new initiatives along with supporting its alliance partnerships. Cost increases during the first six months of 2003 compared to the same period in the prior year came primarily from expanding and supporting the Company's large database of wholesale and correspondent loan programs, increases in our commissioned broker sales force and related customer support, increases in marketing and advertising costs, and continued efforts in on-going initiatives. The Company will continue to monitor its costs closely and anticipates continued profitability for the remaining two quarters of the year.

         The Company needs to accelerate the planned launches for its industry leading LION Pro product and take more advantage of its potential lead generating traffic in the consumer-facing Mortgage 101 portal. As a result, it is quite possible that profitability will decrease in the remaining two quarters compared to the first half of the year. This investment and effort is a planned strategy to achieve long term revenue growth and improve profitability for 2004 and beyond.

DETAILED RESULTS OF OPERATIONS

REVENUES


                        Three Months Ended June 30,   Six Months Ended June 30,
                        ---------------------------   ------------------------
                            2003          2002           2003          2002
                         ----------    ----------     ----------    ----------

REVENUES BY CATEGORY:
   Membership fees       $  795,589    $  751,479     $1,559,899    $1,491,793
   Marketing fees           743,252       579,222      1,443,416     1,091,327
   Technology fees          248,469       272,444        520,929       530,958
   Software fees             40,123            --         87,065            --
   Other fees                 3,541         3,168          6,385         3,198
                         ----------    ----------     ----------    ----------

      Total revenues     $1,830,974    $1,606,313     $3,617,694    $3,117,276
                         ==========    ==========     ==========    ==========



SIX MONTHS ENDED JUNE 30, 2003:

         Revenues increased to $3,617,694 from $3,117,276 for the six months ended June 30, 2003 and 2002, respectively. This represents an increase of $500,418 or 16%. Total revenues of $3,617,694 for the six months ended June 30, 2003 were comprised of mortgage broker fees of $3,121,858 or 86% and lender fees of $495,836 or 14%. Total revenues of $3,117,276 for the six months ended June 30, 2002 were comprised of mortgage broker fees of $2,622,389 or 84% and lender fees of $494,887 or 16%.

         Fees from mortgage brokers increased to $3,121,858 from $2,622,389 for the six months ended June 30, 2003 and 2002, respectively. This represents an increase of $499,469 or 19%. The increase was due primarily to growth in membership fees (LION Pro - Loan Search, Mortgage 101 - originator tools, and Free Dot Com - template websites) totaling $68,106, marketing fees (lead generation and advertising) totaling $322,976, technology fees (website development and hosting) totaling $18,135, software fees (ECLoanPro loan origination software setup and related fees) totaling $87,065 and other revenues totaling $3,187.

         Fees from lenders remained basically the same with a small increase to $495,836 from $494,887 for the six months ended June 30, 2003 and 2002, respectively. The increase was due to an increase in marketing fees (lead generation and advertising) totaling $29,112 which were offset by a decrease in technology fees (website development and hosting) totaling $28,163.

THREE MONTHS ENDED JUNE 30, 2003:

         Revenues increased to $1,830,974 from $1,606,313 for the three months ended June 30, 2003 and 2002, respectively. This represents an increase of $224,661 or 14%. Total revenues of $1,830,974 for the three months ended June 30, 2003 were comprised of mortgage broker fees of $1,600,728 or 87% and lender fees of $230,246 or 13%. Total revenues of $1,606,313 for the three months ended June 30, 2002 were comprised of mortgage broker fees of $1,347,661 or 84% and lender fees of $258,652 or 16%.

         Fees from mortgage brokers increased to $1,600,728 from $1,347,661 for the three months ended June 30, 2003 and 2002, respectively. This represents an increase of $253,067 or 19%. The increase was due primarily to growth in membership fees (LION Pro - Loan Search, Mortgage 101 - originator tools, and Free Dot Com - template websites) totaling $44,110, marketing fees (lead generation and advertising) totaling $169,685, and software fees (ECLoanPro loan origination software setup and related fees) totaling $40,123 and other revenues totaling $373 which were offset by a slight decrease in technology fees (website development and hosting) totaling $1,224.

         Fees from lenders decreased to $230,246 from $258,652 for the three months ended June 30, 2003 and 2002, respectively. This represents a decrease of $28,406 or 11%. The decrease was due primarily to a decrease in marketing fees (lead generation and advertising) totaling $5,655 and technology fees (website development and hosting) totaling $22,751.


DIRECT COSTS

SIX MONTHS ENDED JUNE 30, 2003:

         Direct costs are comprised primarily of web site fulfillment, technology infrastructure support, project and product management, quality control, and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs increased to $653,937 from $455,970 for the six months ended June 30, 2003 and 2002, respectively. This represents an increase of $197,967 or 43%. Direct costs as a percentage of revenues increased to 18% from 15% for the six months ended June 30, 2003 and 2002, respectively. The increase in expense is due to (i) database support functions as LION continues to expand its database of wholesale and correspondent loan programs, (ii) additional resources to support the development of broker websites and (iii) expanded telecommunications infrastructure to support new services and increased volumes through the Company's consumer and business facing web portals.

THREE MONTHS ENDED JUNE 30, 2003:

         Direct costs increased to $338,381 from $236,620 for the three months ended June 30, 2003 and 2002, respectively. This represents an increase of $101,761 or 43%. Direct costs as a percentage of revenues increased to 18% from 15% for the three months ended June 30, 2003 and 2002, respectively. The increase in expense is due to (i) database support functions as LION continues to expand its database of wholesale and correspondent loan programs, (ii) additional resources to support the development of broker websites and (iii) expanded telecommunications infrastructure to support new services and increased volumes through the Company's consumer and business facing web portals.


SELLING AND MARKETING

SIX MONTHS ENDED JUNE 30, 2003:

         Selling and marketing expenses are comprised of marketing and advertising costs, sales salaries and related support costs. Selling and marketing expenses increased to $1,160,080 from $917,069 for the six months ended June 30, 2003 and 2002, respectively. This represents an increase of $243,011 or 26%. These expenses as a percentage of revenues increased to 32% from 29% for the six month periods ended June 30, 2003 and 2002. The increase is due to growth in the commissioned broker sales force, customer support costs, advertising, trade show participation, and telephone costs.

THREE MONTHS ENDED JUNE 30, 2003:

         Selling and marketing expenses increased to $586,612 from $435,045 for the three months ended June 30, 2003 and 2002, respectively. This represents an increase of $151,567 or 35%. These expenses as a percentage of revenues increased to 32% from 27% for the three month periods ended June 30, 2003 and 2002, respectively. The increase is due to growth in the commissioned broker sales force, customer support costs, advertising, trade show participation, and telephone costs.


GENERAL AND ADMINISTRATIVE

SIX MONTHS ENDED JUNE 30, 2003:

         General and administrative expenses are comprised of management and administrative salaries and related costs, legal and audit fees, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses decreased to $1,105,052 from $1,341,982 for the six months ended June 30, 2003 and 2002, respectively. This represents a decrease of $236,930 or 18%. General and administrative expenses as a percentage of revenues were 31% and 43% for the six months ended June 30, 2003 and 2002, respectively. The decrease in costs was due primarily to an improvement in the bad debt experience and lower legal fees. The overall decrease was offset by additional telecommunications and other administrative support expenses.

THREE MONTHS ENDED JUNE 30, 2003:

         General and administrative expenses decreased to $565,399 from $703,345 for the three months ended June 30, 2003 and 2002, respectively. This represents a decrease of $137,946 or 20%. General and administrative expenses as a percentage of revenues were 31% and 44% for the three months ended June 30, 2003 and 2002, respectively. The decrease in costs was due primarily to an improvement in the bad debt experience and lower legal fees. The overall decrease was offset by additional telecommunications and other administrative support expenses.


RESEARCH AND DEVELOPMENT

SIX MONTHS ENDED JUNE 30, 2003:

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $178,529 from $171,199 for the six months ended June 30, 2003 and 2002, respectively. This represents an increase of $7,330 or 4%. Research and development expenses as a percentage of revenues remained at 5% for both the six month periods ended June 30, 2003 and 2002. The Company continues to focus on various key initiatives including but not limited to the enhancement of core online services for brokers and the conversion of consumer traffic into higher-value lead generation.

THREE MONTHS ENDED JUNE 30, 2003:

         Research and development expenses increased to $91,128 from $81,394 for the three months ended June 30, 2003 and 2002, respectively. This represents an increase of $9,374 or 12%. Research and development expenses as a percentage of revenues remained at 5% for both the three month periods ended June 30, 2003 and 2002. The Company increased its focus on various key initiatives including but not limited to the enhancement of core online services for brokers and the conversion of consumer traffic into higher-value lead generation.


DEPRECIATION AND AMORTIZATION

SIX MONTHS ENDED JUNE 30, 2003:

         Depreciation and amortization expense decreased to $225,736 from $242,684 for the six months ended June 30, 2003 and 2002, respectively. This represents a decrease of $16,948 or 7%. The decrease is due to equipment, computers and software which became fully depreciated at the beginning of 2003.

THREE MONTHS ENDED JUNE 30, 2003:

         Depreciation and amortization expense decreased to $114,734 from $123,002 for the three months ended June 30, 2003 and 2002, respectively. This represents a decrease of $8,268 or 7%. The decrease is due to equipment, computers and software which became fully depreciated at the beginning of 2003.


INTEREST EXPENSE

SIX MONTHS ENDED JUNE 30, 2003:

         Interest expense increased to $8,978 from $6,078 for the six months ended June 30, 2003 and 2002, respectively. The increase in interest expense is primarily due to an increase in capitalized lease financing on computer hardware, software, and furniture.

THREE MONTHS ENDED JUNE 30, 2003:

         Interest expense increased to $4,932 from $2,876 for the three months ended June 30, 2003 and 2002, respectively. The increase in interest expense is primarily due to an increase in capitalized lease financing on computer hardware, software, and furniture.


OTHER EXPENSE

         Other expense of $350,000 for both the six and three month periods ended June 30, 2002 is comprised primarily of a $340,000 related to litigation that was settled in July 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2003, the Company primarily funded its activities through operations and equipment lease financing. At June 30, 2003, we had approximately $718,000 in cash and cash equivalents.

                                              Six months ended
                                                  June 30,
                                          ------------------------
                                             2003          2002
                                          ---------     ---------
        NET CASH PROVIDED BY (USED IN)
        Operating activities              $ 542,969     $ 366,081
        Investing activities               (206,979)     (278,230)
        Financing activities                (21,914)      (40,288)
                                          ---------     ---------

        Net increase                      $ 314,076     $  47,563
                                          =========     =========

OPERATING ACTIVITIES

         During the first six months of 2003, operating activities provided net cash of $542,969 compared to $366,081 for the same period in 2002. The net cash provided by operating activities for 2003 was primarily attributable to (i) revenue growth, primarily from our mortgage broker customers, (ii) improved bad debt experience, and (iii) a reduction in legal fees. The increase was offset by additional (i) database support costs related to increased wholesale and correspondent loan programs, (ii) telecommunications infrastructure costs to support new services and increased volumes through the Company's consumer and business web portals, (iii) resources to support the development of broker websites and (iv) growth in the commissioned broker sales force and related customer support costs.

         The net cash provided in operating activities for the six months ended June 30, 2002 was primarily attributable to (i) revenue growth, primarily from our mortgage broker customers, (ii) improved bad debt experience, (iii) a reduction in occupancy costs and other related costs due to moving the company headquarters to a smaller, more efficient location in Seattle, (iv) a reduction in telephone costs due to beneficial contract changes and (v) an increase in other liabilities by $340,000 related to the settlement of litigation in July 2002. The increase was offset by the funding of legal expenses related to the settled litigation.

INVESTING ACTIVITIES

         During the first six months of 2003, we used net cash of $206,979 for our investing activities which was primarily for (i) the capitalized portion of software development costs related to the enhancement of core online services for brokers and the conversion of consumer traffic into higher-value lead generation and (ii) upgrades to computer hardware and software.

         During the first six months 2002, we used net cash of $278,230 for our investing activities which was primarily for (i) the capitalized portion of software development costs related to the Company's three initiatives; enhancement of core online services for brokers, the conversion of consumer traffic into high-value business generation, and new online management tools for lenders and (ii) upgrades to hardware and software for the data center that delivers the Company's products and services.

FINANCING ACTIVITIES

         During the first six months of 2003, the net use of cash for financing activities was $21,914. Cash used was primarily related to notes payable and capitalized lease obligations on the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades.

         During the first six months 2002, the net use of cash for financing activities was $40,288. Cash used was primarily related to notes payable on the acquisition of application and database software for the Company's data center.


2003 PLANS

         The Company is continuing to implement its business plan which includes enhancing core products and services through internal research and development projects and strategic alliances. In addition, the Company is in the process of moving to a blend of its existing subscription based business model combined with a performance/transaction based model which will allow the Company to take advantage of cyclical swings in mortgage loan volumes. See additional comments under the heading "PRODUCTS AND SERVICES INITIATIVES FOR 2003" above.

         To facilitate the operational success of our plans for 2003 and into 2004, the Company expects to make greater investments in marketing, personnel, and professional services during the last half of the year. This will also include enhancements to the Company's technological infrastructure that delivers the Company's products and services. It is management's belief that working capital from operations along with some capital lease financing will be adequate to fund the Company's initiatives, integrate with its strategic alliance partners, and enhance core business.


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


WE HAVE A LIMITED HISTORY OF PROFITS AND OUR FUTURE PROFITABILITY REMAINS UNCERTAIN. IN ADDITION, FINANCIAL RESULTS FOR ANY PARTICULAR PERIOD WILL NOT PREDICT RESULTS FOR FUTURE PERIODS.

         We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $6.4 million from $6.0 million for 2002 and 2001, respectively. Revenues for the first six months of 2003 were $3.6 million and appear on track to easily exceed the 2002 results. While we did achieve profitability for 2001 totaling $42,000, we sustained a loss in 2002 totaling $109,000. The Company has once again achieved profitability during the first and second quarters of 2003 totaling $156,000 and $131,000, respectively. It's quite possible that profitability during the remainder of 2003 will decrease due to the Company's planned investments in improving its existing products and services and efforts to improve its competitive edge over its competitors. These planned investments are designed to accelerate revenue growth and improve profitability in 2004 and beyond.

         Although we currently anticipate that 2003 will be a profitable year, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other risk factors set forth below.


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

         While the Company did grow its cash reserves during the first and second quarters of 2002, we had to pay out $340,000 in early July 2002 related to a settlement in a lawsuit. During the fourth quarter of 2002 and again in the first six months of 2003, we were able to increase our cash reserves while continuing to fund our initiatives and integration with strategic alliances. We will continue to grow our cash reserves and fund the development and implementation of our plans through operations, but additional resources are needed to grow at our desired pace. If we are unable to obtain adequate capital financing through equity or other financings, we may not be able to successfully implement our short-term or long-term plans for expansion or to meet our working capital requirements. However, even if we succeed in our business plans, we may experience rapid growth requiring additional funds to expand our operations and organization. We do not have current commitments for financing sufficient to fund our expansion and marketing plans at our desired pace.

WE ARE SUBSTANTIALLY DEPENDENT ON MORTGAGE BROKERS AND THE MORTGAGE BROKER INDUSTRY.

         LION's most critical customer continues to be the mortgage broker. Mortgage broker fees comprised of memberships, website services, lead generation and ad banners were 84% of our total revenues during the first six months of 2003. Customer agreements are short-term and renewable. There can be no assurance that these subscribers will continue to participate in the LION marketplace, or that we will be able to attract new mortgage brokers at rates sufficient to maintain a stable or growing revenue base. We cannot assure you that the market for our products and services will continue to develop as expected. If the mortgage broker market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, our business operating results and financial condition may be materially adversely affected.

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


WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

         We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION and its operations. With respect to our proprietary software, while backup has been provided by the other full-time company engineers, currently there are portions of the database management and development that rely solely on Sam Ringer who is a co-author of the LION Pro software. We are continuing to create the engineering redundancy that will reduce the reliance on this individual, but have not completed this task and will not for at least another year. Furthermore, we have not entered into employment agreements with these significant employees except for our CEO/President, CFO and the product manager for our Mortgage 101 product group. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options, which currently serve to retain and motivate key employees as they become vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at LION, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

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

         Despite the implementation of security measures which are constantly updated, our systems may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We could experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access might lead to interruptions, delays or cessation in service to subscribers or deter potential subscribers. Although we intend to constantly update industry-standard security measures, these measures have been circumvented in the past, and there can be no assurance that measures we adopt will not be circumvented in the future. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our subscribers, which could have a materially adverse affect on our business, operating results and financial condition.


OUR STOCK TRADES ON THE OTC BULLETIN BOARD. OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

         The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2002, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $.03 to $.10 per share and from January to early August 2003 ranged from $.04 to $.33 per share. The sale price of our common stock closed at $.15 per share on August 7, 2003. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

         The OTC Bulletin Board is an electronic quotation medium used by subscribing broker dealers to reflect dealer quotations on a real-time basis. This over-the-counter market provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The NASDAQ Stock Market. Shares that are thinly traded on the Bulletin Board often trade only infrequently and experience a significant spread between the market maker's bid and ask prices. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Furthermore, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options. In the event our securities are not included on the OTC Bulletin Board and do not qualify for the NASDAQ, quotes for the securities may be included in the electronic "pink sheets" for the over-the-counter market.


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


ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the second quarter of 2003, common stock totaling 114,000 shares at prices ranging from $.071 to $.128 per share totaling $9,978 were issued to two employees in lieu of cash for deferred compensation. The recipients were accredited, had access to all material information concerning the Company, and acquired the securities for investment. Appropriate legends were affixed to the certificates issued in the transactions. The issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits to Part II:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)      Reports on Form 8-K

         (1) Report on Form 8-K filed on May 1, 2003 under Item 12 (Results of Operations and Financial Condition) covering the Company's first quarter 2003 financial results.

         (2) Report on Form 8-K filed on July 30, 2003 under Item 12 (Results of Operations and Financial Condition) covering the Company's second quarter 2003 financial results.



                                   SIGNATURES
                                   ----------

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LION, INC.
                                  ------------
                                  (Registrant)

         Date: August 14, 2003                  By:  /s/ David Stedman
                                                     -----------------
                                                     David Stedman
                                                     President and
                                                     Chief Executive Officer

EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002