Form 10QSB
period 2003-09-30
LION INC/WA
filed 2003-11-14
CIK 941179

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


         As of November 7, 2003, approximately 31,717,978 shares of the Company's common stock were outstanding.

                                   LION, Inc.
                                  Form 10 - QSB
                    For the Quarter Ended September 30, 2003

                                                                                                        PAGE
                                      INDEX                                                            NUMBER

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002                     3

               Statements of Operations for the three and nine month periods ended September 30,
               2003 and 2002 (unaudited)                                                                  4

               Statements of Cash Flows for the nine months ended September 30, 2003 and 2002
               (unaudited)                                                                                5

               Notes to Financial Statements                                                              6

Item 2         Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                 7

Item 3         Controls and Procedures                                                                   21

PART II        OTHER INFORMATION

Item 6         Exhibits and Reports on Form 8 - K                                                        22

               Signatures                                                                                22

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                                 LION, Inc.
                                               BALANCE SHEETS

                                                   ASSETS

                                                                                    September 30,
                                                                                        2003             December 31,
                                                                                     (Unaudited)             2002
                                                                                  ----------------    -----------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $      910,552      $      403,917
    Accounts receivable, less allowance for doubtful accounts of
          $74,000 and $62,400 in 2003 and 2002, respectively                             393,308             347,661
    Prepaid expenses and other                                                           116,833              71,388
                                                                                  ----------------    -----------------

         Total current assets                                                          1,420,693             822,966

PROPERTY AND EQUIPMENT - net                                                           1,035,711             940,372

OTHER ASSETS
    Goodwill - net                                                                       273,955             273,955
    Other assets                                                                          37,908              37,908
                                                                                  ----------------    -----------------

                                                                                  $    2,768,267      $    2,075,201
                                                                                  ================    =================


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              $      123,209      $      111,340
    Accrued liabilities                                                                  433,813             329,671
    Current maturities of long-term obligations                                           82,145              35,330
    Deferred revenue                                                                     335,381             295,497
                                                                                  ----------------    -----------------

         Total current liabilities                                                       974,548             771,838

LONG-TERM OBLIGATIONS, less current maturities                                           105,548              52,495

COMMITMENTS AND CONTINGENCIES                                                               -                   -

STOCKHOLDERS' EQUITY
    Preferred stock - authorized, 5,000,000 shares, outstanding, 1,500,000
       shares of $.001 par value, liquidation value $900,000                               1,500               1,500
    Common stock - authorized, 50,000,000 shares, outstanding, 31,717,978 and
       31,441,978 shares, respectively, of $.001 par value                                31,718              31,442
    Additional contributed capital                                                    11,776,292          11,741,101
    Accumulated deficit                                                              (10,121,339)        (10,523,175)
                                                                                  ----------------    -----------------
                                                                                       1,688,171           1,250,868
                                                                                  ----------------    -----------------

                                                                                  $    2,768,267      $    2,075,201
                                                                                  ================    =================


The accompanying notes are an integral part of these statements.

                                                               LION, Inc.

                                                        STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                              Three Months Ended September 30,        Nine Months Ended September 30,
                                            -------------------------------------  --------------------------------------
                                                  2003                2002               2003                2002
                                            -----------------   -----------------  ------------------  ------------------
Revenues                                    $    1,869,702      $    1,628,238     $    5,487,396      $    4,745,514

Expenses
    Direct costs                                   400,697             293,392          1,054,634             749,362
    Selling and marketing                          564,463             452,907          1,724,543           1,369,976
    General and administrative                     602,752             536,048          1,707,804           1,878,030
    Research and development                        57,435              67,321            235,964             238,520
    Depreciation and amortization                  124,937             120,644            350,673             363,328
                                            -----------------   -----------------  ------------------  ------------------
                                                 1,750,284           1,470,312          5,073,618           4,599,216
                                            -----------------   -----------------  ------------------  ------------------

         Operating income                          119,418             157,926            413,778             146,298

Other income (expense)
    Interest expense                                (4,987)             (2,599)           (13,965)             (8,677)
    Interest income                                    924                 134              2,023               1,870
    Other income                                         -                   -                  -                 240
    Other expense                                        -             (40,000)                 -            (390,000)
                                            -----------------   -----------------  ------------------  ------------------

         NET INCOME (LOSS)                  $      115,355      $      115,461     $      401,836      $     (250,269)
                                            =================   =================  ==================  ==================

Net income (loss) per common share,
     basic and diluted                      $            -      $            -     $          .01      $         (.01)
                                            =================   =================  ==================  ==================






The accompanying notes are an integral part of these statements.

                                                           LION, Inc.

                                                    STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                   ------------------------------------
                                                                                        2003                2002
                                                                                   ----------------    ----------------
Cash flows from operating activities
    Net income (loss)                                                              $     401,836       $    (250,269)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities
          Depreciation and amortization                                                  350,673             363,328
          Write off of capitalized software development costs                                  -              10,436
          Stock options issued for services received                                      15,831               6,031
          Common stock issued in lieu of cash compensation                                19,636              29,162
          Changes in assets and liabilities
              Accounts receivable                                                        (45,647)              4,558
              Prepaid expenses and other                                                 (45,445)            (12,293)
              Accounts payable                                                            11,869              54,230
              Accrued liabilities                                                        104,142             118,463
              Deferred revenue                                                            39,884              (3,082)
                                                                                   ----------------    ----------------

                  Net cash provided by operating activities                              852,779             320,564

Cash flows from investing activities
    Capitalized software development costs                                              (229,615)           (286,213)
    Purchase of property and equipment                                                   (77,142)           (120,882)
                                                                                   ----------------    ----------------

                  Net cash used in investing activities                                 (306,757)           (407,095)

Cash flows from financing activities
    Payments on notes payable and long-term obligations                                  (39,387)            (47,485)
    Proceeds from issuance of common stock and exercise of stock options                       -                 900
                                                                                   ----------------    ----------------

                  Net cash used in financing activities                                  (39,387)            (46,585)
                                                                                   ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                                     506,635            (133,116)

Cash and cash equivalents at beginning of period                                         403,917             480,910
                                                                                   ----------------    ----------------

Cash and cash equivalents at end of period                                         $     910,552       $     347,794
                                                                                   ================    ================


Supplemental non-cash investing and financing activities:

    Assets acquired under capital leases                                           $     139,255       $           -






The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.   FINANCIAL STATEMENTS

         The unaudited financial statements and related notes are presented in accordance with the instructions for interim financial statements in Rule 310(b) of Regulation S-B, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10 - KSB of LION, Inc. and notes thereto, for its fiscal year ended December 31, 2002.

NOTE 2.   NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding were 31,620,324 and 31,175,694 for the nine months ended September 30, 2003 and 2002, respectively, and 31,717,978 and 31,342,701 for the three months ended September 30, 2003 and 2002, respectively.

         Preferred shares outstanding were included in the computation of diluted earnings per share for the nine and three month periods ended September 30, 2003 and for the three month period ending September 30, 2002 but excluded for the nine month period ended September 30, 2002 as their effect was anti-dilutive. Warrants and options to purchase 6,850,567 shares of common stock are included in the computation of diluted earnings per share at September 30, 2003, however, warrants and options to purchase 7,210,567 shares of common stock at September 30, 2002 were excluded because their exercise price was greater than the average market price of the common shares.

NOTE 3.   STOCK-BASED COMPENSATION

         Effective January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

         During the nine month period ended September 30, 2003, the Company issued options to purchase 880,000 shares under the 1998 Stock Option Plan (the "Plan"). Compensation expense will be based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. The Company will recognize compensation expense of $97,920 ratably over the vesting period for these options granted. Under the intrinsic value method reported previously, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price on the date of grant for all prior grants.

         The following table illustrates the effect on net income (loss) and on net income (loss) per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                     Three months ended                  Nine months ended
                                                       September 30,                       September 30,
                                             ----------------------------------- -----------------------------------
                                                  2003               2002              2003              2002
                                             ----------------  ----------------- ----------------- -----------------
Net income (loss), as reported               $     115,355     $      115,461    $       401,836   $   (250,269)

Add: Stock-based employee compensation
expense included in reported net income
                                                    10,172                  -             14,809              -

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards*
                                                   (79,609)          (104,830)          (292,929)      (307,255)
                                             ----------------  ----------------- ----------------- -----------------

Pro forma net income (loss)                  $      45,918     $       10,631    $       123,716   $   (557,524)
                                             ================  ================= ================= =================

Net income (loss) per share:

Basic and diluted - as reported              $           -     $            -    $           .01   $       (.01)
                                             ================  ================= ================= =================
Basic and diluted - pro forma                $           -     $            -    $             -   $       (.02)
                                             ================  ================= ================= =================

* ALL AWARDS refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - awards for which the fair value was required to be measured under Statement 123.


NOTE 4.   RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND Equity. SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings.

         SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar year companies). The effect of adopting SFAS 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. The Company believes the adoption of SFAS 150 will have no impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes included in this Report. The discussion may contain statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Business Risks" and elsewhere in this Report, and in other documents we file with the Securities and Exchange Commission. Any statistical information provided in this report is as of September 30, 2003 unless otherwise noted.


OVERVIEW

         LION provides marketing and website technology to help mortgage originators attract customers and originate loans more efficiently and cost effectively. With proven online strategies, the LION mortgage solution delivers a competitive advantage that generates more originator business, saves time and money, increases loan production and streamlines the approval process.

          LION's "business to consumer" and "business to business" portals connect the originator to a large marketplace of customers seeking home mortgages and to a powerful network of lenders and vendors in the mortgage industry. The Company's "business to consumer" portal, Mortgage101.com, is one of the nations leading consumer mortgage portals with content co-branded to over 30,000 local real estate, association, and media websites. The Company's "business to business" portal, LionInc.com, allows members to search for the best mortgage for their customers by checking and comparing lender products and pricing from one of the largest wholesale and correspondent lender databases in the country, locking the rate and sending the loan application file to a number of lenders electronically through an advanced loan origination software system. LION also provides this complete software package to large originator companies under a private label license allowing them to customize their own services under their own brand.

         In LION's business model, there are four distinct revenue categories from its mortgage broker/originator and lender customers. The categories are membership, marketing, technology and software.

         MEMBERSHIP FEES are generated from LION's subscription-based products and services. They are LION Pro, Mortgage 101 Toolsets and Free Mortgage Dot Com.

         LION PRO, used by over 6,700 mortgage brokers nationwide, consists of LION Loan Search, LoanLink, News Now and Ratesheets on Demand. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily in 77 regions in the country. There are over 126 participating lenders and over 100,000 regionalized wholesale and correspondent loan programs in the loan search database. The LoanLink feature is a subprime loan exchange platform where originators can submit hard to place loans to participating lenders. The News Now feature of LION Pro allows originators to make informed decisions with high-value content and market data featuring mortgage backed securities, real time market information, financial market analysis, economic indicators, business/service directories and calendars. Finally, the Ratesheets on Demand service allows members to view ratesheets online from all participating lenders and transmit them by either fax or email.

         MORTGAGE 101 TOOLSETS educates consumers about the mortgage process and connects them to a large network of local originators that can provide a competitive loan product. The website consists of hundreds of mortgage information pages, home buying articles, economic and market data, prequalification tools, interactive calculators, and live interest rates from local mortgage lenders. Mortgage 101 also has a Spanish translation site located at Hipoteca101.com.

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

         SOFTWARE FEES, in conjunction with the Company's alliance with ABC Virtual, are generated from the sale of the ECLoanPro(R) loan origination and processing system. This software system offers a revolutionary straight-through processing software system that leverages the Internet and wireless devices to allow origination teams to easily prospect and process mortgage loans. With this product, originators are empowered to access and share files with others anytime, anywhere, without having to re-key data, and without traditional hardware and software expenses.


PRODUCTS AND SERVICES INITIATIVES FOR 2003

         LION's current subscription based business model performs well in a competitive market with higher interest rates. This more competitive market forces mortgage brokers to compete aggressively for loan volume. They use LION's products and services as creative ways to attract and capture more customers. This model however, does not effectively capture larger revenue opportunities for LION when loan volumes increase during low interest rate cycles. LION is in the process of developing and refining a new performance/transaction based business model that will accelerate the Company's growth potential. LION's new model will be a blend between both the subscription based and performance/transaction based models.

         MORTGAGE 101.COM. To leverage its growing market share in online consumer mortgage education, LION is working on improving the technology that matches consumers and local originators together. The goals of the new technology will be to improve the satisfaction level of the consumer, improve the quality of the borrower profile generated for the local originator, and introduce the new performance/transaction based business model for the Company. During the third quarter of 2003, the Company released new technology that improves the routing of leads to originators. The new lead generation system, recently converted to Microsoft .NET technology, matches consumers with up to four originators who participate in the Mortgage 101 advertising program. The Company will continue to introduce changes and improvements throughout the fourth quarter and 2004.

         PRODUCTIVITY TOOLS FOR BROKERS. The Company has developed and continues to refine an office-based version of its LION Pro product. This product, LION Pro Corporate, offers productivity software for multi-user larger customers. The product includes a private database that features a comprehensive searchable database of each broker company's specific group of lenders. It also features new loan program search parameters, management tools and an advanced version of the News Now content. This improved high-value content and market data section features real time market information, financial market analysis, economic indicators combined with the broker company's current business/service directories and calendars. Since its launch in the second quarter of this year, twenty seven companies have selected this product.

         In late third quarter, the Company released its new LION Pro product for individual originators. The product provides many of the same features introduced to the LION Pro Corporate users. During the fourth quarter, the Company will continue to refine the new LION Pro individual product and convert the old LION Pro users to this new technology.

SUMMARIZED RESULTS OF OPERATION

                                             Three Months Ended                    Nine Months Ended
                                                September 30,                        September 30,
                                     ------------------------------------ ------------------------------------
                                           2003              2002               2003               2002
                                     ----------------- ------------------ -----------------  -----------------
     Revenues                        $    1,869,702    $    1,628,238     $    5,487,396     $    4,745,514
     Operating expenses                   1,750,284         1,470,312          5,073,618          4,599,216
                                     ----------------- ------------------ -----------------  -----------------
         Operating income                   119,418           157,926            413,778            146,298
     Other expense - net                     (4,063)          (42,465)           (11,942)          (396,567)
                                     ----------------- ------------------ -----------------  -----------------
         Net income (loss)           $      115,355    $      115,461     $      401,836     $     (250,269)
                                     ================= ================== =================  =================

         For the third quarter of 2003, revenue was $1.87 million, up 15% from $1.63 million for the third quarter of 2002. Net income for both the third quarter of 2003 and the comparable quarter in the prior year was $115,000.

         For nine-month period ended September 30, 2003, revenue increased to $5.49 million, up 16% from $4.75 million for the same period in the prior year. Net income for the nine-month period in 2003 was approximately $402,000 compared to a net loss of approximately $250,000 for the same period in the prior year. The net loss for the prior year included $647,000 of settlement charges and legal fees related to litigation that was settled in July 2002.

         Growth in revenues came primarily from our broker customers who comprised 90% of all revenues in the third quarter and 87% year to date with the remainder coming from our lender customers. Most of the growth came from the Company's membership segment, primarily LION Pro and Mortgage 101 Toolsets, and its marketing segment, primarily lead generation for our broker and lender customers, besides contributions also coming from its software segment. The technology segment remained consistent with the prior year periods.

         Towards the end of 2002, the Company began ramping up its resources in order to support on-going and new initiatives along with supporting its alliance partnerships. Cost increases during the first nine months of 2003 compared to the same period in the prior year came primarily from expanding and supporting the Company's large database of wholesale and correspondent loan programs, increases in our commissioned broker sales force and related customer support group, increases in marketing and advertising costs, and continued efforts in on-going initiatives.

         The Company intends to continue to invest in its industry-leading LION Pro product and take more advantage of its potential lead generating traffic in the consumer-facing Mortgage 101 portal. As a result, it is quite possible that profitability will decrease in the fourth quarter compared to the first three quarters of the year. This investment and effort is a planned strategy to achieve long term revenue growth and improve profitability for 2004 and beyond.

DETAILED RESULTS OF OPERATIONS

REVENUES

                                        Three Months Ended                     Nine Months Ended
                                           September 30,                         September 30,
                                ------------------------------------  ------------------------------------
                                      2003               2002               2003              2002
                                ------------------ -----------------  ----------------- ------------------
     REVENUES BY CATEGORY:
        Membership fees          $      840,716     $     735,230      $    2,400,614    $     2,227,023
        Marketing fees                  724,662           609,068           2,168,078          1,700,395
        Technology fees                 269,932           278,613             790,862            809,571
        Software fees                    29,802                 -             116,867
        Other fees                        4,590             5,327              10,975              8,525
                                ------------------ -----------------  ----------------- ------------------

           Total revenues        $     1,869,702    $   1,628,238      $    5,487,396    $     4,745,514
                                ================== =================  ================= ==================


NINE MONTHS ENDED SEPTEMBER 30, 2003:

         Revenues increased to $5,487,396 from $4,745,514 for the nine months ended September 30, 2003 and 2002, respectively. This represents an increase of $741,882 or 16%. Total revenues of $5,487,396 for the nine months ended September 30, 2003 were comprised of mortgage broker fees of $4,801,669 or 87% and lender fees of $685,727 or 13%. Total revenues of $4,745,514 for the nine months ended September 30, 2002 were comprised of mortgage broker fees of $3,967,471 or 84% and lender fees of $778,043 or 16%.

         Fees from mortgage brokers increased to $4,801,669 from $3,967,471 for the nine months ended September 30, 2003 and 2002, respectively. This represents an increase of $834,198 or 21%. The increase was due primarily to growth in membership fees (LION Pro - Loan Search, Mortgage 101 Toolsets, and Free Dot
Com) totaling $173,592, marketing fees (lead generation and advertising) totaling $476,182, technology fees (website development and hosting) totaling $65,105, software fees (ECLoanPro loan origination software setup and related fees) totaling $116,867 and other revenues totaling $2,452.

         Fees from lenders decreased to $685,727 from $778,043 for the nine months ended September 30, 2003 and 2002, respectively. The decrease was due primarily to a decrease in technology fees (website development and hosting) totaling $83,817 and marketing fees (primarily lender ad banners) totaling $8,499.

THREE MONTHS ENDED SEPTEMBER 30, 2003:

         Revenues increased to $1,869,702 from $1,628,238 for the three months ended September 30, 2003 and 2002, respectively. This represents an increase of $241,464 or 15%. Total revenues of $1,869,702 for the three months ended September 30, 2003 were comprised of mortgage broker fees of $1,679,812 or 90% and lender fees of $189,890 or 10%. Total revenues of $1,628,238 for the three months ended September 30, 2002 were comprised of mortgage broker fees of $1,345,083 or 83% and lender fees of $283,155 or 17%.

         Fees from mortgage brokers increased to $1,679,812 from $1,345,083 for the three months ended June 30, 2003 and 2002, respectively. This represents an increase of $334,729 or 25%. The increase was due primarily to growth in membership fees (LION Pro - Loan Search, Mortgage 101 Toolsets, and Free Dot
Com) totaling $105,486, marketing fees (lead generation and advertising) totaling $153,206, technology fees (website development and hosting) totaling $46,972 and software fees (ECLoanPro loan origination software setup and related fees) totaling $29,802, which were offset by other revenues totaling $737.

         Fees from lenders decreased to $189,890 from $283,155 for the three months ended September 30, 2003 and 2002, respectively. This represents a decrease of $93,265 or 33%. The decrease was due primarily to a decrease in marketing fees (lead generation and advertising) totaling $37,613 and technology fees (website development and hosting) totaling $55,652.


DIRECT COSTS

NINE MONTHS ENDED SEPTEMBER 30, 2003:

         Direct costs are comprised primarily of web site fulfillment, technology infrastructure support, project and product management, quality control, and salaries related to the daily updates to rates, fees, and other loan program information in the mortgage lender database. Direct costs increased to $1,054,634 from $749,362 for the nine months ended September 30, 2003 and 2002, respectively. This represents an increase of $305,272 or 41%. Direct costs as a percentage of revenues increased to 19% from 16% for the nine months ended September 30, 2003 and 2002, respectively. The increase in expense is due to (i) database support functions as LION continues to expand its database of wholesale and correspondent loan programs, (ii) additional resources to support the development of broker websites and (iii) expanded telecommunications infrastructure to support new services and increased volumes through the Company's consumer and business facing web portals.

THREE MONTHS ENDED SEPTEMBER 30, 2003:

         Direct costs increased to $400,697 from $293,392 for the three months ended September 30, 2003 and 2002, respectively. This represents an increase of $107,305 or 37%. Direct costs as a percentage of revenues increased to 21% from 18% for the three months ended September 30, 2003 and 2002, respectively. The increase in expense is due to (i) database support functions as LION continues to expand its database of wholesale and correspondent loan programs, (ii) additional resources to support the development of broker websites and (iii) expanded telecommunications infrastructure to support new services and increased volumes through the Company's consumer and business facing web portals.


SELLING AND MARKETING

NINE MONTHS ENDED SEPTEMBER 30, 2003:

         Selling and marketing expenses are comprised of marketing and advertising costs, sales salaries and related support costs. Selling and marketing expenses increased to $1,724,543 from $1,369,976 for the nine months ended September 30, 2003 and 2002, respectively. This represents an increase of $354,567 or 26%.

These expenses as a percentage of revenues increased to 31% from 29% for the nine month periods ended September 30, 2003 and 2002. The increase is due to growth in the commissioned broker sales force, customer support costs, advertising, trade show participation, and telephone costs.

THREE MONTHS ENDED SEPTEMBER 30, 2003:

         Selling and marketing expenses increased to $564,463 from $452,907 for the three months ended September 30, 2003 and 2002, respectively. This represents an increase of $111,556 or 25%. These expenses as a percentage of revenues increased to 30% from 28% for the three month periods ended September 30, 2003 and 2002, respectively. The increase is due to growth in the commissioned broker sales force, customer support costs, advertising, and trade show participation.


GENERAL AND ADMINISTRATIVE

NINE MONTHS ENDED SEPTEMBER 30, 2003:

         General and administrative expenses are comprised of management and administrative salaries and related costs, legal and audit fees, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses decreased to $1,707,804 from $1,878,030 for the nine months ended September 30, 2003 and 2002, respectively. This represents a decrease of $170,226 or 9%. General and administrative expenses as a percentage of revenues were 31% and 40% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in costs was due primarily to an improvement in the bad debt experience and lower legal fees. The overall decrease was offset by additional telecommunications and other administrative support expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2003:

         General and administrative expenses increased to $602,752 from $536,048 for the three months ended September 30, 2003 and 2002, respectively. This represents an increase of $66,704 or 12%. General and administrative expenses as a percentage of revenues were 32% and 33% for the three months ended September 30, 2003 and 2002, respectively. The overall increase in costs was due primarily to additional administrative support expenses offset by an improvement in the bad debt experience.


RESEARCH AND DEVELOPMENT

NINE MONTHS ENDED SEPTEMBER 30, 2003:

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses decreased to $235,964 from $238,520 for the nine months ended September 30, 2003 and 2002, respectively. This represents a decrease of $2,556 or 1%. Research and development expenses as a percentage of revenues were 4% and 5% for the nine month periods ended September 30, 2003 and 2002, respectively. The Company continues to focus on various key initiatives including but not limited to the enhancement of core online services for brokers and the conversion of consumer traffic into higher-value lead generation.

THREE MONTHS ENDED SEPTEMBER 30, 2003:

         Research and development expenses decreased to $57,435 from $67,321 for the three months ended September 30, 2003 and 2002, respectively. This represents a decrease of $9,886 or 15%. Research and development expenses as a percentage of revenues were 3% and 4% for the three month periods ended September 30, 2003 and 2002, respectively. The Company continues to focus on various key initiatives including but not limited to the enhancement of core online services for brokers and the conversion of consumer traffic into higher-value lead generation.


DEPRECIATION AND AMORTIZATION

NINE MONTHS ENDED SEPTEMBER 30, 2003:

         Depreciation and amortization expense decreased to $350,673 from $363,328 for the nine months ended September 30, 2003 and 2002, respectively. This represents a decrease of $12,655 or 3%. The decrease is due to equipment, computers and software which became fully depreciated at the beginning of 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2003:

         Depreciation and amortization expense increased to $124,937 from $120,644 for the three months ended September 30, 2003 and 2002, respectively. This represents an increase of $4,293 or 4%. The increase is due to additional depreciation related to the purchase of equipment, computers and software along with the addition of internally developed software.


INTEREST EXPENSE

NINE MONTHS ENDED SEPTEMBER 30, 2003:

         Interest expense increased to $13,965 from $8,677 for the nine months ended September 30, 2003 and 2002, respectively. The increase in interest expense is primarily due to an increase in capitalized lease financing on computer hardware, software, and furniture.

THREE MONTHS ENDED SEPTEMBER 30, 2003:

         Interest expense increased to $4,987 from $2,599 for the three months ended September 30, 2003 and 2002, respectively. The increase in interest expense is primarily due to an increase in capitalized lease financing on computer hardware, software, and furniture.


OTHER EXPENSE

         Other expense of $390,000 for the nine month period ended September 30, 2002 is comprised of $340,000 related to litigation that was settled in July 2002 and a $50,000 settlement related to past software licensing infringements and penalties. Other expense for the three month period ended September 30, 2003 totaling $40,000 relates to the settlement of past software licensing infringements and penalties.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 2003, the Company primarily funded its activities through operations and equipment lease financing. At September 30, 2003, we had approximately $911,000 in cash and cash equivalents.

                                                   Nine months ended
                                                     September 30,
                                         --------------------------------------
                                               2003               2002
                                         ----------------- --------------------
      NET CASH PROVIDED BY (USED IN)
      Operating activities                   $ 852,779          $   320,564
      Investing activities                    (306,757)            (407,095)
      Financing activities                     (39,387)             (46,585)
                                         ----------------- --------------------
      Net increase (decrease)                $ 506,635          $  (133,116)
                                         ================= ====================

OPERATING ACTIVITIES

         During the first nine months of 2003, operating activities provided net cash of $852,779 compared to $320,564 for the same period in 2002. The net cash provided by operating activities for 2003 was primarily attributable to (i) revenue growth, primarily from our mortgage broker customers, (ii) improved bad debt experience, and (iii) a reduction in legal fees. The increase was offset by additional (i) database support costs related to increased wholesale and correspondent loan programs, (ii) telecommunications infrastructure costs to support new services and increased volumes through the Company's consumer and business web portals, (iii) resources to support the development of broker websites and (iv) growth in the commissioned broker sales force and related customer support costs.

         The net cash provided in operating activities for the nine months ended September 30, 2002 was primarily attributable to (i) revenue growth, primarily from our mortgage broker customers, (ii) improved bad debt experience, (iii) a reduction in occupancy costs and other related costs due to moving the company headquarters to a smaller, more efficient location in Seattle, and (iv) a reduction in telephone costs due to beneficial contract changes. The increase was offset by the funding of legal expenses and a judgment related to litigation that was settled in July of 2002.

INVESTING ACTIVITIES

         During the first nine months of 2003, we used net cash of $306,757 for our investing activities which was primarily for (i) the capitalized portion of software development costs related to the enhancement of core online services for brokers and the conversion of consumer traffic into higher-value lead generation and (ii) upgrades to computer hardware and software.

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

FINANCING ACTIVITIES

         During the first nine months of 2003, the net use of cash for financing activities was $39,387. Cash used was primarily related to notes payable and capitalized lease obligations on the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades.

         During the nine months ended September 30, 2002, the net use of cash for financing activities was $46,585. Cash used was primarily related to notes payable on the acquisition of application and database software for the Company's data center.

2003 PLANS

         The Company is continuing to implement its business plan which includes enhancing core products and services through internal research and development projects and strategic alliances. In addition, the Company is in the process of moving to a blend of its existing subscription based business model combined with a performance/transaction based model which will allow the Company to take advantage of cyclical swings in mortgage loan volumes. To facilitate the operational success of our plans for 2003 and into 2004, the Company expects to make greater investments in marketing, personnel, and professional services. This will also include enhancements to the Company's technological infrastructure that delivers the Company's products and services. It is management's belief that working capital from operations along with capital lease financing will be adequate to fund the Company's initiatives, integrate with its strategic alliance partners, and enhance core business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         LION's financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for LION include revenue recognition, goodwill, accounting for internally-developed software, accounting for research and development costs, and accounting for income taxes.

REVENUE RECOGNITION

         Subscription and service fees related to the Company's membership, marketing, technology and software revenue categories are recognized as revenue over the respective subscription periods or at the time the services are provided. Deferred revenue is recorded on prepaid subscriptions for periods ranging from 3 to 12 months and on advance billings for the subsequent months' subscriptions and services provided. Large web development contracts expected to span greater than 30 days are recognized over the production period, which approximates the percentage of completion method of revenue recognition.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends Statement of Financial Accounting Standards 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and establishes three alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosure about the effects on reported net income and requires disclosure of these effects in interim financial reporting. See "NOTE 3" to the financial statements regarding the Company's adoption of the fair value recognition provision of SFAS 123 pursuant to SFAS 148.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND Equity. SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar year companies). The effect of adopting SFAS 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. The Company believes the adoption of SFAS 150 will have no impact on its financial statements.

BUSINESS RISKS

         This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this Report, and in the other documents we file with the SEC. These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

WE HAVE A LIMITED HISTORY OF PROFITS AND OUR FUTURE PROFITABILITY REMAINS UNCERTAIN. IN ADDITION, FINANCIAL RESULTS FOR ANY PARTICULAR PERIOD WILL NOT PREDICT RESULTS FOR FUTURE PERIODS.

         We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $6.4 million from $6.0 million for 2002 and 2001, respectively. Revenues for the first nine months of 2003 were $5.5 million and appear on track to easily exceed the 2002 results. While we did achieve profitability for 2001 totaling $42,000, we sustained a loss in 2002 totaling $109,000. The Company has once again achieved profitability during the first, second and third quarters of 2003 totaling $156,000, $131,000 and $115,000, respectively. It's quite possible that profitability during the fourth quarter of 2003 will decrease due to the Company's planned investments in improving its existing products and services and efforts to improve its competitive edge over its competitors. These planned investments are designed to accelerate revenue growth and improve profitability in 2004 and beyond.

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

         While the Company did grow its cash reserves during the first and second quarters of 2002, we had to pay out $340,000 in early July 2002 related to a settlement in a lawsuit. During the fourth quarter of 2002 and again in the first nine months of 2003, we were able to increase our cash reserves while continuing to fund our initiatives and integration with strategic alliances. We will continue to grow our cash reserves and fund the development and implementation of our plans through operations, but additional resources are needed to grow at our desired pace. If we are unable to obtain adequate capital financing through equity or other financings, we may not be able to successfully implement our short-term or long-term plans for expansion and marketing or to meet our working capital requirements.


WE ARE SUBSTANTIALLY DEPENDENT ON MORTGAGE BROKERS AND THE MORTGAGE BROKER INDUSTRY.

         LION's most critical customer continues to be the mortgage broker. Mortgage broker fees comprised of memberships, website services, lead generation and ad banners were 84% of our total revenues during the first nine months of 2003. Customer agreements are short-term and renewable. There can be no assurance that these subscribers will continue to participate in the LION marketplace, or that we will be able to attract new mortgage brokers at rates sufficient to maintain a stable or growing revenue base. We cannot assure you that the market for our products and services will continue to develop as expected. If the mortgage broker market develops more slowly than expected or becomes saturated with competitors, or if our products and services do not continue to achieve market acceptance, our business operating results and financial condition may be materially adversely affected.

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

         The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2002, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $.03 to $.10 per share and from January to early November 2003 ranged from $.04 to $.33 per share. The sale price of our common stock closed at $.16 per share on November 7, 2003. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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


VOLUME OF SHARES ELIGIBLE FOR SALE COULD IMPAIR OUR STOCK.

         As of September 30, 2003, virtually all of the 31,717,978 outstanding shares of common stock held by existing shareholders were currently eligible for resale in the open market, subject in certain cases to the volume and other conditions of Rule 144. There are no contractual restrictions on the resale of the outstanding common stock. The sale in the public market of these shares of common stock, or the perception that these sales may occur, may depress prevailing market prices of the common stock.

OUTSTANDING OPTIONS AND WARRANTS, WHEN EXERCISED, WILL FURTHER DILUTE COMMON SHAREHOLDERS AND COULD HINDER FUTURE FINANCING EFFORTS.

         As of September 30, 2003, there were outstanding stock options to purchase an aggregate of 5,683,900 shares of common stock at exercise prices ranging from $.04 to $1.93 per share, and warrants to purchase 1,166,667 shares of common stock at an exercise price of $.40 per share. Employee options are subject to a restriction whereby option holders have agreed to not sell or otherwise transfer or dispose of shares of the common stock issued upon exercise of options in an amount which shall exceed 250,000 shares during any three-month period. The exercise of these outstanding options and warrants will dilute the percentage ownership of common stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for the common stock. Furthermore, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of these outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.


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

(a)    Exhibits to Part II:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)    Reports on Form 8-K

       (1) Report on Form 8-K dated July 30, 2003 furnished under Item 12 (Results of Operations and Financial Condition) covering the Company's second quarter 2003 financial results.

       (2) Report on Form 8-K dated October 28, 2003 furnished under Item 12 (Results of Operations and Financial Condition) covering the Company's third quarter 2003 financial results.


                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LION, INC.
                                  (Registrant)

         Date: November 14, 2003                  By:    /s/ DAVID STEDMAN
                                                         -----------------
                                                         David Stedman
                                                         President and
                                                         Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002