Form 10KSB
period 2003-12-31
LION INC/WA
filed 2004-03-30
CIK 941179

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB. [X]

         State issuer's revenues for its most recent fiscal year $8,134,088

         The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 12, 2004 was approximately $11,042,475 based on the closing price for shares of the Company's common stock as reported by the OTC Bulletin Board for that date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

         On March 12, 2004, approximately 31,860,344 shares of the Company's common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         No documents are incorporated by reference.

         Transitional Small Business Disclosure Format (check one):
            Yes [ ]    No [X]

                                   LION, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                      INDEX


                                                                            Page
PART I
ITEM 1.      Description of Business                                           1
ITEM 2.      Description of Property                                           8
ITEM 3.      Legal Proceedings                                                 8
ITEM 4.      Submission of Matters To a Vote of Security Holders               9

PART II
ITEM 5.      Market for Common Equity and Related Stockholder Matters          9
ITEM 6.      Management's Discussion and Analysis                             10
ITEM 7.      Financial Statements                                             23
ITEM 8.      Changes In and Disagreements With Accountants on                 46
             Accounting and Financial Disclosure
ITEM 8A      Controls and Procedures                                          46

PART III
ITEM 9.      Directors and Executive Officers of the Registrant               47
ITEM 10.     Executive Compensation                                           53
ITEM 11.     Security Ownership of Certain Beneficial Owners and              56
             Management and Related Stockholder Matters
ITEM 12.     Certain Relationships and Related Transactions                   58
ITEM 13.     Exhibits and Reports On Form 8-K                                 59
ITEM 14.     Principal Accountant Fees and Services                           61
             Signatures                                                       62

                                     PART I


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In addition to historical information, the discussion of our business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled "Competition," "Proprietary Rights," and "Management's Discussion and Analysis." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. LION, Inc. undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-QSB to be filed during 2004.


ITEM 1.    DESCRIPTION OF BUSINESS

         LION, Inc. ("LION" or the "Company"), a Washington corporation, has been a provider of advanced business solutions that streamline the mortgage fulfillment process for the mortgage industry since 1995. Until December 2000, we operated under the name Plenum Communications, Inc. and conducted business through our wholly-owned subsidiary, LionInc.com. Effective January 1, 2001, LionInc.com was merged into LION. Our common stock trades on the OTC Bulletin Board under the symbol "LINN."

         On December 8, 2003, we purchased certain assets of Ignition Mortgage Technology Solutions, Inc. ("Ignition"), a wholly-owned subsidiary of the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Under the terms of the agreement, LION acquired product lines that included LockPoint Xtra(R), an electronic rate lock system for secondary market application that provides real-time feature-adjusted loan-by-loan price quotes, and enables conduits to take direct electronic rate locks from correspondent, wholesale and retail lenders, and Pipeline Tools, which manages interest rate and loan pool fall out risk; certain customer, vendor, consulting, software and maintenance agreements related to Ignition's business; leased operations facilities located in Gig Harbor, Washington and Sausalito, California; intellectual property held or used in connection with Ignition's business, including copyrights, domain names, patent applications, and trademarks (but excluding Freddie Mac trademarks and other intellectual property and temporarily excluding certain Ignition trademarks); and certain tangible personal property, prepaid expenses and accounts receivable. Ignition will be LION's mortgage technology division.

         Combining the product lines of LION and Ignition, together with technology, infrastructure and personnel, will allow LION to serve broad segments of the mortgage industry. From consumer leads to loans to capital markets, LION will extend consistent, seamless mortgage business solutions to consumers, realtors, mortgage originators and lenders on a single integrated technology platform.

         LION maintains executive offices at 4700-42nd Ave. SW, Suite 430, Seattle Washington 98116. Our telephone number is 206-577-1440. We maintain a website at www.lioninc.com. We make available free of charge through our website our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These reports are also available from the SEC web site at www.sec.gov. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

INDUSTRY INFORMATION

         Loan origination volumes in the residential mortgage industry in the U.S. in 2003 were approximately $3.7 trillion and are expected to fall to approximately $1.75 to $2 trillion in 2004. The $3.7 trillion in 2003 represented about 24.5 million loans, 7.8 million of which were new purchase money mortgages. The $1.75 to $2 trillion in 2004 is expected to be generated through the origination of approximately 11.7 million loans, 7.7 million of which are expected to be new purchase money mortgages. Mortgage rates continue to stay at historically low levels, but they are expected to move up modestly before the year is out. The products and services that we deliver to our constituency are all the more valuable in an environment of greater competition.

         Approximately 60 percent of consumers search for loan programs and rates online and online originations as a percent of all originations are expected to grow each year. By 2006, loan originations utilizing the Internet could approach one-third of all originations. Use of the Internet in the mortgage industry is expected to reduce both processing time and average cost per transaction.

CUSTOMERS, PRODUCTS AND SERVICES

         During 2004, LION will be assessing and integrating the product lines of LION and Ignition so that it can better serve broader segments of the mortgage industry. As various phases of the product integration are completed, we will begin talking about our products and services differently. From consumer leads to loans to capital markets, LION will extend consistent, seamless mortgage business solutions to consumers, realtors, mortgage originators and lenders on a single integrated technology platform. Currently, the stand alone products include LION Pro, Mortgage 101, Retail Web Sites, LockPoint Xtra(R), and Pipeline Tools.

         LION PRO, used by over 7,700 mortgage brokers nationwide, consists of LION Loan Search, LoanLink, News Now and Ratesheets on Demand. It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily in 77 regions in the country. There are over 126 participating lenders and nearly 122,000 regionalized loan programs in the loan search database. The LoanLink feature is a subprime loan exchange platform where originators can submit hard to place loans to participating lenders. The News Now feature allows originators to make informed decisions with high-value market data that empowers a better understanding of changes and forces in the mortgage market; featuring mortgage backed securities, near real time market information, financial market analysis, economic indicators, business/service directories and calendars. Finally, the Ratesheets on Demand service allows members to access one of the largest aggregation of current mortgage ratesheets from one site and download or fax them anywhere, anytime. Revenues from the LION Pro product line are generated from mortgage brokers and originators subscribing to the service, origination teams private-labeling this service for their own companies, and from participating lenders.

         MORTGAGE 101 is an interactive service provided through LION's www.mortgage101.com consumer portal which connects potential mortgage applicants with a network of mortgage lenders who offer mortgage programs, rates, and services. Mortgage 101 also provides education to home buyers and owners through informative articles, interactive calculators and real-time rate comparison technology. This product is one of the leading sources of leads for real estate financing by mortgage originators and is a preferred platform for them to market to their customers. Through the Mortgage 101 brand, LION has grown its co-branded real estate sites to approximately 35,000 which consist of realtors, real estate offices, relocation sites, associations, and city portals. Traffic from these branded and co-branded sites along with search engine activity averages over 500,000 unique visitors each month to this consumer portal. Revenues are generated from mortgage brokers or originators who participate in the pay-per-lead program or advertise through the Mortgage 101 site.

         RETAIL WEB SITES are offered to mortgage companies and individual originators to help educate consumers about mortgages, market their services to borrowers, generate more business, efficiently connect with service providers, and better serve their borrowers. This product is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations. Both template and custom design solutions deliver a combination of standard and custom content to over 2,600 web sites and over 4,000 user accounts. LION's Retail Web Site products feature:

o Vast library of unbiased articles and calculators to deliver valuable information to users.
o Secure online 1003 application and other forms to generate leads for customers.
o Rate management system that feeds programs and rates from the LION Pro database of wholesale lenders to give consumers a range of quality loan programs and prices to choose from.
o Lead management interface to respond in a timely manner to potential borrowers and transfer data to loan processing software.
o Web management interface to manage the content and brand of customer's web site.

Revenues are generated from web site set up and monthly hosting fees along with related functionality tools.

         LOCKPOINT XTRA(R) ("LPX") is a Point-of-Sale and back office suite of products that provide rate distribution, float registration, real-time risk-based pricing and rate locking capabilities in a customer's website, loan center or call center environment. The LockPoint Xtra(R) service is provided to lenders, investors and conduits that are LION licensees and gives them the ability to maintain their product and pricing rules and expressions, and to publish risk-based lockable loan prices to their customer base via LPX client applications. Key features and advantages include:

o Real-time lock-in, registration, confirmation, re-lock and re-price capability.
o Handling of individual, flow, bulk, block and/or Assignment of Trade ("AOT") transactions.
o    Online pipeline status and tracking information.
o Extensible Markup Language ("XML") Toolkit providing integration to the Customer's Loan Origination System ("LOS").
o Call Center functionality with rate sheet selection and pricing adjustment ability.

o LPX Maintenance Center ("LPX MC") tool for user and loan product set-up and administration.

Revenues are generated from initial implementation fees, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

         PIPELINE TOOLS ("PT") is a complete risk management and pipeline tracking system. PT gives customers the tools necessary to manage interest rate risk as well as fallout risk. PT tracks and examines current loan inventory, which allows lenders to extrapolate and manipulate data to make more informed trading decisions. Typical users of PT include secondary marketing executives, traders, risk managers, price desks, and shipping managers. Key features and advantages include:

Pipeline Tracking and Reporting:

o    Extensive mark-to-market and net position reporting.
o    Historical analysis and peer group benchmarking.
o    Commitment tracking and fallout analysis.
o    FAS 133 reporting for loans in warehouse.

Intraday Feature List

o    Access to real-time market movement.
o    Current market position and P&L display reporting.
o    Calculated aggregated risk effect of base index changes.

Hedging and Risk Management

o    Hedge ratio computation.
o    Flexible hedge strategies.
o    Loan-level as well as trade-level mark to market pricing.
o    Loan and trade-level risk measures and statistics calculations.

Trade Manager

o    Support of whole loan, MBS, note and bond futures and option trades.
o Support for open buy and sell, pair off roll/swap, allocation and cross-hedge transactions.
o    Trade log history for transaction audits.
o    Comprehensive trade management reporting.

Revenues are generated from initial implementation fees, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

         For a greater in-depth analysis of how the Company will integrate the two suites of products of LION and Ignition, see "2004 Plans" in the Financial Condition section of Management's Discussion and Analysis.

SALES AND MARKETING

         Our principal customer base consists of mortgage brokers, lenders (wholesale, retail and correspondent), and industry affiliates. Our sales and marketing efforts are as follows:

         SALES FORCE. We maintain a professional sales force compensated on a commission basis. The sales force makes telephone solicitations, handles inbound phone inquiries and contacts brokers who register for our service. For our larger mortgage company or lender customers, we make formal on-site presentations at the customer's place of business along with formal presentations using multimedia technology over the Internet.

         TRADE SHOWS. We attend tradeshows sponsored by state and national mortgage broker associations. In addition, due to the purchase of assets of Ignition Mortgage Technology Solutions, we will further participate in trade shows predominately attended by lenders, industry affiliates and technology companies. At many of these shows, we participate as speakers and exhibitors.

         PRESS RELEASES AND OTHER PRESS COVERAGE. We issue press releases on product launches, new product releases, acquiring new customers, and achievement of certain milestones. We also have been the subject of published reviews of mortgage technology products, quoted in trade journals and been the subject of articles written about the Company.

         SPEAKING ENGAGEMENTS. Representatives of the Company from time to time speak at other industry functions not connected to trade shows. As we have become increasingly known for our Internet expertise, the significance of these engagements has grown.

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

RESEARCH AND DEVELOPMENT

         We develop our own proprietary software for providing products and services to our customers. These efforts are funded primarily through operations. Research and development expense was approximately $384,000 and $318,000 for 2003 and 2002, respectively.

COMPETITION

         The market for Internet-based products and services is still intensely competitive, rapidly evolving, and subject to rapid technological change. We expect competition to intensify and increase in the future. Depending on the market niche, technological barriers to entry can be relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. We expect to face competition from various e-commerce businesses and other companies targeting both consumers and businesses, whether or not they focus on our business model.

         We believe participation from a significant majority of lenders is necessary to make a quality product. This creates a difficult barrier to entry for new competitors and requires significant ramp-up times to make a competitive product successful. Nevertheless, our competitors may include companies with longer operating histories, greater market presence and name recognition, and with larger customer bases and greater financial, technical and marketing resources than we have. These companies could be strong competitors if they decided to develop a focused business effort in our Internet space. Furthermore, to the extent that our products achieve market acceptance, competitors can be expected to offer competitive products or embark on pricing strategies, which, if successful, could have a material adverse effect on the results of our operations and financial condition.

         The consumer mortgage arena is intensely competitive. Well capitalized companies spend millions of dollars marketing to the consumer to achieve brand awareness. Consumers search the Internet looking for information and will commonly shop two to three companies before making a decision. Also, consumers prefer to "shop globally and buy locally." Our network of consumer sites delivers value to consumers on both issues. As an unbiased source of rate and fee information provided by local brokers, our network of consumer sites has become a leading mortgage portal destination when measured by reported consumer traffic.

         We are also aware of competition in the broker home page development market. The market is comprised of a few strong competitors. In addition, several industry affiliates, such as the Loan Origination Software Providers, have entered the market. The market also consists of small, local web companies who provide services for a wide range of industries. These small, local web companies do not have the technology necessary to provide mortgage brokers current technology specific to the mortgage industry. We provide them the licensed technology allowing the developer to facilitate the local relationship. The industry affiliates who have entered the market view their broker home page development as an ancillary product. We currently host over 2,600 web sites. This places us as one of the top providers of Internet sites for mortgage brokers and retail originators. We have the ability to deliver competitive technology and aggressive advertising campaigns. In addition, the broker home page product benefits from the market share resulting from our product and service offerings.

         With the acquisition of the assets of Ignition, the field of competitors has been expanded. The LockPoint Xtra(R) product is a pricing tool that competes with vendors providing sophisticated lender pricing solutions. LockPoint Xtra(R) provides hosted pricing capabilities coupled with loan application capture interfaces. It is differentiated from competitive products by integration of pricing interfaces with its central price engine. Pipeline Tools provides risk management and a pipeline tracking system. The technology is coupled with hosted services and does not offer a licensed software version. Several direct competitors offer hosted or licensed pipeline risk management technology. The market for licensed technology is comprised of large vendors that have staff familiar with the complexities of setting conversion parameters and risk assessment algorithms. Several competitors have an internal unit offering trade management comparable to the arrangement we have with a reseller of the Pipeline Tools products.

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

GOVERNMENT REGULATION

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. There can be no assurance that the enactment of laws affecting telecommunications will not decrease the growth of the Internet, which in turn could decrease the demand for our products and services, increase the cost of doing business, or otherwise have an adverse effect on our business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is developing. We cannot predict the impact, if any, that future regulation or regulatory changes might have on our business.

PROPRIETARY RIGHTS

         We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have a variety of registered Internet domain names. We currently have a pending federal trademark on Mortgage ATM and federally registered trademarks on LockPoint Xtra(R), Lockpoint(R), Loan Officer Plus(R) and Ratesheet Plus(R). We are not the owner or assignee of any domestic or foreign patents but currently have two pending patents; "System and Method for Matching Consumers with Real Estate Loan Products On-Line" and "User Interface for On-line Real Estate Service." There are no other trademark or service mark applications or patent applications pending. We cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements with our customers will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

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

EMPLOYEES

         At December 31, 2003, we had 136 employees of which 127 were full-time. There are 19 commissioned marketing associates. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled technical engineers involved in new product development. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, customer service and administrative organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe relations with our employees are good.


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

         Due to the acquisition of most of the assets of Ignition Mortgage Technology Solutions, LION was assigned two leases for office space. One is located in Sausalito, California totaling approximately 13,517 square feet the term of which expires October 14, 2004. The other is a lease in Gig Harbor, Washington totaling 13,376 square feet the term of which expires October 1, 2004. Both spaces are for computer information services and related business use. The Company is currently negotiating with the respective landlords for continued use of the space. Management foresees no problems in extending or modifying the leases or finding alternative space.

         All leases are operating leases. We believe that our current facilities are adequate and suitable for their current use, and that additional facilities will be available, when needed, upon commercially reasonable terms. We also believe that all of the leased space and all property maintained within are adequately insured.


ITEM 3.   LEGAL PROCEEDINGS

         See Note H - Legal Matters of the Notes to Financial Statements (Item
7) for information regarding legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.


                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's common stock trades on the OTC Bulletin Board under the symbol "LINN." The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:

  Fiscal Year Ended December 31,         2003                       2002
                                   -------------------       -------------------
                                   HIGH          LOW         HIGH          LOW
                                   ----          ---         ----          ---
  First Quarter                    $0.085       $0.040       $0.095       $0.070
  Second Quarter                    0.170        0.060        0.090        0.065
  Third Quarter                     0.320        0.090        0.090        0.065
  Fourth Quarter                    0.330        0.120        0.070        0.030

         This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

         There were approximately 1,329 holders of record of our common stock as of March 12, 2004.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERVIEW

         In December 2003, we completed a strategic acquisition that has accelerated our ability to deliver advanced business solutions to an expanded universe of larger, more diverse customers, and remain consistent with our focus on enhancing the Company's ability to attain its strategic objectives. These objectives include solidifying a reputation as a preferred business partner in the mortgage industry while generating sustainable growth in revenue and profitability. LION's acquisition of substantially all of the assets of Ignition from Freddie Mac represented an opportunity to acquire compatible products that will extend our customer base, add incremental technology and intellectual property that would have required years of development and tens of millions of dollars of investment for LION to generate organically, and to assimilate a cadre of highly talented industry professionals. The results of operations of Ignition for the period from December 8, 2003 to December 31, 2003 are included in the historical results of operations of LION for the three months and the year ended December 31, 2003.


CONDENSED RESULTS

                                           Three months ended                     For the Year Ended
                                              December 31,                           December 31,
                                   ------------------------------------  -------------------------------------
                                         2003               2002               2003                2002
                                   -----------------  -----------------  ------------------  -----------------

Revenues                           $    2,646,692     $    1,664,054     $     8,134,088     $    6,409,568
Operating expenses                      2,220,502          1,520,607           7,294,120          6,119,823
                                   -----------------  -----------------  ------------------  -----------------
    Operating income                      426,190            143,447             839,968            289,745
Other expense - net                        (5,175)            (2,265)            (17,117)          (398,832)
                                   -----------------  -----------------  ------------------  -----------------
                                          421,015            141,182             822,851           (109,087)
Income tax expense                         29,739                 --              29,739                 --
                                   -----------------  -----------------  ------------------  -----------------
                                          391,276            141,182             793,112           (109,087)
Extraordinary gain - net                2,027,675                 --           2,027,675                 --
                                   -----------------  -----------------  ------------------  -----------------
    Net income (loss)              $    2,418,951     $      141,182     $     2,820,787     $     (109,087)
                                   =================  =================  ==================  =================

Net income (loss) per
    common share
        Basic                      $          .08     $           --     $           .09     $           --
                                   =================  =================  ==================  =================
        Diluted                    $          .07     $           --     $           .08     $           --
                                   =================  =================  ==================  =================

         The fourth quarter 2003 results were impacted positively by the acquisition of Ignition assets. Revenue was $2.65 million, up 59% from $1.66 million for the fourth quarter of 2002 as a result of growth in revenues from our existing core products as well as revenues contributed by the acquisition. Revenue for the full year of 2003 was $8.13 million, up 27% from $6.41 million for 2002.

         Operating income for fourth quarter of 2003 was approximately $426,000 compared to approximately $143,000 for the same quarter in the prior year. For the year, operating income was approximately $840,000 compared to $290,000 for 2002. As a result of the acquisition, the Company recorded an extraordinary gain net of tax totaling approximately $2.03 million. As a result, net income for the fourth quarter increased to $2.42 million from $141,000 for the fourth quarter of 2002 and for the year increased to $2.82 million from a loss of approximately $109,000 in 2002. The loss in 2002 included settlement charges and legal fees totaling approximately $647,000 related to litigation settled in early July 2002.

         During the last half of 2003 mortgage originations in the industry declined as did consumer traffic to LION's Mortgage 101 website. Despite this downturn, LION performed well during the year and benefited from the migration from a subscription based revenue model to a transaction based model for its lead generation business. Growth in revenue and profits in 2003 were attributable to new product introductions in Mortgage 101, retail web sites and LION Pro, as well as implementation of new packaging and pricing strategies that supported the conversion to a pay-per-lead pricing model introduced in the third quarter of 2003 and the impact of the acquisition of most of the assets of Ignition Mortgage Technology Solutions in December 2003.

         As a result of the acquisition of Ignition assets, we expect a majority of our future growth will shift from the sale of information and technology, to generating fees from large loan volumes served by our advanced business solutions. This restructuring of our business model should serve as an effective hedge against the prospect of declines in record levels of loan origination in 2004 compared to 2003. However, our revised model carries with it the risk that our revenues will become dependent on a limited number of significant customers, rather than a broad-based broker and customer network. See "2004 Plans" below.

         Management expects that the coming year will present many challenges related to integrating the essence of two companies in multiple locations. Due to the acquisition of Ignition's assets in December 2003, we will be faced with additional costs during the first six months of 2004 and perhaps longer than that, while we integrate and streamline our facility, telecommunications, datacenter and other infrastructure. Until this integration is complete, there is the strong possibility that profits will be minimized in the first half of the year, or we could incur a loss. It is anticipated that profits should be stronger in the last half of 2004 and into 2005.

         Similarly, working capital will probably decrease during the first half of 2004 due to the business integration process, but grow the last half of the year due to expected synergies with the two suites of LION and Ignition products along with completion of the organizational integration process. Despite the anticipated decrease in mortgage loan production, we expect LION will generate higher revenues in the coming year. While we are integrating our various product lines into a seamless product suite, we will continue to sell our core products and newly acquired products individually.

DETAILED RESULTS OF OPERATIONS

REVENUES

                                        2003                2002
                                  ------------------  -----------------
     REVENUES BY PRODUCT:
     Lion Pro                      $    3,030,559      $    2,948,345
     Mortgage 101                       2,257,280           1,675,546
     Retail web sites                   2,117,500           1,785,677
     LockPoint Xtra                       308,377                  --
     Pipeline Tools                       420,372                  --
                                  ------------------  -----------------

     Total revenues                $    8,134,088      $    6,409,568
                                  ==================  =================


         The percentage of revenue pertaining to the lender space improved in 2003 due to the LockPoint Xtra(R) and Pipeline Tools product lines related to the Ignition asset acquisition. The revenue from Ignition assets acquired in December 2003 represented approximately 9% of our total revenues for 2003. Their anticipated impact in 2004 is expected to cause revenues from lender customers to represent approximately 55% to 60% of our overall revenues.

         Revenues increased to $8,134,088 from $6,409,568 for the years ended December 31, 2003 and 2002, respectively. This represents an increase of $1,724,520 or 27%. Total revenues of $8,134,088 for 2003 were comprised of mortgage broker fees of $6,476,370 or 80% and lender fees of $1,657,718 or 20%. Total revenues of $6,409,568 for 2002 were comprised of mortgage broker fees of $5,358,994 or 84% and lender fees of $1,050,574 or 16%.

         LION PRO revenues increased approximately $82,000 or 3% over the prior year. The overall increase was due to the successful launch of LION Pro Corporate which was directed at large multi-user originators looking for their own private database of loan programs and productivity tools. There are now 57 LION Pro Corporate accounts as of the end of 2003 comprising over 2,500 users. LION's alliance with ABC Virtual with its ECLP loan origination software also contributed to the overall increase in the LION Pro product line. The alliance ended at the end of January 2004, however, any loss of revenue in 2004 is anticipated to be exceeded by continued growth in the LION Pro Corporate product. The overall growth in revenue for LION Pro was offset by a reduction in lender participation related to advertising on LION's web site and custom development web site work.

         MORTGAGE 101 revenues, which are comprised of LION's subscription and pay-per-lead based lead programs along with broker ad banner programs, increased approximately $582,000 or 35% over the prior year. Over 95% of the increase was related to lead generation of which approximately two-thirds was related to LION's subscription based model for the selling of leads. LION implemented its pay-per-lead pricing model during the third quarter of 2003 and anticipates that two-thirds of lead revenues will be from this model in 2004 versus the subscription or flat fee based model. The Company will be challenged to duplicate or exceed the Mortgage 101 revenues in 2004 as loan origination volumes will be significantly less compared to 2003. The switch to a predominately pay-per-lead model will assist the Company in meeting this challenge.

         RETAIL WEB SITE revenues increased approximately $332,000 or 19% over the prior year. The Company continues to successfully compete with this product line due to a suite of professional web site products designed to provide comprehensive internet based business solutions to mortgage companies of all sizes which feature both template based and customize designed solutions. These websites have easy-to-use navigation, search engine friendly design and can enable mortgage professionals to implement enterprise marketing and production solutions to promote their corporate brand to consumers and originators

         LOCKPOINT XTRA(R), an electronic pricing and rate lock system that provides real-time feature-adjusted loan-by-loan price quotes, and enables conduits or lenders to take direct electronic rate locks from originators, and PIPELINE TOOLS, which manages interest rate and fall out risk were acquired from Ignition in December 2003. Revenues are generated from initial implementation fees with new customers, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services. The two products contributed approximately $729,000 to the Company's revenue and revenue growth in 2003. Due to the anticipated decline in mortgage origination volumes in 2004 compared to 2003, it is not expected that the impact to 2004 revenues for these two new products will follow as positive a trend as the fourth quarter 2003 results might indicate. However, LockPoint Xtra(R) and Pipeline Tools are established products in the industry and will have a positive impact on the Company's 2004 revenue and revenue growth.


OPERATING EXPENSES

                                               2003               2002
                                         -----------------  -----------------

     Direct costs                         $    1,735,428     $    1,079,660
     Selling and marketing                     2,240,197          1,843,857
     General and administrative                2,451,645          2,413,824
     Research and development                    383,903            317,909
     Depreciation and amortization               482,947            464,573
                                         -----------------  -----------------

     Total operating expenses             $    7,294,120     $    6,119,823
                                         =================  =================


DIRECT COSTS

         Direct costs are comprised primarily of web site fulfillment, technology infrastructure support, product and contract support, product deployment/onboarding, quality control, and salaries related to the daily updates to rates, fees, and other loan program information. Direct costs increased to $1,735,428 from $1,079,660 for the year ended December 31, 2003 and 2002, respectively. This represents an increase of $655,768 or 61%. Direct costs as a percentage of revenues increased to 21% from 17% for the year ended December 31, 2003 and 2002, respectively. The increase in expense is due to (i) database support functions as LION continues to expand its database of wholesale and correspondent loan programs, (ii) additional resources to support the development of broker websites, (iii) expanded telecommunications infrastructure to support new services and increased volumes through the Company's consumer and business web portals, and (iv) the addition of direct costs related to the LockPoint Xtra and Pipeline Tools products as part of the acquisition of Ignition assets.

SELLING AND MARKETING

         Selling and marketing expenses are comprised of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses increased to $2,240,197 from $1,843,857 for the years ended December 31, 2003 and 2002, respectively. This represents an increase of $396,340 or 21%. These expenses as a percentage of revenues were 28% and 29% for the years ended December 31, 2003 and 2002, respectively. The increase is due to growth in the commissioned broker sales force, customer support costs, advertising, trade show participation, and telephone costs.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised of management and administrative salaries and related costs, legal and audit fees, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased to $2,451,645 from $2,413,824 for the year ended December 31, 2003 and 2002, respectively. This represents an increase of $37,821 or 2%. General and administrative expenses as a percentage of revenues were 30% and 38% for the years ended December 31, 2003 and 2002, respectively. The increase in costs was due primarily to additional telecommunications and rental costs in our Denver location, additional business insurance coverage, business taxes and other administrative support expenses which were offset by lower legal fees.


RESEARCH AND DEVELOPMENT

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $383,903 from $317,909 for the year ended December 31, 2003 and 2002, respectively. This represents an increase of $65,994 or 21%. Research and development expenses as a percentage of revenues were 5% for both 2003 and 2002. The Company continues to focus on various key initiatives including but not limited to enhancing the conversion of consumer traffic into higher-value lead generation and developing new functionality to the retail web site and LION Pro suite of products. In addition, the LockPoint Xtra(R) and Pipeline Tools product lines have defined and established research and development functions in the Company's Gig Harbor, Washington and Sausalito, California locations. The Company anticipates a higher commitment to research and development in 2004 in order to support its product initiatives. Extensive concept, design and implementation efforts will be necessary as the product lines of LION and Ignition are integrated in order to provide a seamless mortgage business solution to consumers, realtors, mortgage originators and lenders on a single integrated technology platform.


DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased to $482,947 from $464,573 for the years ended December 31, 2003 and 2002, respectively. This represents an increase of $18,374 or 4%. The increase is due to additional depreciation related to the purchase of equipment, computers and software along with the addition of internally developed software.

INTEREST EXPENSE

         Interest expense increased to $20,214 from $11,060 for the years ended December 31, 2003 and 2002, respectively. The increase in interest expense is primarily due to an increase in capitalized lease financing on computer hardware, software, and furniture.


OTHER EXPENSE

         Other expense of $390,000 for the year ended December 31, 2002 is comprised of $340,000 related to litigation that was settled in July 2002 and a $50,000 settlement related to past software licensing infringements and penalties.


EXTRAORDINARY GAIN

         The purchase of certain assets of Ignition included product lines; certain customer, vendor, consulting, software and maintenance agreements related to Ignition's business; leased operations facilities; intellectual property held or used in connection with Ignition's business, including copyrights, domain names, patent applications, and trademarks (but excluding Freddie Mac trademarks and other intellectual property and temporarily excluding certain Ignition trademarks); and certain tangible personal property, prepaid expenses and accounts receivable. The fair value of the net assets acquired in the transaction exceeded the cost of the acquired assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," the excess of the fair value of the net assets over the cost of the acquired assets was allocated as a pro rata reduction to the non-current assets acquired. Accordingly, the fair value of the property and equipment acquired in the transaction was reduced to zero, and the remaining amount was recorded as an extraordinary gain.

FINANCIAL CONDITION

         During 2003, the Company primarily funded its activities through operations and lease financing. At December 31, 2003, we had approximately $2,883,000 in cash and cash equivalents. Cash and cash equivalents increased by $2,479,397 for the year ending December 31, 2003. The change in cash and cash equivalents is as follows:

                                                 2003                2002
                                           -----------------   -----------------
      NET CASH PROVIDED BY (USED IN)
      Operating activities                   $  1,226,274        $    446,459
      Investing activities                      1,292,762            (501,745)
      Financing activities                        (39,639)            (21,707)
                                           -----------------   -----------------

      Net increase (decrease)                $  2,479,397        $    (76,993)
                                           =================   =================

OPERATING ACTIVITIES

         During 2003, operating activities provided net cash of $1,226,274 compared to $446,459 for the same period in 2002. The net cash provided by operating activities for 2003 was primarily attributable to (i) revenue growth, primarily from the successful launch of the LION Pro Corporate product, growth in subscription based lead generation revenues combined with the conversion from a subscription based to a pay-per-lead based model, and incorporation of enhanced functionality with the retail web site product and (ii) legal fees and associated settlement charges that did not recur in 2003. The increase was offset by additional database support costs related to increased wholesale and correspondent loan programs, telecommunications infrastructure costs to support new services and increased volumes through the Company's consumer and business web portals, resources to support the development and deployment of broker and lender websites and growth in the commissioned broker sales force and related customer support costs.

         The net cash provided by operating activities for 2002 was primarily attributable to (i) revenue growth, primarily from our mortgage broker customers, (ii) improved bad debt experience, (iii) a reduction in occupancy costs and other related costs due to moving the company headquarters to a smaller, more efficient location in Seattle, Washington, and (iv) a reduction in telephone costs due to beneficial contract changes. The increase was offset by the funding of legal expenses and a judgment related to litigation that was settled in July of 2002.

INVESTING ACTIVITIES

         During 2003, investing activities provided net cash of $1,292,762 and was primarily due to favorable terms related to the acquisition of certain assets of Ignition which included net cash of approximately $1,721,000 to cover the underlying obligations and prepaid amounts for assigned customer contracts related to the LockPoint Xtra(R) and Pipeline Tools products less $539,000 for payment of acquisition costs and assumed liabilities. This was offset by (i) the capitalized portion of software development costs related to the enhancement of core online services for brokers and the conversion of consumer traffic into higher-value lead generation and (ii) upgrades to computer hardware and software.

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

FINANCING ACTIVITIES

         During 2003, the net use of cash for financing activities was $39,639. Cash used was primarily related to notes payable and capitalized lease obligations on the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades. This was offset by proceeds from the exercise of stock options by employees during fourth quarter 2003.

         During 2002, the net use of cash for financing activities was $21,707. Cash used was primarily related to notes payable on the acquisition of application and database software for the Company's data center.


AGGREGATE CONTRACTUAL OBLIGATIONS

                                                             Payments Due by Period
                                   ---------------------------------------------------------------------------
                                                          Less Than
                                         Total              1 Year            1-3 Years          4-5 Years
                                   -----------------  -----------------  ------------------  -----------------
CONTRACTUAL OBLIGATIONS
Long-term debt                     $        9,562     $        9,562     $            --     $           --
Capital lease obligations                 183,921             89,823              94,098                 --
Operating lease obligations             1,690,428            612,696             786,434            291,298

                                   -----------------  -----------------  ------------------  -----------------
Total contractual obligations      $    1,883,911     $      712,081     $       880,532     $      291,298
                                   =================  =================  ==================  =================


         The above table represents the Company's total contractual obligations as of December 31, 2003. See "NOTE E - LONG-TERM OBLIGATIONS" and "NOTE G - COMMITMENTS AND CONTINGENCIES" in the Company's "NOTES TO FINANCIAL STATEMENTS" below for additional information.


2004 PLANS

         LION provides mortgage professionals with new customers and advanced business solutions that streamline the mortgage fulfillment process. As a result of the acquisition of the assets of Ignition LION has improved its ability to achieve heightened performance in existing product lines and create incremental revenue from new sources.

         A majority of the Company's future growth will shift from the sale of information and technology, to generating fees from large loan volumes served by LION's advanced business solutions. A restructuring of the Company's business model should serve as an effective hedge against the prospect of declines in record levels of loan origination in 2004 compared to 2003.

         Integration of newly acquired products will enhance LION's existing product offerings and will facilitate repackaging of the Company's combined products into various business units that could include Mortgage 101/Retail Websites, LION Pro/Lender Websites/LPX and Pipeline Tools. Planned product realignment and how those changes will affect LION customers are summarized below:

----------------------------------------------------------------------------------------------------------
                    MORTGAGE 101          MORTGAGE 101             LION PRO              LION LENDER
                       Portal            Retail Websites            Portal                Websites
----------------------------------------------------------------------------------------------------------
LION             Consumer content/      Design, marketing      Program/pricing,      Custom sites, loan
                 affiliate network      leads, management        search engine        status, rate mgmt
----------------------------------------------------------------------------------------------------------
IGNITION             LoanFinder         Lockpoint Xtra(R)      Lockpoint Xtra(R)      Lockpoint Xtra(R)
                                           LoanFinder                                  Pipeline Tools
----------------------------------------------------------------------------------------------------------


         MORTGAGE 101 - LION'S CONSUMER PORTAL: Mortgage 101 is a leading portal providing mortgage information to consumers seeking loans through a network of over 35,000 Realtor(R) web sites nationwide. Through Mortgage 101's network of affiliate sites and other established internet traffic sources, as many as 1 million consumers have visited our website monthly to gather information, check interest rates, and connect to our network of mortgage originators for real estate financing. This is one of the leading sources of leads for mortgage originators and has become a preferred platform for marketing to their customers. Adding LOANFINDER technology extends an advanced loan search product directly to consumers and provides an intuitive, easy to use loan application that can be sent directly to loan originators.

         MORTGAGE 101 RETAIL WEBSITES - TARGETED TO COMPANIES THAT ORIGINATE CONSUMER 1003 APPLICATIONS: LION offers a suite of professional website products designed to provide comprehensive internet based business solutions to mortgage companies of all sizes. Featuring both template based and customize designed solutions, these websites have easy-to-use navigation, search engine friendly design and can enable mortgage professionals to implement enterprise marketing and production solutions to promote their corporate brand to consumers and originators. LOCKPOINT XTRA(R) is an electronic pricing and rate lock system that provides real-time feature-adjusted loan-by-loan price quotes, and enables conduits or lenders to take direct electronic rate locks from originators, Adding this technology to originator websites provides more accurate loan program eligibility and rate distribution at the point of sale. Additionally, the technology can facilitate loan statusing and transfer of a completed 1003 application to lenders.

         LION PRO - LION'S ORIGINATOR PORTAL: LION Pro features one of the leading loan discovery databases available. This robust database features over 126 lenders and 54,000 loan programs and allows mortgage professionals to secure the most advantageous loan product and rates for their customer. The site also features Rate Sheets on demand, a subprime exchange platform, and NEWSNOW, a daily editorial page that features market commentary, highlights and current market snapshots throughout the day. Adding LOCKPOINT XTRA(R) will improve the search capacity, depth and accuracy of the current LION loan search engine by adding real-time feature-adjusted loan-by-loan price quotes and an electronic rate locking system that will facilitate movement of loan files directly to lenders.

         LION LENDER WEBSITES - TARGETED TO CORRESPONDENT (NET BRANCH), WHOLESALE AND RETAIL MORTGAGE LENDERS: LION offers wholesale lenders a comprehensive suite of professional website products developed specifically to service the needs of lenders and their customers. These custom websites feature easy-to-use navigation, search engine friendly design and provide enterprise marketing and production solutions to promote their corporate brand, generate leads for their loan officers and deliver best execution to their customers. Management tools enable loan officers to create and maintain their own site within the corporate website, inform customers and generate and manage leads. LOCKPOINT XTRA(R) and PIPELINE TOOLS will add a number of advanced features to this product and provide the necessary last link in the chain for moving applications from consumers and originators to the capital markets.

2004 GOALS AND OBJECTIVES

         The coming year presents many challenges, and LION has developed strategies to address them. First, integrating the essence of two companies in multiple locations presents its own special set of challenges. By the time the Ignition transaction was closed, the Company was ready to execute initiatives to realize operating efficiencies, combine best of breed technology and product feature sets, and implement an organizational structure that while flexible enough to meet long term objectives was positioned to facilitate integration with as little disruption as possible.

         Expectation that mortgage origination will fall dramatically from the historic highs of the last two years demands that the Company hone its operational efficiency to preserve margins. The integration of the Ignition assets will create opportunities to extract operating efficiencies. Additionally, the combined platform will generate many opportunities to sell the Company's products and services to a broader audience. We expect that notwithstanding decreasing mortgage loan production, LION will generate higher revenues in the coming year. In addition, profit may be lower during the first six months of 2004 due to the cost and resources required to integrate further the product lines, operating facilities, cost centers, and computer systems but should increase in the latter half of the year. While integrating the Company's product lines into a seamless product suite, the Company will continue to sell its core products and newly acquired products individually.

         Although our products will reach a greater customer base, our expanded product line carries with it the risk that our revenues will be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. As part of the acquisition of Ignition assets, LION became the assignee of certain customer contracts, most of which have initial contract periods or renewals expiring throughout 2004 and 2005 and typically have renewable successive one-year terms and in a few cases successive two-year terms. Revenues from these contracts are expected to comprise over 40% of the Company's anticipated revenues in 2004. While we have no reason to believe these contracts with LION will not be renewed, there can be no assurance that these former Ignition customers will renew their contracts with LION, or that we will be able to attract new customers at rates sufficient to maintain a stable or growing revenue base.

         It is management's assessment that working capital obtained through the acquisition of the Ignition assets and that which is created organically through operations should be adequate for its growth plans throughout 2004 and into 2005.

MANAGEMENT REALIGNMENT

         Concurrent with closing the Ignition asset purchase, the Company announced management realignment designed to address the immediate needs related to product and technology integration, and the longer term considerations associated with strategic direction, branding and market strategy in both product terms and capital markets.

         Integration of important assets, high caliber personnel at LION and Ignition, technology and intellectual property provide LION with an opportunity to leverage the strength of the combined platform to distinguish itself from its competitors. By driving higher revenues and profitability, the Company can achieve broader recognition in the mortgage marketplace and in the investment community.

         LION has expanded its management team to combine the strengths and experience of its members to meet the needs of the organization today and into the future. More information relating to the Company's senior managers identified below can be found in Item 9 of this report:

     Randall Miles- Chairman & CEO
     Dave Stedman - Co-President: sales, marketing, investor relations, branding Tim Newberry - Co-President: operations, product development and technology Steve Thomson- Chief Financial Officer
     John Crowley - Senior Vice President, Sales and Marketing
     Shawn Tovey  - Senior Vice President, Product Development

CRITICAL ACCOUNTING POLICIES

         As disclosed in the Notes to the Financial Statements (See Note A), we have identified various accounting policies as critical to our business operations and to the understanding of our results of operations. Critical accounting policies for LION include revenue recognition, accounting for internally-developed software, accounting for research and development costs, accounting for legal contingencies, and accounting for income taxes.

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in the Company's strategic direction, as well as developments beyond the Company's control. We cannot assure you that our expectations will necessarily come to pass. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this section entitled "Management's Discussion and Analysis." These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

WE HAVE A LIMITED HISTORY OF PROFITS AND OUR FUTURE PROFITABILITY REMAINS UNCERTAIN. IN ADDITION, FINANCIAL RESULTS FOR ANY PARTICULAR PERIOD WILL NOT PREDICT RESULTS FOR FUTURE PERIODS.

         We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $8.1 million from $6.4 million for 2003 and 2002, respectively. The Company anticipates strong growth in revenue in 2004 compared to 2003. While we sustained a loss in 2002 totaling $109,000, we have had six consecutive quarters of profitability beginning the third quarter of 2002 through the fourth quarter of 2003. Due to the acquisition of most of the assets of Ignition Mortgage Technology Solutions in December 2003, the Company will be faced with additional costs during the first six months of 2004 and perhaps longer while it integrates and streamlines its facility, telecommunications, datacenter and other infrastructure. Until this integration is complete, there is the strong possibility that profits will be minimized the first half of the year, or we could even incur a loss.

         Although we currently anticipate that 2004 will be a profitable year, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, the control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other factors set forth below.

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

         We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION and its mortgage technology division, Ignition. We are continuing to create the redundancies that will reduce the reliance on these individuals, but have not completed this task and will not for at least another year. Furthermore, we have not entered into employment agreements with these significant employees except for our CEO, Co-President of sales and marketing, Co-President of Operations, CFO and the product manager for our Mortgage 101 product group. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options, which currently serve to retain and motivate key employees as they become vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at LION. The initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

         Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line as a result of the acquisition of Ignition assets carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. As part of the acquisition, LION became the assignee of certain customer contracts, most of which have initial contract periods or renewals expiring throughout 2004 and 2005 and typically have renewable successive one-year terms and in a few cases successive two-year terms. Revenues from these contracts are expected to comprise over 40% of the Company's anticipated revenues in 2004. While we have no reason to believe these contracts with LION will not be renewed, there can be no assurance that these former Ignition customers will renew their contracts with LION, or that we will be able to attract new customers at rates sufficient to maintain a stable or growing revenue base. If we are unsuccessful in enrolling new customers to equalize the attrition rate, if any, existing Ignition customers, our overall share of the advanced business solution market could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

         We do not have multiple site capacity for our LION Pro, Mortgage 101 or Retail Web Site services, however, we do have this in place for our LockPoint Xtra(R) and Pipeline Tools services. We are in the process of developing multiple site capacity for all of our services, but this will not be completed until some time late in 2004. We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful servers. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. The prospect of such unscheduled interruptions is quite possible in the foreseeable future, and we are unable to predict their occurrence, duration or cessation.

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

VOLUME OF SHARES ELIGIBLE FOR SALE COULD IMPAIR OUR STOCK PRICE AND HINDER FUTURE FINANCING EFFORTS.

         As of December 31, 2003, virtually all of the 31,819,094 outstanding shares of common stock held by existing shareholders were currently eligible for resale in the open market, subject in certain cases to the volume and other conditions of Rule 144. There are no contractual restrictions on the resale of the outstanding common stock. The sale in the public market of these shares of common stock, or the perception that these sales may occur, may depress prevailing market prices of the common stock or hinder potential future financing efforts.


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

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
LION, Inc.

We have audited the accompanying balance sheets of LION, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LION, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP
Portland, Oregon
February 13, 2004

                                   LION, Inc.
                                 BALANCE SHEETS
                                  December 31,

                                     ASSETS

                                                                                     2003                 2002
                                                                                ----------------     ----------------
CURRENT ASSETS
    Cash and cash equivalents                                                   $    2,883,314       $       403,917
    Accounts receivable, less allowance for doubtful accounts of
       $132,000 and $62,400 in 2003 and 2002, respectively                           2,141,264               347,661
    Other receivables                                                                  620,708                    --
    Prepaid expenses and other                                                         361,975                71,388
                                                                                ----------------     ----------------

         Total current assets                                                        6,007,261               822,966

PROPERTY AND EQUIPMENT, net                                                          1,025,153               940,372

OTHER ASSETS
    Goodwill - net                                                                     273,955               273,955
    Other assets                                                                        82,908                37,908
                                                                                ----------------     ----------------

                                                                                $    7,389,277       $     2,075,201
                                                                                ================     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                            $      189,727       $       111,340
    Accrued liabilities                                                              1,647,931               329,671
    Current maturities of long-term obligations                                         82,452                35,330
    Deferred revenue                                                                 1,240,166               295,497
                                                                                ----------------     ----------------

         Total current liabilities                                                   3,160,276               771,838

LONG - TERM OBLIGATIONS, less current maturities                                        85,822                52,495

COMMITMENTS AND CONTINGENCIES                                                               --                    --

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001 per share;
       authorized 5,000,000 shares; liquidation value $900,000                           1,500                 1,500
    Common stock - authorized, 50,000,000 shares of $.001 par value                     31,819                31,442
    Additional contributed capital                                                  11,812,248            11,741,101
    Accumulated deficit                                                             (7,702,388)          (10,523,175)
                                                                                ----------------     ----------------
                                                                                     4,143,179             1,250,868
                                                                                ----------------     ----------------

                                                                                $    7,389,277       $     2,075,201
                                                                                ================     ================


The accompanying notes are an integral part of these statements.

                                   LION, Inc.
                            STATEMENTS OF OPERATIONS
                             Year ended December 31,

                                                                                     2003                 2002
                                                                                ----------------     ----------------
Revenues                                                                        $     8,134,088      $     6,409,568

Expenses
    Direct costs                                                                      1,735,428            1,079,660
    Selling and marketing                                                             2,240,197            1,843,857
    General and administrative                                                        2,451,645            2,413,824
    Research and development                                                            383,903              317,909
    Depreciation and amortization                                                       482,947              464,573
                                                                                ----------------     ----------------
                                                                                      7,294,120            6,119,823
                                                                                ----------------     ----------------

         Operating income                                                               839,968              289,745

Other income (expense)
    Interest expense                                                                    (20,214)             (11,060)
    Interest income                                                                       3,097                1,988
    Other income                                                                             --                  240
    Other expense (Note H)                                                                   --             (390,000)
                                                                                ----------------     ----------------

         Net income (loss) before tax and extraordinary gain                            822,851             (109,087)

    Income tax expense                                                                   29,739                   --
                                                                                ----------------     ----------------

         Net income (loss) before extraordinary gain                                    793,112             (109,087)

    Extraordinary gain - net of income tax expense of $76,271                         2,027,675                   --
                                                                                ----------------     ----------------

         NET INCOME (LOSS)                                                      $     2,820,787      $      (109,087)
                                                                                ================     ================

Per common share basic
  Income (loss) before extraordinary gain                                       $           .03      $            --
  Income (loss) from extraordinary gain                                                     .06                   --
                                                                                ----------------     ----------------

         Net income                                                             $           .09      $            --
                                                                                ================     ================

Per common share diluted
  Income (loss) before extraordinary gain                                       $           .02      $            --
  Income (loss) from extraordinary gain                                                     .06                   --
                                                                                ----------------     ----------------

         Net income                                                             $           .08      $            --
                                                                                ================     ================



The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2003 and 2002


                                   Preferred stock         Common stock      Additional       Notes
                                 ------------------   ---------------------  contributed  receivable from  Accumulated
                                   Shares    Amount     Shares       Amount    capital     stockholders       deficit      Total
                                 ---------   ------   ----------    -------    ----------- ------------- -------------   ----------

Balance at December 31, 2001     1,500,000   $1,500   31,026,978    $31,027    $11,716,622    $(21,250)  $(10,414,088)   $1,313,811
Issuance of common stock in
   conjunction with exercise
   of stock options                     --       --       15,000         15            885          --             --           900
Common stock issued in lieu of
   compensation                         --       --      525,000        525         37,921          --             --        38,446
Issuance of stock options for
   consulting services received         --       --           --         --          6,798          --             --         6,798
Common stock returned for
   cancellation of notes
   receivable                           --       --     (125,000)      (125)       (21,125)     21,250             --            --
Net loss for the year                   --       --           --         --             --          --       (109,087)     (109,087)
                                 ---------   ------   ----------    -------    -----------    --------   ------------    ----------
Balance at December 31, 2002     1,500,000    1,500   31,441,978     31,442     11,741,101          --    (10,523,175)    1,250,868
Issuance of common stock in
   conjunction with exercise
   of stock options                     --       --      101,116        101         19,066          --             --        19,167
Common stock issued in lieu of
   compensation                         --       --      276,000        276         19,360          --             --        19,636
Employee compensation from
   stock options                        --       --           --         --         31,699          --             --        31,699
Issuance of stock options for
   consulting services received         --       --           --         --          1,022          --             --         1,022
Net income for the year                 --       --           --         --             --          --      2,820,787     2,820,787
                                 ---------   ------   ----------    -------    -----------    --------   ------------    ----------
Balance at December 31, 2003     1,500,000   $1,500   31,819,094    $31,819    $11,812,248    $          $ (7,702,388)   $4,143,179
                                 =========   ======   ==========    =======    ===========    ========   ============    ==========


The accompanying notes are an integral part of these statements.

                                   LION, Inc.
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                                          2003                 2002
                                                                                     ---------------      ---------------

Cash flows from operating activities
    Net income (loss) before extraordinary gain                                      $     793,112        $    (109,087)
    Adjustments to reconcile net income (loss) before extraordinary gain to net cash provided by operating activities
          Depreciation and amortization                                                    482,947              464,573
          Write off of capitalized software development costs                                   --               10,436
          Stock options issued to employees and contractors                                 32,721                6,798
          Common stock issued in lieu of cash compensation                                  19,636               38,446
          Tax on extraordinary gain                                                        (76,271)                  --
          Changes in assets and liabilities
              Accounts receivable                                                         (101,824)              15,507
              Prepaid expenses and other                                                   (11,510)               1,191
              Accrued liabilities                                                          473,980               23,333
              Accounts payable                                                            (410,532)             (17,900)
              Deferred revenue                                                              24,015               18,048
              Other assets                                                                      --               (4,886)
                                                                                     ---------------      ---------------

                  Net cash provided by operating activities                              1,226,274              446,459

Cash flows from investing activities
    Capitalized software development costs                                                (309,998)            (355,285)
    Net cash received in connection with purchase of assets                              1,721,235                   --
    Purchases of property and equipment                                                   (118,475)            (146,460)
                                                                                     ---------------      ---------------

                  Net cash provided by (used in) investing activities                    1,292,762             (501,745)

Cash flows from financing activities
    Payments on long-term obligations                                                      (58,806)             (22,607)
    Proceeds from issuance of common stock and exercise of stock options                    19,167                  900
                                                                                     ---------------      ---------------

                  Net cash used in financing activities                                    (39,639)             (21,707)
                                                                                     ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                                     2,479,397              (76,993)

Cash and cash equivalents at beginning of period                                           403,917              480,910
                                                                                     ---------------      ---------------

Cash and cash equivalents at end of period                                           $   2,883,314        $     403,917
                                                                                     ===============      ===============

Supplemental cash flow information and non-cash investing and financing activities
    See Note K



The accompanying notes are an integral part of these statements.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

LION, Inc., dba LionInc.com, ( the "Company" or "LION"), a Washington corporation, is a technology and service provider of advanced business solutions that streamline the mortgage loan fulfillment process in the mortgage industry. From leads to loans to capital markets, LION offers consistent, seamless business solutions to consumers, brokers, realtors, originators and lenders. LION along with Ignition Mortgage Technology Solutions, provide an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communications tools through its LockPoint Xtra(R) and Pipeline Tools product lines.

A summary of significant accounting polices applied in the preparation of the accompanying financial statements follows.

1.   CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

2.   REVENUE RECOGNITION

LION generates revenue throughout the mortgage loan pipeline. Subscription revenues are generated from mortgage brokers and agents who are provided electronic access to a database of mortgage offerings by a multitude of lenders throughout the United States. LION also generates revenue from advertisers who pay marketing fees for ad banners, web site promotion, and lead generation. Additionally, fees are earned related to mortgage originator and lender web site development and hosting. Revenues from the LockPoint Xtra(R) and Pipeline Tools product lines are generated primarily from transaction fees on closed and locked loan volumes and fees for related website development and implementation.

Subscription and service fees are recognized as revenue over the respective subscription periods or at the time the services are provided. The Company accounts for its internally developed software products for external licensing in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION, and relevant Staff Accounting Bulletins, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Revenue from licensing fees relating to the use of the LockPoint Xtra(R) product is recognized when all elements of the contract have been delivered to the customer. Revenue from monthly recurring charges from use of the Pipeline Tools product is recognized in the period in which the service is provided.

Deferred revenue is recorded on prepaid subscriptions for periods ranging from 3 to 12 months and on advance billings or cash received for contracts that have undelivered elements.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

3.   ACCOUNTS RECEIVABLE

The Company's accounts receivable are due from companies in the mortgage industry, including lenders, and mortgage brokers. Credit is extended to most customers, and generally collateral is not required. Payments for accounts receivable are due upon receipt of the invoice, but in some cases they may be due within 15 or 60 days depending on the products or services provided.

Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently collected on such accounts are credited to the allowance for doubtful accounts.

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

5.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalized software development costs, intended for internal use, totaling $309,998 and $355,285 for the years ended December 31, 2003 and 2002, respectively. These costs are included in computer software in property and equipment and are amortized over a period of three years.

6.   GOODWILL

Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which became effective beginning in 2002, provides that goodwill should not be amortized, but should rather be reviewed at least annually to assess recoverability. Impairment is recognized in operating results if the fair value of goodwill is less than the carrying value of the goodwill.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

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

8.   INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings (loss) per share. Common stock equivalents include preferred shares and options to purchase common stock.

9.   ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was approximately $304,000 and $230,000 for the years ended December 31, 2003 and 2002, respectively.

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

12.  STOCK ISSUED FOR SERVICES

Issuances of shares of the Company's stock to employees or third-parties for compensation or services are valued using the closing price on the date of grant for employees and the date services are completed for non-employees.

13.  STOCK OPTIONS

Effective January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

13.  STOCK OPTIONS - Continued

During the year ended December 31, 2003, the Company issued options to purchase 3,635,000 shares under the 1998 Stock Option Plan (the "Plan"). Compensation expense will be based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. The Company will recognize compensation expense of $765,580 over the vesting period for these options granted. Under the intrinsic value method reported previously, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price on the date of grant for all prior grants. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to all employee awards granted on or before January 1, 2003.

                                                                            2003                 2002
                                                                       ----------------    -----------------

              Net income (loss), as reported                           $    2,820,787      $     (109,087)

              Add: Stock-based employee compensation expense
              included in reported net income                                  31,699                  --

              Deduct:  Total stock-based employee compensation
              expense determined under fair value based method for
              all awards, net of related tax effects                         (334,487)           (450,303)
                                                                       ----------------    -----------------
              Pro forma net income (loss)                              $    2,517,999      $     (559,390)
                                                                       ================    =================
              Income (loss) per share:
                  Basic - as reported                                  $          .09      $           --
                  Diluted - as reported                                $          .08      $           --
                  Basic - pro forma                                    $          .08      $         (.02)
                  Diluted - pro forma                                  $          .08      $         (.02)


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments are accounted for in accordance with SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, which requires that the Company disclose the fair value of its financial instruments for which it is practicable to estimate fair value. The carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, accounts receivables, accounts payable and accrued liabilities meeting the definition of a financial instrument approximate fair value because of the short term maturity of these instruments. The fair value of long-term debt approximates fair value based on the incremental borrowing rate currently available to the Company for loans with similar terms and maturities.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

15.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued Statement 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this statement effective June 15, 2003, which did not have a significant impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain conditions. The Company does not have any involvement in variable interest entities. The adoption of FIN 46 did not have a significant impact on the Company's results of operations, financial position or cash flows.

NOTE B - BUSINESS COMBINATIONS

On December 8, 2003, the Company purchased certain assets of Ignition Mortgage Technology Solutions, Inc. ("Ignition"), a wholly-owned subsidiary of the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Under the terms of the agreement, LION acquired LockPoint Xtra,(R) an electronic rate lock system for secondary market application that provides real-time feature-adjusted loan-by-loan price quotes, and enables conduits to take direct electronic rate locks from correspondent lenders; Pipeline Tools, used to manage interest rate and loan pool fall-out risk; Loan Officer Plus,(R) a point-of-sale product for originating mortgage loans; the multi-lender, automated application capture and price locking mortgage product referred to as Loan Finder/Loan WorkBench/Optimum Controller; certain customer, vendor, consulting, software and maintenance agreements related to Ignition's business; leased operations facilities located in Gig Harbor, Washington and Sausalito, California; intellectual property held or used in connection with Ignition's business, including copyrights, domain names, patent applications, and trademarks (but excluding Freddie Mac trademarks and other intellectual property and temporarily excluding certain Ignition trademarks); and certain tangible personal property, prepaid expenses and accounts receivable as of November 30, 2003. In addition, the Company received $1.0 million in consideration for satisfying obligations under the assigned customer agreements and $776,950 related to amounts prepaid by a customer under an assigned customer agreement.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE B - BUSINESS COMBINATIONS - Continued

The transaction was accounted for in accordance with SFAS 141, "Business Combinations." LION paid $1,000 and assumed liabilities of $141,072 for substantially all of Ignition's assets. Under the terms of the transaction, LION assumed a deferred payroll obligation of $620,708 for severance to be paid on or about June 30, 2004 to certain employees that transferred to LION from Ignition. Freddie Mac will provide LION with the funds within ten business days of Freddie Mac's receipt from LION that the funds are due. This deferred payroll obligation is included in accrued liabilities and other receivables on the balance sheet.

The fair value of the net assets acquired in the transaction exceeded the cost of the acquired assets. The excess of the fair value of the net assets over the cost of the acquired assets was allocated as a pro rata reduction to the non-current assets acquired. Accordingly, the fair value of the property and equipment acquired in the transaction has been reduced to zero, and there will be no associated depreciation and amortization expense going forward.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                      At December 8, 2003
------------------------------------------------------------

     ASSETS
     ------
     Cash received - net of acquisition costs of $55,715      $     1,721,235
     Accounts receivable - net                                      1,691,779
     Prepaid expense                                                  279,077
     Other receivables                                                620,708
     Rent deposit                                                      45,000
                                                              ------------------
             Total assets                                           4,357,799

     LIABILITIES
     -----------
     Accrued liabilities                                              141,072
     Deferred revenue                                                 920,654
     Deferred payroll obligation                                      620,708
     Accrued acquisition costs                                        571,419
                                                              ------------------
            Total liabilities                                       2,253,853

                 Extraordinary gain on acquisition            $     2,103,946
                                                              ==================

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE B - BUSINESS COMBINATIONS - Continued

         The following table represents combined proforma results of operations for LION and Ignition. LION's results of operation for the year ended December 31, 2003 was combined with the ten month period ended October 31, 2003 for Ignition. The operations for the ten month period ended October 31, 2003 for Ignition was extracted from the audited financial statements included in Form 8-K/A filed with the SEC on February 23, 2004 and was used in lieu of financial statements for the period ended December 8, 2003, the acquisition date, as obtaining financial information for this period was impracticable. The results of operations of Ignition for the period from December 8, 2003 to December 31, 2003 are included in the historical results of operations of LION for the year ended December 31, 2003. The results of operations for the year ended December 31, 2002 for LION and Ignition were combined. The pro forma results of operations for LION and Ignition do not purport to indicate the actual results of operations which would have been achieved had the acquisition been consummated at the beginning of the period.

                                                    2003                2002
                                              ---------------    ---------------

   Revenue                                    $   18,171,313     $   14,869,667
   Net loss before extraordinary gain         $   (2,161,891)    $  (22,899,832)
   Net loss                                   $     (134,216)    $  (22,899,832)
   Loss per share, basic and diluted          $           --     $         (.73)

Warrants and options to purchase common stock during 2003 and 2002 were excluded in the computation of diluted earnings per share because their effect would be anti-dilutive.


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:

                                                       2003             2002
                                                  -------------    -------------

 Computer equipment                               $     694,734    $     576,285
 Computer software                                    1,682,114        1,442,765
 Equipment                                              317,515          276,017
 Leasehold improvements                                  10,919            4,990
                                                   ------------     ------------
                                                      2,705,282        2,300,057
 Less accumulated depreciation and amortization       1,680,129        1,359,685
                                                  -------------    -------------
                                                  $   1,025,153    $     940,372
                                                  =============    =============

The Company had $227,198 and $87,944 in fixed assets which were acquired under capital leases at December 31, 2003 and 2002, respectively. Accumulated amortization on equipment under capital leases totaled $64,098 and $17,705 at December 31, 2003 and 2002, respectively.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

                                                       2003             2002
                                                  -------------     ------------

 Salaries                                         $     271,655     $    126,404
 Payroll taxes                                          116,918           46,569
 Vacation                                               152,066           99,211
 Severance                                              620,708               --
 Federal, state, and local taxes                        241,670               --
 Acquisition costs                                       82,500               --
 Other                                                  162,414           57,487
                                                  -------------     ------------

                                                  $   1,647,931     $    329,671
                                                  =============     ============

NOTE E - LONG-TERM OBLIGATIONS

                                                                                            2003               2002
                                                                                      ----------------    ----------------
  Software note payable in monthly installments of $873 at a fixed rate of
     17.3%; final payment due December 2004; collateralized by software               $         9,562     $        17,617

  Capital lease obligations payable in monthly installments of $242 at a
     fixed rate of 14.3%; final payment due December 2004                                       2,690               5,024


  Capital lease obligations payable in monthly installments of $1,519 at a fixed rate of 17.3%; final payments due at various dates through
     November 2004                                                                             14,302              28,684

  Capital lease obligations payable in monthly installments of $1,328 at a fixed
     rate of 16.9%; final payments due November 2005                                           25,941              36,500

  Capital lease obligations payable in monthly installments of $1,301 at a fixed rate of 15.9%; final payments due at various dates through
     January 2006                                                                              27,275                  --

  Capital lease obligations payable in monthly installments of $115 at a
     fixed rate of 1%; final payment due May 2006                                               3,387                  --

  Capital lease obligations payable in monthly installments of $3,209 at a
     fixed rate of 12%; final payment due July 2006                                            85,117                  --
                                                                                      ----------------    ----------------
                                                                                              168,274              87,825
  Less current maturities                                                                     (82,452)            (35,330)
                                                                                      ----------------    ----------------

                                                                                      $        85,822     $        52,495
                                                                                      ================    ================

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE E - LONG-TERM OBLIGATIONS - Continued

The following is a schedule by year of minimum payments under such obligations:

             Year ending December 31,                   Capital Leases        Note Payable            Total
---------------------------------------------------    -----------------    -----------------    ----------------

                       2004                            $        89,823      $         9,562      $        99,385
                       2005                                     70,112                   --               70,112
                       2006                                     23,986                   --               23,986
                                                       -----------------    -----------------    ----------------

     Total minimum payments                                    183,921                9,562              193,483

     Less amount representing interest                         (25,209)                  --              (25,209)
                                                       -----------------    -----------------    ----------------

     Net principal payments                            $       158,712      $         9,562      $       168,274
                                                       =================    =================    ================


NOTE F - INCOME TAXES

The income tax provision is comprised of the following for the years ended December 31:

                                                 2003                2002
                                            ---------------     ----------------

  Current:
    Federal                                 $      56,826       $          --
    State                                          49,184                  --
                                            ---------------     ----------------

          Total                             $     106,010       $          --
                                            ===============     ================


The income tax provision reconciled to the tax computed at the statutory federal rate was as follows for the years ended December 31:

                                                       2003             2002
                                                   ------------     ------------

  Tax provision (benefit) at statutory rate        $   999,177      $   (37,090)
  State income taxes                                    49,184               --
  Non-deductible expenses                                6,425            5,317
  Other                                                (19,488)         (45,204)
  (Decrease) increase in valuation allowance          (929,288)          76,977
                                                   ------------     ------------

       Total                                       $   106,010      $        --
                                                   ============     ============

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE F - INCOME TAXES - Continued

The components of deferred taxes are as follows at December 31:

                                                 2003                 2002
                                           ----------------     ----------------
 Deferred tax assets:
     Intangible assets                     $       23,851       $       26,350
     Liabilities not timely paid                   50,375               32,882
     Allowance for doubtful accounts               46,643               21,216
     Stock options and warrants issued
       to consultants for services                 41,703               39,779
     Stock options issued to employees             11,195                   --
     Deferred revenue                             309,282                   --
     Federal tax credits                           56,826                   --
     Net operating loss carryforward            1,340,362            2,314,808
                                           ----------------     ----------------
                                                1,880,237            2,435,035
 Deferred tax liabilities:
     Depreciation                                  97,856               67,212
     Extraordinary gain deferred                  343,846                   --
                                           ----------------     ----------------
                                                  441,702               67,212

 Valuation allowance                           (1,438,535)          (2,367,823)
                                           ----------------     ----------------

                                           $           --        $          --
                                           ================     ================

The Company has established a valuation allowance of $1,438,535 and $2,367,823 as of December 31, 2003 and 2002, respectively, due to the uncertainty of future realization of the net deferred tax assets. The valuation allowance was (decreased) increased by $(929,288) and $76,977 during the years ended December 31, 2003 and 2002, respectively, based upon management's estimate of the realizability of the net deferred tax assets. At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,942,000 available to offset future income which expire in 2018 through 2022. Utilization of these carryforwards is dependent on future taxable income and could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code Section 382.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company conducts a portion of its operations in leased facilities under operating lease agreements. The following is a schedule by years of approximate minimum rental payments under such operating leases, which expire at various dates through November 2007.

             Year ending December 31,
                       2004                         $     612,700
                       2005                               388,100
                       2006                               398,400
                       2007                               291,300
                                                    -------------
          Total minimum payments required           $   1,690,500
                                                    =============

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Various leases provide for payment of taxes and other expenses by the Company. Rent expense for leased facilities totaled approximately $435,000 and $358,000 for the years ended December 31, 2003 and 2002, respectively.

The Company from time to time is involved in certain legal matters arising during the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's financial position or results of operations.

In December 2003, the Company entered into three year employment agreements with Randall D. Miles, its CEO, and Timothy F. Newberry, its Co-President of Operations. Each of the employment agreements provide for an initial annual salary of $200,000 and may include a bonus. In the event employment is terminated by the Company without cause, Mr. Miles and Mr. Newberry will be entitled to a severance payment of 50% of his annual compensation. They are also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

In October 2001, the Company entered into employment agreements with Dave Stedman, its President, and Steve Thomson, its CFO. The employment agreements for Mr. Stedman and Mr. Thomson provided for initial annual salaries of $125,000 and $110,000, respectively. Each agreement has a term of three years and provides that the compensation will include a base and may include a bonus. In the event that employment is terminated by the Company without cause, they will be entitled to a severance payment of 50% of their annual compensation. They are also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause. Each agreement provides that they may elect to receive up to 20% of their salary in the form of restricted stock grants, valued using the 20 day trailing average closing price on the date of grant.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


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

The Company has initiated a lawsuit against its insurance carrier, Great American Insurance Company, seeking reimbursement of defense costs and payments made by way of settlement related to the action initiated against the Company as noted above. The lawsuit has been filed in Superior Court of Washington For King County, Case No. 02-2-34891-2SEA, (LION, INC., A WASHINGTON CORPORATION (F/K/A PLENUM COMMUNICATIONS, INC., A MINNESOTA CORPORATION); AND ALLEN RINGER AND JANE DOE RINGER, INDIVIDUALLY AND AS A MARITAL COMMUNITY VS. GREAT AMERICAN INSURANCE CO., AN OHIO CORPORATION) with a trial date set for August 9, 2004. The Company is seeking for judgment against Great American in the amount of $392,820 for costs of defense; for the amount of $340,000 for the indemnity payment to the former director, for an amount no less than $57,600 for prejudgment interest on amounts paid, and for all of the Company's attorney's fees and costs. The Company is further seeking an award of damages under the Washington Consumer Protection Act and an award of consequential damages incurred and sustained by LION as a result of the alleged bad faith conduct of Great American. The action was commenced on April 1, 2003, by service on the Insurance Commissioner of the State of Washington as agent for the defendant. No amounts have been accrued in the December 31, 2003 financial statements in anticipation of these recoveries.

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

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



NOTE I - WARRANTS

The Company had the following warrants outstanding to purchase common shares as of December 31:

                                                                                      2003          2002
                                                                                   ---------     ---------

   Warrants issued as a finders fee for financing whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of
      $.60, expiring through April 2003                                                   --       105,000

   Warrants issued for legal services related to financing whereby one warrant entitles the holder to purchase one share of common stock at an exercise
      price of $.78, expiring through March 2003                                          --       200,000

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at an exercise
      price of $.40, expiring through March 2004                                   1,166,667     1,166,667
                                                                                   ---------     ---------

        Total                                                                      1,166,667     1,471,667
                                                                                   =========     =========


NOTE J - STOCK OPTIONS

The Company has a stock option plan accounted for under FASB Statement No. 123 "Accounting for Stock- Based Compensation." The plan allows the Company to grant options to employees for up to 50,000 shares of common stock per employee. Employee directors are eligible to receive option grants and direct stock issuances. Non-employee directors receive as an initial retainer options to purchase 50,000 shares of common stock, exercisable at not less than the fair market value of the Company's common stock on the day of grant. Thereafter, non-employee directors receive automatic option grants each year to purchase 15,000 shares of common stock upon their reelection at the annual meeting of shareholders. At December 31, 2003, 1,551,308 shares are available for future issuance under the plan. Options currently outstanding vest over a zero to five year period. Stock options are exercisable at not less than the market value of the Company's common stock on the date of grant.

The fair value of option grants are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 2003: expected volatility ranging from 129.01% to 132.03%; risk-free interest rate ranging from 3.58% to 3.83%; expected lives of 10 years; and, a zero percent dividend yield. The following weighted average assumptions were used for grants in fiscal year 2002: expected volatility of 112.43%; risk-free interest rate of 3.83%; expected lives ranging from 4 to 10 years; and, a zero percent dividend yield.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE J - STOCK OPTIONS - Continued

The Company recorded notes receivable from shareholders totaling $21,250 during 2001, for the exercise of these stock options. During 2002, the notes receivable of $21,250 was canceled and the related shares totaling 125,000 were retired due to non-payment of accrued interest and principal.

A summary of the Company's stock option plan activity is as follows:

                                                              2003                                  2002
                                                  -------------------------------     --------------------------------
                                                                      Weighted                             Weighted
                                                                       average                              average
                                                                      exercise                             exercise
                 Stock options                        Shares            price            Shares             price
   -------------------------------------------    ---------------    ------------     --------------     -------------

    Outstanding at beginning of year                  5,803,900      $      .54          5,822,000       $      .56
    Granted                                           3,635,000             .16            451,900              .12
    Forfeited                                        (1,409,375)            .58           (455,000)             .40
    Exercised                                          (101,116)            .19            (15,000)             .06
                                                  ---------------    ------------     --------------     -------------

    Outstanding at end of year                        7,928,409      $      .36          5,803,900       $      .54
                                                  ===============    ============     ==============     =============

    Options exercisable at end of year                4,368,790      $      .50          4,302,088       $      .57
                                                  ===============    ============     ==============     =============

    Weighted-average fair value of options
      granted during the year                                        $      .21                          $      .09
                                                                     ============                        =============

The following is a summary of stock options outstanding at December 31, 2003:

                               Outstanding Options                                           Options Exercisable
  -------------------------------------------------------------------------------    ------------------------------------
                                           Weighted-             Weighted-                                 Weighted-
                                            average          average remaining                              average
    Exercise price          Number           price            contractual life           Number          exercise price
  -------------------    -------------    -------------    ----------------------    --------------    ------------------

    $  .04 - $  .25        6,246,409         $  0.17            7.84 years             2,794,353            $   0.17
    $  .26 - $  .50           37,000         $  0.42             3.6 years                26,625            $   0.44
    $  .51 - $  .75          150,000         $  0.64             .98 years               141,250            $   0.63
    $  .76 - $ 1.00          940,000         $  0.82            1.05 years               909,375            $   0.82
    $ 1.01 - $ 1.93          555,000         $  1.67             .34 years               497,187            $   1.67
                         -------------                                               -------------
                           7,928,409                                                   4,368,790
                         =============                                               =============

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING
         ACTIVITIES

Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows for December 31:

                                                                         2003            2002
                                                                      ----------      ---------
 Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                            $   20,214      $  13,780

 Non-cash investing and financing activities
    Common stock retired for cancellation of notes receivable         $       --      $  21,250
    Assets acquired under capital leases and notes payable            $  139,255      $  37,829

On December 8, 2003, the Company purchased substantially all of the operating assets of Ignition Mortgage Technology Solutions, Inc. (see Note B). In conjunction with the acquisition, liabilities were assumed as follows:

 Fair value of assets acquired                   $    4,358,799
 Extraordinary gain on assets acquired               (2,103,946)
 Cash paid                                               (1,000)
                                                 ---------------
 Liabilities assumed                             $    2,253,853
                                                 ===============

NOTE L - RETIREMENT PLAN

The Company adopted a salary deferral retirement plan, or 401(k) plan, in April 2000. The plan covers all employees who meet the plan's eligibility requirements. Employees are eligible if they are at least age 18, they have completed the earlier of 1 year of service or 3 consecutive full calendar months of employment, their employment is not governed by terms of a collective bargaining agreement and they are not non-resident aliens who do not receive earned income from LION. The Company can make discretionary contributions to the plan. No contributions were made by the Company for the years ended December 31, 2003 and 2002.

NOTE M - CONCENTRATION OF CREDIT RISK

The Company has two customers in the mortgage industry whose accounts receivable balance represents 24% of the Company's total accounts receivable balance at December 31, 2003. Both customers had a zero balance at December 31, 2002.

NOTE N - RELATED PARTY TRANSACTIONS

In June 2003, the Company hired Tim Newberry as a consultant to help develop product plans for LION's core business. Fees for services rendered by Mr. Newberry during 2003 were $64,000 of which $60,000 was paid in 2003 and $4,000 was paid in 2004. On December 8, 2003, Mr. Newberry became Co-President in charge of operations for LION.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE N - RELATED PARTY TRANSACTIONS - Continued

During 2003, Randall Miles, a member of the Board of Directors, and SCM Capital Group LLC, of which Mr. Miles is the sole general partner, were collectively paid $280,000 for financial advisory services related to the acquisition of Ignition. On December 8, 2003, Mr. Miles became the Chief Executive Officer and Chairman of the Board of LION.

NOTE O - EARNINGS PER SHARE

The computational components of basic and diluted earnings (loss) per share are as follows:

                                                                                   2003
                                                                            -------------------
                                                         Numerator -           Denominator -          Per Share
                                                            Income                 Shares              Amount
                                                       -----------------    -------------------    ----------------
Basic EPS
    Income before extraordinary gain                    $     793,112            31,650,664          $          .03
    Extraordinary gain net of income tax expense
      of $76,271                                            2,027,675                                           .06
                                                       -----------------                           ----------------

                                                        $   2,820,787                                $          .09
                                                       =================                           ================

Effect of potential common stock
    Stock options                                                                   470,772
    Preferred stock                                                               1,500,000
                                                                            -------------------

Diluted EPS
    Income before extraordinary gain                    $     793,112            33,621,436          $          .02
    Extraordinary gain net of income tax expense
      of $76,271                                            2,027,675                                           .06
                                                       -----------------                           ----------------

                                                        $   2,820,787                                $          .08
                                                       =================                           ================


                                                                                   2002
                                                         Numerator -           Denominator -          Per Share
                                                             Loss                  Shares              Amount
                                                       -----------------    -------------------    ----------------

Basic and diluted EPS                                   $    (109,087)           31,244,711          $           --

During 2002, the effect of certain securities was anti-dilutive and, therefore, not included in the diluted loss per share calculation. As a result, diluted loss per share is the same as basic loss per share in 2002.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE P - PREFERRED STOCK

The Company issued 1,500,000 shares of preferred stock through a private placement offering in March 2001. Due to anti-dilution provisions, the conversion price of Series A Preferred Stock has been adjusted so that each share is now convertible at the rate of approximately 1.03 shares of Common Stock for each share of Series A Preferred Stock. The holder of each share of Series A Preferred Stock has the right to one vote for each share of Common Stock into which such Preferred Stock could then be converted.


NOTE Q - QUARTERLY RESULTS (UNAUDITED)

The following is a summary of unaudited results of operations for the two years ended December 31, 2003 and 2002:

                                                                                  Net             Net
                                                                             income (loss)    income (loss)
                                                                               per basic      per diluted
Fiscal Year Ended                            Operating           Net            common          common
December 31, 2003:          Revenues      Income (Loss)   Income (Loss)         share            share
                            --------      -------------   -------------         -----            -----

First Quarter             $  1,786,720     $  159,640      $    155,703        $     --          $     --
Second Quarter            $  1,830,974     $  134,720      $    130,778        $     --          $     --
Third Quarter             $  1,869,702     $  119,418      $    115,355        $     --          $     --
Fourth Quarter            $  2,646,692     $  426,190      $  2,418,951        $    .08          $    .07

Fiscal Year Ended
December 31, 2002:

First Quarter             $  1,510,963     $  (38,535)     $    (40,896)       $     --         $     --
Second Quarter            $  1,606,313     $   26,907      $   (324,834)       $   (.01)        $   (.01)
Third Quarter             $  1,628,238     $  157,926      $    115,461        $     --         $     --
Fourth Quarter            $  1,664,054     $  143,447      $    141,182        $     --         $     --

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


ITEM 8A.   CONTROLS AND PROCEDURES

         In December 2003, concurrent with closing the Ignition asset purchase the Company announced the appointment of Randall Miles as Chief Executive Officer.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report ("Evaluation Date.").

         Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that the information relating to LION required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to LION's management as appropriate to allow timely decisions regarding required disclosure.

         There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below is information concerning our directors, executive officers and other key employees.

           Name                     Age                Position
           ----                     ---                --------

    DIRECTORS:
    Randall D. Miles (1) (3)        47       Chairman, director
    John A. McMillan (3)            72       Director
    David Stedman                   54       Director
    J.C. "Tuck" Marshall (1)        57       Director
    Sam Ringer                      44       Director
    Griffith J. Straw (2)           55       Director
    Jacob L. Smith (1) (2)          64       Director

    EXECUTIVE OFFICERS:
    Randall D. Miles                47       CEO
    David Stedman                   54       Co-President, Sales and Marketing
    Tim Newberry                    42       Co-President, Operations
    Steve Thomson                   51       CFO, Corporate Secretary, Treasurer


       (1)  Member of the Audit Committee
       (2)  Member of the Compensation Committee
       (3)  Member of Nominating Committee

         Following is a discussion of the business background of each director and executive officer. All directors were elected to a one-year term at the Annual Meeting held December 13, 2002. Randall Miles, CEO, David Stedman, Co-President, and Sam Ringer, co-founder, are full-time employees of the Company. The other directors devote only such time as may be necessary to our business and affairs. There are no family relationships among any of the directors or executive officers of the Company.

DIRECTORS:

         RANDALL D. MILES has been a director of the Company since September 2002 and became Chairman and CEO in December 2003. Mr. Miles has over 20 years of experience in investment banking and financial services. He served as Managing Director of Investment Banking at D.A. Davidson & Co. from September 2001 to October 2003. During the period from June 1996 to September 2001, Mr. Miles was President and CEO of Advantage Funding Group, Inc, President of NAFCO Funding LLC, President of Quadrant Investment Bankers, Inc., and Managing Director of CBA Partners LLC and The Stone Pine Companies. Mr. Miles has served in a senior executive capacity at both large and mid-sized investment and merchant banks during the course of his career with particular focus on providing strategic and financial advisory counsel to public and private companies in many industry sectors that include software and technology. His transactional experience includes mergers and acquisitions, public and private capital raising as well as structured finance expertise. Mr. Miles graduated from the University of Washington in 1979 with a degree in finance and sits on the board of directors of privately held companies as well as non-profit charitable organizations.

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

         DAVID STEDMAN has been a director since August 2002 and served as Chief Executive Officer of the Company from August 2002 to December 2003, as President of LION since January 2001 to December 2003 and as Co-President since December 2003. Mr. Stedman joined LionInc.com, the former subsidiary of LION, in May 1999 as Vice President of Marketing & Sales. He served as its COO from January 2000 and as its President from October 2000 until its merger with the Company. Mr. Stedman has over 20 years of marketing experience that includes expertise in market analysis, systems development, strategic and market planning, identity creation, advertising and public relations. From 1989 to 1999 Mr. Stedman was a Vice President/Director of Marketing for Safeco Properties, a real estate development subsidiary of Safeco Insurance. Prior to Safeco Properties, Mr. Stedman held a number of positions with advertising agencies both here in the Northwest. Along with winning a variety of national and local advertising awards, Mr. Stedman has been a guest speaker for a design class at the University of Washington and has presented to a variety of business organizations. Mr. Stedman serves on the Board of Directors of a non-profit charitable organization.

         J.C. (TUCK) MARSHALL was appointed to the Board of Directors in July 1999. Mr. Marshall formerly served as President of the National Association of Mortgage Brokers (NAMB) and is currently the president of J.C. Marshall Financial Services Inc., a licensed brokerage of mortgages, real estate, and insurance in Tinley Park, Illinois. He is a former president of Margo Financial Services LLC, a national provider of wholesale residential mortgages and a division of Argo FSB. He is a former president of the Illinois Association of Mortgage Brokers Education Foundation and a member of the UG/UIG Advisory Board. He was formerly Advisory Association Member for Chase Mortgage. His past accomplishments also include president of the Illinois Association of Mortgage Brokers, NAMB Regional broker of the Year in 1995, NAMB Volunteer of the Year in 1996/1997, NAMB Legislative Chairman in 1998, and the receipt of the NAMB 2002 Distinguished Service Industry Award. As President of NAMB, Mr. Marshall developed contacts at all levels of congress and state governments through his lobbying efforts. He also developed strong working relationships with the leadership of the national and state mortgage broker associations along with the nation's leading mortgage industry companies. Mr. Marshall served as interim President of LionInc.com from March 2000 to October 2000.

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

OFFICERS:

         RANDALL MILES has served as the Chief Executive Officer of the Company since December 2003. See additional comments above for Mr. Miles under the heading "DIRECTORS".

         DAVID STEDMAN has served as Co-President of LION with responsibility for sales and marketing since December 31, 2003. Mr. Stedman was also Chief Executive Officer of the Company from August 2002 to December 2003 and President from January 2001 to December 2003. See additional comments above for Mr. Stedman under the heading "DIRECTORS".

         TIM NEWBERRY has served as Co-President of LION with responsibility for operations and product development since December 2003. Mr. Newberry has been developing and managing electronic technology for over 20 years and came to LION following 10 years at Ignition Mortgage Technology Solutions, Inc. where he held senior executive positions with oversight of sales, marketing, software development and risk management. Prior to employment with Ignition and its predecessor, Tuttle & Co., Mr. Newberry managed development of healthcare software systems as a Vice President for DeRoyal Industries. Mr. Newberry is an active member of the Mortgage Bankers Association of America and has served as a member of its Technology Committee. Mr. Newberry is a frequent speaker at mortgage industry conferences on the topics of mortgage technology, risk-based pricing, point-of-sale applications, and secondary marketing.

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


INFORMATION REGARDING THE BOARD AND ITS COMMITTEES

         The Board of Directors represents the interests of our stockholders as a whole and is responsible for directing the management of the business and affairs of LION, as provided by Washington law. Our board of directors is composed of seven members. Each director currently serves until the next annual meeting of stockholders or until his successor is duly elected and qualified. Our bylaws provide that the authorized number of directors will be between three and nine, with the exact number to be determined by a majority of our board of directors or stockholders.

COMMITTEES OF THE BOARD OF DIRECTORS

         The standing committees of the Board of Directors of the Company are the Audit Committee, Compensation Committee and Nominating Committee. Our board of directors may establish other committees to facilitate the management of our business. Below is a description of each committee of the Board of Directors.

         AUDIT COMMITTEE. The Audit Committee assists our Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit Committee's role includes discussing with management the Company's processes to manage business and financial risk, and for compliance with applicable legal and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent auditor engaged to prepare or issue audit reports on our financial statements. The Audit Committee relies on the expertise and knowledge of management, any internal auditors, and the independent auditor in carrying out its oversight responsibilities. The specific responsibilities in carrying out the Audit Committee's oversight role are set forth in the LION Audit Committee Charter. The Audit Committee Charter is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents.

         The Audit Committee consists of Messrs. Miles, Marshall and Smith. Two of the three current members of the Audit Committee, Messrs. Marshall and Smith, are "independent" as defined by Rule 4200(a)(15) of the NASD's listing standards. In connection with his assumption of the role of Chief Executive Officer of LION in December 2003, Mr. Miles has made or will make certain certifications required under the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC with respect to (i) our financial statements and other financial information included in periodic reports filed with the SEC, (ii) our disclosure controls and procedures regarding the disclosure to the certifying officers of material information relating to the Company, and (iii) our internal controls and whether there are any deficiencies in the design or operation of such internal controls. Although not independent, Mr. Miles has remained on the Audit Committee and meets with and makes reports to the Audit Committee with respect to the items which are the subject matter of his certifications and other matters. Because LION is not listed on a national securities exchange, neither SEC regulations nor listing standards require each member of the audit committee to be independent. Accordingly, we cannot assure you that the Board will have the necessary authority and practices in place to review and evaluate LION's business operations and to make decisions that are independent of our management.

         We do not have an "audit committee financial expert" serving on our Audit Committee, as that term is defined by SEC rules, which is basically limited to those who have prepared, audited, or directly supervised the audit of comparable public company financial statements. Our Board has not determined that any of the current members of the Committee is an audit committee financial expert; however, it has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to effectively serve and carry out the duties and responsibilities of the Committee. Furthermore, the Committee has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. Nevertheless, the Board believes it may be possible to recruit a person who meets the qualifications and is actively searching for a person to serve on the Board who would qualify as an audit committee financial expert.

         COMPENSATION COMMITTEE. The Compensation Committee reviews retirement and benefit plans and salaries and incentive compensation to be provided to our executive personnel, employees, and consultants, and recommends appropriate compensation and benefit levels. The Compensation Committee also administers our current stock option plan, including the approval of grants and options under the plan to our employees, consultants and directors and, in general, oversees general policy matters relating to our various compensation plans, including payroll, option, stock, medical and bonus plans.

         NOMINATING COMMITTEE. The Nominating Committee is responsible for identifying and recommending to the Board of Directors qualified nominees to become board members and considers shareholder recommendations for nominees to fill Board positions if such recommendations are received. The Nominating Committee also recommends to the Board of Directors regarding the size and composition of the Board as well as carrying out the duties set forth in the LION Nominating Committee Charter.

         The Nominating Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, being over 25 years of age, having business experience at a policy-making level, and having high moral character. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties. Their service on other boards of public companies should be limited to a number that permits them to perform responsibly all director duties. The Committee retains the right to modify these minimum qualifications from time to time.

         STOCKHOLDER NOMINEES. The Nominating Committee will consider director candidates recommended by stockholders provided the procedures set forth below are followed by stockholders in submitting recommendations. The Committee does not intend to alter in the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Any such recommendations by stockholders should include the nominee's name and qualifications for board membership and (together with any materials provided in connection with the nomination of a director candidate) should be addressed to: Corporate Secretary, LION, Inc., 4700-42nd Ave. SW, Suite 430, Seattle, WA, 98116. In addition, to be timely, the recommendation must be received by the Corporate Secretary within the time period prescribed for "Stockholder Proposals," as set forth in our proxy statement for our 2004 annual meeting.

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our executive officers, including financial officers and other finance organization employees. The Code of Ethics is publicly available on our website at www.lioncorp.net/lioncorp/information. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.


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

         We believe that there has been compliance with all Section 16(a) filing requirements applicable to our officers, directors and ten-percent beneficial owners.

ITEM 10.   EXECUTIVE COMPENSATION

         The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2003, 2002 and 2001 by our Chief Executive Officer and the other most highly compensated executive officers serving during the year ended December 31, 2003.

                           SUMMARY COMPENSATION TABLE*
                           ---------------------------

                                            Annual Compensation            Long-Term Compensation
                                    ----------------------------------    -----------------------
                                                                                      Securities
                                                                          --------    Underlying
                                                                           Stock       Options/
NAME AND PRINCIPAL POSITION          Year     Salary        Other          Awards      Warrants
---------------------------         ------   ---------   -------------    --------    -----------

Randall Miles, CEO (1)               2003    $  12,179           --            --      1,000,000
                                     2002           --           --            --         68,450

David Stedman,                       2003    $ 120,000   $   10,200(2)         --        300,000
  President/CEO (1)                  2002    $ 106,100   $   19,800(2)         --             --
                                     2001    $ 119,900           --            --        500,000
-
Steve Thomson, CFO                   2003    $ 104,000   $    9,400(3)         --             --
                                     2002    $  92,600   $   18,600(3)         --             --
                                     2001    $  76,100   $   36,500(3)         --        400,000

-------------------
(*) Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted.

(1) Mr. Stedman served as CEO from August 2002 to December 8, 2003, and Mr. Miles has served as CEO since December 8, 2003.

(2) During 2003, 143,000 shares of common stock were issued in lieu of cash compensation at fair market value with prices ranging from $.055 to $.128. During 2002, 276,500 shares of common stock were issued in lieu of cash compensation at fair market value with prices ranging from $.06 to $.08 per share.

(3) During 2003, 133,000 shares of common stock were issued in lieu of cash compensation at fair market value with prices ranging from $.055 to $.128. During 2002, 248,500 shares of common stock were issued in lieu of cash compensation at fair market value with prices ranging from $.06 to $.08 per share. During 2001, 320,000 shares of common stock were issued in lieu of cash compensation at fair market value with prices ranging from $.10 to $.15 per share.

OPTION GRANTS LAST FISCAL YEAR.

         The following table sets forth information regarding options granted to our executive officers during 2003.

                                            Number of         Percent of total
                                            securities         stock options
                                            underlying           granted to       Exercise or
                                           stock options        employees in       base price     Expiration
     NAME AND PRINCIPAL POSITION              granted            fiscal year         ($/Sh)          date
     ---------------------------           -------------      ----------------    -----------     ----------

Randall Miles, CEO                           1,000,000               27.5%            $0.18        12/08/13
David Stedman, President/CEO                   300,000                8.3%            $0.19         7/14/13

            During the year ended December 31, 2003, we granted employees 3,635,000 options to purchase shares of our common stock. The options have a ten-year term, but are subject to earlier forfeiture or cancellation in connection with termination of employment or upon the optionee's death or disability. 400,000 options vest based on the completion of specific projects. 1,000,000 options vest as follows; 1/3 each when the 20 day trading average equals $.35, $.70, and $1.00. The remaining options vest at 6 1/4 % each quarter over sixteen quarters.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE.

         The following table provides information with respect to stock options exercised by our named executive officers during the fiscal year ended December 31, 2003 and unexercised options held as of December 31, 2003. No stock appreciation rights were exercised during 2003 or were outstanding at December 31, 2003.

                                                         Number of Securities           Value of Unexercised
                               Shares                   Underlying Unexercised              In-the-Money
                              Acquired                     Options/Warrants                Options/Warrants
                                 on       Value         at Fiscal Year-End (#)           at Fiscal Year-End ($)
                              Exercise   Realized     ---------------------------     ----------------------------
           NAME                 (#)        ($)        EXERCISABLE   UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
           ----                 ---        ---        -----------   -------------     -----------    -------------

Randall Miles, CEO
      Options                      --         --         68,450       1,000,000        $ 12,471        $ 70,000

David Stedman,
  President/CEO
      Options                  47,991    $ 9,598        736,384         265,625        $ 24,850        $ 15,750

Steve Thomson, CFO
      Options                  45,000    $ 9,000        651,875           3,125        $ 17,750              --


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

EMPLOYMENT AGREEMENTS

         In December 2003, the Company entered into a three year employment agreement with Randall D. Miles, its CEO. The employment agreement provides for an initial annual salary of $200,000 and may include a bonus. In the event employment is terminated by the Company without cause, Mr. Miles will be entitled to a severance payment of 50% of his annual compensation. Mr. Miles is also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

         In December 2003, the Company entered into a three year employment agreement with Timothy F. Newberry, its Co-President of Operations. The employment agreement provides for an initial annual salary of $200,000 and may include a bonus. In the event employment is terminated by the Company without cause, Mr. Newberry will be entitled to a severance payment of 50% of his annual compensation. Mr. Newberry is also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

         In October 2001, the Company entered into employment agreements with Dave Stedman, its President, and Steve Thomson, its CFO. The employment agreements for Mr. Stedman and Mr. Thomson provided for initial annual salaries of $125,000 and $110,000, respectively. Each agreement has a term of three years and provides that the compensation will include a base and may include a bonus. In the event that employment is terminated by the Company without cause, they will be entitled to a severance payment of 50% of their annual compensation. They are also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause. Each agreement provides that they may elect to receive up to 20% of their salary in the form of restricted stock grants, valued using the 20 day trailing average closing price on the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of December 31, 2003 of the Company's common stock by (a) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director of the Company, (c) each of the executive officers named in the Summary Compensation Table on this Form 10 - KSB, and (d) all directors and executive officers of the Company as a group.


                                                 Shares (2)       Percent (3)
Name and Address (1)                            Beneficially       of Voting
Of Beneficial Owner                                Owned           of Shares
-------------------                                -----           ---------

DIRECTORS AND EXECUTIVE OFFICERS:
John A. McMillan                                2,645,966  (4)       7.74%
J.C. (Tuck) Marshall                              680,000  (5)       2.01%
Jacob L. Smith                                    170,000  (6)         *
Sam Ringer                                      1,708,920  (7)       5.10%
David Stedman                                   1,241,375  (8)       3.64%
Steve Thomson                                   1,398,375  (9)       4.12%
Randall D. Miles                                   68,450 (10)         *
Griffith J. Straw                                  68,450 (11)         *

OTHER BENEFICIAL OWNERS:
ICM Asset Management, Inc.                      1,500,000 (12)       4.50%

All directors and executive officers as a                           22.02%
group (9 persons)                               8,015,136


* Less than one percent.

(1) Except as noted below, the business address of the directors and executive officers is 4700-42nd Avenue SW, Suite 430, Seattle, WA 98116.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of December 31, 2003 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Percentage of beneficial ownership is based upon 33,319,094 voting shares outstanding as of December 31, 2003, consisting of 31,819,094 shares of common stock and 1,500,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock held by the person or group noted in the footnotes to this table is convertible into an equivalent number of shares of common stock.

(4) Includes 30,000 shares vested stock options and 833,333 shares underlying unexercised warrants.

(5) Includes 480,000 vested stock options.

(6) Includes 15,000 vested stock options.

(7) Includes 166,667 shares underlying unexercised warrants.

(8) Includes 773,884 vested stock options.

(9) Includes 651,875 vested stock options.

(10) Includes 68,450 vested stock options.

(11) Includes 68,450 vested stock options.

(12) ICM Asset Management, Inc. is deemed the beneficial owner of the 1,500,000 voting shares of Series A Preferred Stock by Koyah Leverage Partners LP, Koyah Partners LP and Jim Simmons because of their power to vote and dispose of those shares. The address of ICM Asset Management, Inc. is 601 W. Main Ave., Suite 600, Spokane, WA 99201.



EQUITY COMPENSATION PLAN INFORMATION.

         The following table gives information about equity awards under the Company's 1998 Plan and the individual equity arrangements as of December 31, 2003.

                                                     (a)                      (b)                      (c)
                                                                                                    Number of
                                                                                                    securities
                                                                                                  available for
                                                  Number of                                      future issuance
                                              securities to be             Weighted-              under equity
                                                 issued upon            average exercise          compensation
                                                 exercise of                price of             plans [excluding
                                                 outstanding               outstanding              securities
                                              options, warrants         options, warrants          reflected in
              Plan category                       and rights               and rights               column (a)]
------------------------------------------   ---------------------    ---------------------    ---------------------

Equity compensation plans approved by
security holders (1)                               7,928,409                  $.36                   1,551,308

Equity compensation plans not approved
by security holders (2)                              298,742                  $.16                          --
                                             ---------------------    ---------------------    ---------------------

Total                                              8,227,151                  $.35                   1,551,308
                                             =====================    =====================    =====================


(1) The Company maintains the 1998 Stock Option Plan pursuant to which it may grant options to eligible persons.

(2) The numbers set forth in the table include potential awards of common stock pursuant to salary conversion rights given to senior management in their employment agreements which were not required to be submitted to our stockholders for approval. The shares are valued using the 20 day trailing average closing price on the date of grant. The aggregate number of shares available for issuance is estimated based upon the average high and low bid price for LION's common stock for each quarter during 2003, as published by the OTC Bulletin Board. The individual plans are described more fully in Item 10 above.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Randall Miles has served as a director of the Company since October 2002. Effective December 8, 2003, Mr. Miles became Chairman and CEO of the Company. In October 2003, Mr. Miles was paid a non-refundable cash retainer in the amount of $30,000 to provide financial advisory services related to the potential purchase of assets of Ignition Mortgage Technology Solutions, Inc. The agreement provided for a success fee in the amount of $250,000 if the transaction was consummated. On December 8, 2003, the Company acquired the assets of Ignition Mortgage Technology Solutions, Inc., and the success fee of $250,000 was paid to SCM Capital Group LLC, an entity owned by Mr. Miles.

         Tim Newberry has served as Co-President in charge of operations since December 8, 2003. In June 2003, the Company hired Mr. Newberry as a consultant to help develop product plans for LION's core business. Fees for consulting services rendered by Mr. Newberry during 2003 totaled $64,000.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         Exhibits are incorporated as part of this Annual Report by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-B):

3.3 Articles of Incorporation of LION, Inc., incorporated by reference to Exhibit B to the Company's
         Definitive Proxy Statement dated October 20, 2000.
3.4 By laws of LION, Inc., a Washington corporation, incorporated by reference to Exhibit C to the Company's
         Definitive Proxy Statement dated October 20, 2000.
10.1 1998 Stock Option Plan with Form of Option Agreement, incorporated by reference to Registration
         Statement on Form S-8 filed July 28, 2003 (File No. 333-107402).
10.6 Office Suite Lease Agreement (Denver Property) dated as of September 19, 2000, incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended September 30, 2000.
10.8 Premises Lease Agreement (Seattle Property) - effective date August 1, 2001, incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended June 30, 2001.
10.9 Employment Agreement - S. Thomson, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2001.
10.10 Employment Agreement - D. Stedman, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2001.
10.11 Alliance Agreement dated May 6, 2002 between LION, Inc. and IMX, Inc., incorporated by reference to the same exhibit number to the Company's Form 8-K filed on June 6, 2002.
10.12 Lease Amendment # 2 (Denver Property) dated as of October 21, 2002, incorporated by reference to the same exhibit number to the Company's Form 10-KSB for the year ended December 31, 2002.
10.13 Asset Purchase Agreement dated December 8, 2003, by and among LION, Inc., Freddie Mac, and Ignition Mortgage Technology Solutions, Inc., incorporated by reference to the Report on Form 8-K filed December 23, 2003.
10.14    Employment Agreement - Randall D. Miles.
10.15    Employment Agreement - Timothy F. Newberry.
14.1     Code of Ethics for CEO and Senior Financial Officers.
23.1     Consent of Grant Thornton LLP.
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b) REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

     DATE OF THE REPORT          ITEM REPORTED
     ------------------          -------------

     October 29, 2003            Rescheduling of annual meeting of stockholders.
     December 23, 2003           Acquisition of certain assets of Ignition
                                 Mortgage Technology Solutions, Inc.


     The following reports were furnished under Item 12 of Form 8-K during the quarter ended December 31, 2003:

     DATE OF THE REPORT          DESCRIPTION
     ------------------          -----------

     October 29, 2003            Earnings Release - Preliminary Results for
                                 quarter ended September 30, 2003

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to Grant Thornton (audit and non-audit)

         The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of our annual financial statements for the years ended December 31, 2003 and 2002, and the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2003 and 2002, and fees billed for other services rendered by Grant Thornton LLP during those periods. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

             Fee Category                         2003                2002
--------------------------------------      ---------------     ----------------

 Audit Fees                                 $      54,390       $      48,917
 Tax Fees                                          26,181              13,634
 All Other Fees                                    94,500                 855
                                            ---------------     ----------------

                                            $     175,071       $      63,406
                                            ===============     ================


AUDIT FEES. Consist of assurance and related services that are reasonably related to the performance of the audit or review of LION's financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company's stock option plans, additional revenue compliance procedures related to performance of the review or audit of our financial statements, and accounting consultations regarding the application of GAAP to proposed transactions.

TAX FEES. Consist of the aggregate fees billed for professional services rendered by Grant Thornton LLP for tax compliance, tax advice, and tax planning. These services include preparation of federal and state income tax returns. Included in tax fees are $5,000 of accrued acquisition costs that were billed by Grant Thornton in 2004.

ALL OTHER FEES. Consists of fees related to the acquisition of assets of Ignition Mortgage Technology Solutions, Inc. and review of our Form S-8 registration statement in 2003. Included in other fees in 2003 are $72,500 of accrued acquisition costs that were billed by Grant Thornton in 2004. Fees in 2002 represent fees for services other than services reported above. All other fees may also include fees for services which would not impair the independence of the auditor which support our evaluation of the effectiveness of our internal controls and enhance the auditor's understanding of our system and controls not included in Audit Related Fees.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on March 30, 2004.

                                   LION, Inc.
                                   ----------
                                  (Registrant)

                            By: /s/ Randall D. Miles
                            --- --------------------
                                Randall D. Miles
                                CEO

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                         TITLE                    DATE
           ---------                         -----                    ----

    /s/ Randall D. Miles         Chairman of the Board and CEO    March 30, 2004
    /s/ John A. McMillan         Director                         March 30, 2004
    /s/ David Stedman            Director and Co-President        March 30, 2004
    /s/ J.C. (Tuck) Marshall     Director                         March 30, 2004
    /s/ Griffith J. Straw        Director                         March 30, 2004
    /s/ Sam Ringer               Director                         March 30, 2004
    /s/ Jacob L. Smith           Director                         March 30, 2004
    /s/ Steve Thomson            CFO                              March 30, 2004
    /s/ Lisa Bouchakian Dunn     Controller                       March 30, 2004

                                  EXHIBIT INDEX

3.3 Articles of Incorporation of LION, Inc., incorporated by reference to Exhibit B to the Company's
         Definitive Proxy Statement dated October 20, 2000.
3.4 By laws of LION, Inc., a Washington corporation, incorporated by reference to Exhibit C to the Company's
         Definitive Proxy Statement dated October 20, 2000.
10.1 1998 Stock Option Plan with Form of Option Agreement, incorporated by reference to Registration
         Statement on Form S-8 filed July 28, 2003 (File No. 333-107402).
10.6 Office Suite Lease Agreement (Denver Property) dated as of September 19, 2000, incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended September 30, 2000.
10.8 Premises Lease Agreement (Seattle Property) - effective date August 1, 2001, incorporated by reference to the same exhibit number to the Company's Form 10 - QSB for the quarter ended June 30, 2001.
10.9 Employment Agreement - S. Thomson, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2001.
10.10 Employment Agreement - D. Stedman, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2001.
10.11 Alliance Agreement dated May 6, 2002 between LION, Inc. and IMX, Inc., incorporated by reference to the same exhibit number to the Company's Form 8-K filed on June 6, 2002.
10.12 Lease Amendment # 2 (Denver Property) dated as of October 21, 2002, incorporated by reference to the same exhibit number to the Company's Form 10-KSB for the year ended December 31, 2002.
10.13 Asset Purchase Agreement dated December 8, 2003, by and among LION, Inc., Freddie Mac, and Ignition Mortgage Technology Solutions, Inc., incorporated by reference to the Report on Form 8-K filed December 23, 2003.
10.14    Employment Agreement - Randall D. Miles.
10.15    Employment Agreement - Timothy F. Newberry.
14.1     Code of Ethics for CEO and Senior Financial Officers.
23.1     Consent of Grant Thornton LLP.
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002