Form 10QSB
period 2004-03-31
LION INC/WA
filed 2004-05-17
CIK 941179

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

       As of May 5, 2004, there were 33,760,228 shares of the Company's common stock outstanding.

       Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                   LION, Inc.
                                  Form 10 - QSB
                      For the Quarter Ended March 31, 2004


                                                                           PAGE
                                                                          NUMBER
                                      INDEX

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

            Balance Sheets at March 31, 2004 (unaudited) and
            December 31, 2003                                                  3

            Statements of Operations for the three month periods
            ended March 31, 2004 and 2003 (unaudited)                          4

            Statements of Cash Flows for the three months
            ended March 31, 2004 and 2003 (unaudited)                          5

            Notes to Financial Statements                                      6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11

Item 3      Controls and Procedures                                           20

PART II     OTHER INFORMATION

Item 2      Changes in Securities and Use of Proceeds                         20

Item 6      Exhibits and Reports on Form 8 - K                                21

            Signatures                                                        22

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                   LION, Inc.
                                 BALANCE SHEETS

                                     ASSETS

                                                     March 31,
                                                       2004        December 31,
                                                    (Unaudited)        2003
                                                   ------------    ------------

CURRENT ASSETS
  Cash and cash equivalents                        $  3,472,629    $  2,883,314
  Accounts receivable, less allowance for
     doubtful accounts of $107,000 and
     $132,000 in 2004 and 2003, respectively          1,879,879       2,141,264
  Other receivables                                     472,640         620,708
  Prepaid expenses and other                            265,339         361,975
                                                   ------------    ------------

       Total current assets                           6,090,487       6,007,261

PROPERTY AND EQUIPMENT - net                          1,026,962       1,025,153

OTHER ASSETS
  Goodwill - net                                        273,955         273,955
  Other assets                                           82,908          82,908
                                                   ------------    ------------

                                                   $  7,474,312    $  7,389,277
                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $    351,458    $    189,727
  Accrued liabilities                                 1,383,596       1,647,931
  Current maturities of long-term obligations            77,510          82,452
  Deferred revenue                                    1,172,134       1,240,166
                                                   ------------    ------------

       Total current liabilities                      2,984,698       3,160,276

LONG-TERM OBLIGATIONS, less current maturities           70,618          85,822

COMMITMENTS AND CONTINGENCIES                                --              --

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000 shares
     of $.001 par value, liquidation value
     $900,000 at December 31,2003                            --           1,500
  Common stock - authorized, 50,000,000 shares
     of $.001 par value                                  33,735          31,819
  Additional contributed capital                     12,074,726      11,812,248
  Accumulated deficit                                (7,689,465)     (7,702,388)
                                                   ------------    ------------
                                                      4,418,996       4,143,179
                                                   ------------    ------------

                                                   $  7,474,312    $  7,389,277
                                                   ============    ============


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Revenues                                           $  3,877,393    $  1,786,720

Expenses
  Direct costs                                        1,464,350         315,556
  Selling and marketing                                 496,579         573,468
  General and administrative                          1,165,150         539,653
  Research and development                              600,250          87,401
  Depreciation and amortization                         134,372         111,002
                                                   ------------    ------------
                                                      3,860,701       1,627,080
                                                   ------------    ------------

       Operating income                                  16,692         159,640

Other income (expense)
  Interest expense
                                                         (5,523)         (4,046)
  Interest income                                         2,263             109
                                                   ------------    ------------

       Net income before tax                             13,432         155,703

  Income tax expense                                        509              --
                                                   ------------    ------------

       NET INCOME                                  $     12,923    $    155,703
                                                   ============    ============

Net income per common share, basic and diluted     $         --    $         --
                                                   ============    ============


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2004          2003
                                                    -------------    -----------
Cash flows from operating activities
  Net income                                         $     12,923    $  155,703
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and amortization                       134,372       111,002
      Stock options issued to employees
        and contractors                                   121,798           961
      Common stock issued in lieu of
        cash compensation                                      --         9,658
      Changes in assets and liabilities
        Accounts receivable                               261,385       (78,126)
        Other receivables                                 148,068            --
        Prepaid expenses and other                         96,636       (34,082)
        Accounts payable                                  161,731        72,969
        Accrued liabilities                              (264,335)       52,201
        Deferred revenue                                  (68,032)       25,024
                                                     ------------    ----------

           Net cash provided by
             operating activities                         604,546       315,310

Cash flows from investing activities
  Capitalized software development costs                  (86,973)      (80,911)
  Purchase of property and equipment                      (49,208)      (41,995)
                                                     ------------    ----------

           Net cash used in investing activities         (136,181)     (122,906)

Cash flows from financing activities
  Payments on notes payable and long-term obligations     (20,146)      (10,716)
  Proceeds from issuance of common stock on
    exercise of stock options and warrants                141,096            --
                                                     ------------    ----------

           Net cash provided by (used in)
             financing activities                         120,950       (10,716)
                                                     ------------    ----------

Net increase in cash and cash equivalents                 589,315       181,688

Cash and cash equivalents at beginning of period        2,883,314       403,917
                                                     ------------    ----------

Cash and cash equivalents at end of period           $  3,472,629    $  585,605
                                                     ============    ==========


Supplemental non-cash investing and
  financing activities:
    Assets acquired under capital leases             $         --    $   37,694


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A.   ORGANIZATION AND DESCRIPTION OF BUSINESS

       LION, Inc., dba LionInc.com, ( the "Company" or "LION"), a Washington corporation, is a provider of advanced business solutions that streamline the mortgage loan fulfillment process in the mortgage industry. From LEADS TO LOANS TO CAPITAL MARKETS, LION offers consistent, seamless business solutions to consumers, brokers, realtors, originators and lenders. LION provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communications tools.


NOTE B.   FINANCIAL STATEMENTS

       The unaudited financial statements and related notes are presented in accordance with the instructions for interim financial statements in Rule 310(b) of Regulation S-B, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10 - KSB of LION, Inc. and notes thereto, for its fiscal year ended December 31, 2003.


NOTE C.   SIGNIFICANT ACCOUNTING POLICIES

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

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE C.   SIGNIFICANT ACCOUNTING POLICIES - Continued

2.     REVENUE RECOGNITION - Continued

       Subscription and service fees are recognized as revenue over the respective subscription periods or at the time the services are provided. The Company accounts for its internally developed software products for external licensing in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION, and relevant Staff Accounting Bulletins. Revenue from licensing fees relating to the use of the LockPoint Xtra(R) product is recognized when all elements of the contract have been delivered to the customer. Revenue from monthly recurring charges from use of the Pipeline Tools product is recognized in the period in which the service is provided.

       Deferred revenue is recorded on prepaid subscriptions for periods ranging from 3 to 12 months and on advance billings or cash received for contracts that have undelivered elements.

3.     ACCOUNTS RECEIVABLE

       The Company's accounts receivable are due from companies in the mortgage industry, including lenders, and mortgage brokers. Credit is extended to most customers, and generally collateral is not required. Payments for accounts receivable are due upon receipt of the invoice, but in some cases they may be due within 15 to 60 days depending on the products or services provided.

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

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE C.   SIGNIFICANT ACCOUNTING POLICIES - Continued

5.     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

       The Company capitalizes software development costs intended for internal use. These costs are included in computer software in property and equipment and are amortized over a period of three years.

6.     USE OF ESTIMATES

       The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

7.     INCOME PER COMMON SHARE

       Basic income per share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. Common stock equivalents include preferred shares and options to purchase common stock. The weighted average number of common shares outstanding were 31,948,207 and 31,489,489 for the three months ended March 31, 2004 and 2003, respectively.

       Preferred shares outstanding were included in the computation of diluted earnings per share for the three month period ended March 31, 2003. On March 25, 2004, 1.5 million preferred shares were converted to 1,541,550 shares of common stock and were included in the basic weighted average number of shares at March 31, 2004. Warrants and options to purchase 7,619,659 shares of common stock were included in the computation of diluted earnings per share at March 31, 2004, however, warrants and options to purchase 6,600,567 shares of common stock at March 31, 2003 were excluded because their exercise price was greater than the average market price of the common shares.

8.     ADVERTISING COSTS

       Advertising costs are expensed as incurred.

9.     RESEARCH AND DEVELOPMENT COSTS

       All expenditures for research and development costs are expensed in the year incurred.

10.    INCOME TAXES

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

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE C.   SIGNIFICANT ACCOUNTING POLICIES - Continued

11.    STOCK ISSUED FOR SERVICES

       Issuances of shares of the Company's stock to employees or third-parties for compensation or services are valued using the closing price on the date of grant.

12.    STOCK OPTIONS

       Effective January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Compensation expense is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. The Company recognizes compensation expense over the vesting period for these options granted. Under the intrinsic value method reported previously, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price on the date of grant for all prior grants.

       The following table illustrates the effect on net income and on net income per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2004           2003
                                                    ------------    ------------

         Net income, as reported                     $    12,923    $   155,703
         Add: Stock-based employee compensation
            expense included in reported net income      121,798            195
         Deduct: Total stock-based employee
            compensation expense determined under
            fair value based method for all awards*     (171,465)      (106,648)
                                                     -----------    -----------
         Pro forma net (loss) income                 $   (36,744)   $    49,250
                                                     ===========    ===========
         Income (loss) per share:
             Basic and diluted - as reported         $        --    $        --
             Basic and diluted - pro forma           $        --    $        --

* ALL AWARDS refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - awards for which the fair value was required to be measured under Statement 123.

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE C.   SIGNIFICANT ACCOUNTING POLICIES - Continued

13.    Fair Value of Financial Instruments

       The fair value of financial instruments are accounted for in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires that the Company disclose the fair value of its financial instruments for which it is practicable to estimate fair value. The carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, accounts receivables, accounts payable and accrued liabilities meeting the definition of a financial instrument approximate fair value because of the short term maturity of these instruments. The fair value of long-term debt approximates fair value based on the incremental borrowing rate currently available to the Company for loans with similar terms and maturities.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

       In December 2003, we completed a strategic acquisition that has accelerated our ability to deliver advanced business solutions to an expanded universe of larger, more diverse customers, and remain consistent with our focus on enhancing the Company's ability to attain its strategic objectives. These objectives include solidifying a reputation as a preferred business partner in the mortgage industry while generating sustainable growth in revenue and profitability. LION's acquisition of substantially all of the assets of Ignition Mortgage Technology Solutions, Inc. ("Ignition") represented an opportunity to acquire compatible products that extend our customer base, add incremental technology and intellectual property that would have required years of development and tens of millions of dollars of investment for LION to generate organically, and to assimilate a cadre of highly talented industry professionals.

       The first quarter 2004 results were impacted significantly by this acquisition and are summarized as follows:

CONDENSED RESULTS

                                      Three months ended
                                           March 31,
                                  --------------------------
                                      2004           2003
                                  -----------    -----------

Revenues                          $ 3,877,393    $ 1,786,720
Operating expenses                  3,860,701      1,627,080
                                  -----------    -----------
    Operating income                   16,692        159,640
Other expense - net
                                       (3,260)        (3,937)
                                  -----------    -----------
                                       13,432        155,703
Income tax expense                        509             --
                                  -----------    -----------
    Net income                    $    12,923    $   155,703
                                  ===========    ===========

Net income per common share
        Basic                     $        --    $        --
                                  ===========    ===========
        Diluted                   $        --    $        --
                                  ===========    ===========

       Revenue was $3.88 million, up $2.09 million or 117% from $1.79 million for the first quarter of 2003. Of this increase, $1.95 million was attributable to the LockPoint Xtra(R) and Pipeline Tools products from the Ignition acquisition and approximately $136,000 was from LION's original core business comprised of LION Pro, Mortgage 101 and Retail Websites. Net income for the first quarter was $12,923 compared to $155,703 for the same quarter in the prior year. The lower profit was anticipated as the cost of integrating the operations of LION and Ignition are expected to be prevalent throughout the first six to nine months of 2004. In addition, there were one-time legal, audit and compensation expenses during the first quarter that will not recur during the second quarter. During 2004, LION will be integrating product lines, facilities, datacenters and other infrastructure. While we expect increased profitability in the second quarter compared to the first quarter, we anticipate a more significant growth in profitability during the last half of 2004.

       LION has been predominately a broker centric company. Due to the acquisition of Ignition assets, we have seen a shift to a more diversified customer base. The percent of revenue from lender customers has now increased to 56% in the first quarter of 2004 compared to 15% in the same quarter in the prior year.

This increase is due primarily to the LockPoint Xtra(R) and Pipeline Tools product lines. This revenue mix in the first quarter from lender and broker customers should be consistent throughout 2004.

       LION's shift from a subscription based business model to a blend of subscription based and transaction based models continues to move forward. The subscription based model has performed well for LION in competitive markets with rising interest rates. The transaction based model allows LION to take advantage of higher loan origination volumes when interest rates are low. During the first quarter of 2004, revenues from LION's transaction based model comprised 54% of total revenues compared to only 4% in the same quarter in the prior year. We currently have no plan to achieve a certain percentage of our business as transaction based. Our intent is to have a blend of both models that will have scalability for the future.

       During the first quarter, product releases and feature set upgrades were launched for all of our product lines; LION Pro Mortgage 101, Retail Websites, Lockpoint Xtra(R), and Pipeline Tools. There were also terminations or non-renewals of two Pipeline Tools and one LockPoint Xtra(R) contracts that were offset by a strengthening of sales in all product lines during the latter half of the quarter. This included a sale of each product for LockPoint Xtra(R) and Pipeline Tools. The LockPoint Xtra(R) sale is intriguing as it will be LION's first sale that combines the functionality of LockPoint Xtra(R) and Retail Website technologies and tools. This will begin our process of combining the strength of the Ignition and LION product lines.

       With the loss of two Pipeline Tools and one LockPoint Xtra(R) contracts in the first quarter, it is possible that revenue for the second quarter could be slightly less than first quarter. However, with strong sales in all product lines in the latter half of first quarter which have extended into the second quarter, the new launches of product releases and feature set upgrades on all products, and the ongoing integration of the Ignition and LION products, management still anticipates a doubling of revenue for 2004 compared to 2003.


BACKGROUND ON PRODUCTS AND SERVICES

       During 2004, LION will be assessing and integrating the product lines of LION and Ignition so that it can better serve broader segments of the mortgage industry. As various phases of the product integration are completed, we will begin talking about our products and services differently. Currently, stand alone products include LION Pro, Mortgage 101, Retail Web Sites, LockPoint Xtra(R), and Pipeline Tools. Any statistics or metrics noted below are as of March 31, 2004.

       LION PRO, used by over 7,500 mortgage brokers nationwide, consists of LION Loan Search, LoanLink (subprime loan exchange platform), News Now (high-value market data) and Ratesheets on Demand (aggregated ratesheets). It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily in 77 regions in the country. There are 128 participating lenders and nearly 133,000 regionalized loan programs in the loan search database. Revenues from the LION Pro product line are generated from mortgage brokers and originators subscribing to the service, origination teams private-labeling this service for their own companies, and from participating lenders.

       MORTGAGE 101 is an interactive service provided through LION's www.mortgage101.com consumer portal which connects potential mortgage applicants with a network of mortgage lenders who offer mortgage programs, rates, and services. Mortgage 101 also provides education to home buyers and owners through informative articles, interactive calculators and real-time rate comparison technology. This product is one of the leading sources of leads for real estate financing by mortgage originators and is a preferred platform for them to market to their customers. Through the Mortgage 101 brand, LION has grown its co-branded real estate sites to over 39,000 which consist of realtors, real estate offices, relocation sites, associations, and city portals. Traffic from these branded and co-branded sites along with search engine activity averages over 400,000 unique visitors each month to this consumer portal. Revenues are generated from mortgage brokers or originators who participate in the pay-per-lead program or advertise through the Mortgage 101 site.

       RETAIL WEB SITES are offered to mortgage companies and individual originators to help educate consumers about mortgages, market their services to borrowers, generate more business, efficiently connect with service providers, and better serve their borrowers. This product is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations. Both template and custom design solutions deliver a combination of standard and custom content to over 2,700 web sites and over 4,700 user accounts. Revenues are generated from web site set up and monthly hosting fees along with fees for related functionality tools.

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

DETAILED RESULTS OF OPERATIONS

REVENUES

                                         Three Months Ended March 31,
                                         ----------------------------
                                             2004            2003
                                         ------------      ----------
         REVENUES BY PRODUCT:
         Lion Pro                        $    776,391      $  775,309
         Mortgage 101                         547,766         512,505
         Retail web sites                     598,744         498,906
         LockPoint Xtra                       764,177              --
         Pipeline Tools                     1,190,315              --
                                         ------------      ----------

         Total revenues                  $  3,877,393      $1,786,720
                                         ============      ==========

       LION PRO revenues for first quarter 2004 were actually more successful than the increase over the same quarter in the prior year of $1,082 might indicate. Included in this product line category are revenues from two alliance partnerships that were discontinued by the end of 2003. Revenues from these alliances declined approximately $97,000 in the first quarter of 2004 compared to the same quarter in the prior year. Revenue from LION Pro Corporate, LION Pro Individual and lenders who participate in the underlying database increased approximately $98,000 in the first quarter compared to the same quarter in the prior year. There are now 59 LION Pro Corporate accounts as of the end of March 2004 comprising over 2,500 users.

       MORTGAGE 101 revenues, which are comprised of LION's subscription and pay-per-lead based lead programs along with broker ad banner programs, increased approximately $35,261 or 7% over the same quarter in the prior year. This increase is lower than the trends LION saw during 2003 due to decreased loan volumes that resulted from lower refinance volumes in late 2003 and early 2004. LION's shift to a pay-per-lead model in 2003 is the main reason this product line has been able to continue its growth trend. During the first quarter of 2004, 53% of Mortgage 101 revenue was due to the transactional or pay-per-lead concept whereas only 5% was transactional based in the same quarter in the prior year. The Company will continue to be challenged to duplicate or exceed the Mortgage 101 revenues in 2004 as industry loan origination volumes will probably decline throughout 2004 as interest rates begin to climb. The refinement of LION's pay-per-lead model will play an important role in meeting this challenge.

       RETAIL WEB SITE revenues increased approximately $100,000 or 20% in the first quarter of 2004 compared to the same quarter in the prior year. The Company continues to successfully compete with this product line due to a suite of professional web site products designed to provide comprehensive internet based business solutions to mortgage companies of all sizes which feature both template based and customized design solutions.

       LOCKPOINT XTRA(R) and PIPELINE TOOLS revenues are generated from initial implementation fees with new customers, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services. Revenues are primarily transactional based and are contributing successfully to LION's move to a more diversified mix of transactional based and subscription based revenues. The two products contributed approximately $1,954,000 to the Company's revenue during the first quarter of 2004.

OPERATING EXPENSES

                                          Three Months Ended March 31,
                                          ---------------------------
                                              2004            2003
                                          -----------     -----------

       Direct costs                       $ 1,464,350     $   315,556
       Selling and marketing                  496,579         573,468
       General and administrative           1,165,150         539,653
       Research and development               600,250          87,401
       Depreciation and amortization          134,372         111,002
                                          -----------     -----------

       Total operating expenses           $ 3,860,701     $ 1,627,080
                                          ===========     ===========

DIRECT COSTS

       Direct costs are comprised primarily of web site fulfillment, technology infrastructure support, product and contract support, product deployment/onboarding, quality control, and salaries related to the daily updates to rates, fees, and other loan program information. Direct costs increased to $1,464,350 from $315,556 for the three months ended March 31, 2004 and 2003, respectively. This represents an increase of $1,148,794 or 364%. Direct costs as a percentage of revenues increased to 38% from 18% for the three months ended March 31, 2004 and 2003, respectively. Approximately 85% of the increase is attributable to the added infrastructure related to the Ignition asset purchase. LION now has two major data centers, one a primary and the other a redundant backup. In addition, the LockPoint Xtra(R) and Pipeline Tools products require allocated resources to deliver and maintain the underlying service to customers. Compared to LION's other products, the LockPoint Xtra(R) and Pipeline Tools products require more time and resources to deploy before a service is up and running. Once the infrastructure of LION and Ignition are integrated by the end of the second quarter or early in the third quarter of 2004, the Company should be able to reduce direct costs over the last half of 2004.

SELLING AND MARKETING

       Selling and marketing expenses are comprised of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses decreased to $496,579 from $573,468 for the three months ended March 31, 2004 and 2003, respectively. This represents a decrease of $76,889 or 13%. These expenses as a percentage of revenues were 13% and 32% for the three months ended March 31, 2004 and 2003, respectively. The decrease is primarily due to the elimination of approximately $141,000 of sales, support and marketing efforts related to the two alliances that the Company was involved with during the first part of 2003 that were discontinued later in that year. This reduction was offset by an increase of approximately $64,000 of selling and marketing expenses due to the positive efforts of LION's commissioned broker sales force and the addition of seasoned sales personnel related to the Ignition asset acquisition.

GENERAL AND ADMINISTRATIVE

       General and administrative expenses are comprised of management and administrative salaries and related costs, legal and audit fees, outside consulting services, telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased to $1,165,150 from $539,653 for the three months ended March 31, 2004 and 2003, respectively. This represents an increase of $625,497 or 116%. General and administrative expenses as a percentage of revenues were 30% for both of the first quarters of 2004 and 2003. Approximately 84% of this increase in expense was directly related to the impact of the Ignition asset purchase. The increase was due primarily to the addition of a new CEO and Co-President of operations in December 2003, one-time incentive bonuses to various management personnel due to the successful completion of the Ignition asset purchase, various infrastructure integration efforts, and legal and audit fees incurred during the first quarter.

RESEARCH AND DEVELOPMENT

       Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $600,250 from $87,401 for the three months ended March 31, 2004 and 2003, respectively. This represents an increase of $512,849 or 587%. Research and development expenses as a percentage of revenues were 15% and 5% for the three months ended March 31, 2004 and 2003, respectively. Approximately 79% of this increase was attributable to research and development efforts on the LockPoint Xtra(R) and Pipeline Tools product lines. The remainder of the increase was due to efforts in the LION Pro, Mortgage 101 and Retail Website product lines. The Company will continue to focus on various key initiatives including but not limited to enhancing the conversion of consumer traffic into higher-value lead generation and developing new functionality to the retail web site and LION Pro suite of products. The LockPoint Xtra(R) and Pipeline Tools product lines have defined and established research and development functions in the Company's Gig Harbor, Washington and Sausalito, California locations. While the Company anticipates a higher commitment to research and development in 2004 compared to 2003 in order to support its product initiatives, it is also apparent that the underlying resources need to be evaluated so that they are used in the most efficient way for the individual product lines and also the integration of various components of these product lines. Extensive concept, design and implementation efforts will be necessary as the product lines of LION and Ignition are integrated in order to provide a seamless mortgage business solution to consumers, realtors, mortgage originators and lenders on a single integrated technology platform.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization expense increased to $134,372 from $111,002 for the three months ended March 31, 2004 and 2003, respectively. This represents an increase of $23,370 or 21%. The increase is due to additional depreciation related to the purchase of equipment, computers and software along with the addition of internally developed software for internal use.


LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its liquidity needs over the last several years through revenue generated from operations and equipment lease financing. During the first quarter of 2004, the Company also received proceeds through the exercise of warrants and stock options. With the recent increase in the Company's stock price, it is possible that additional proceeds could be generated during the remainder of 2004 through the exercise of in-the-money stock options.

       At March 31, 2004, we had approximately $3,473,000 in cash and cash equivalents and working capital of approximately $3,106,000. The Company's liquidity position has never been better. The change in cash and cash equivalents is as follows:

                                           Three Months Ended March 31,
                                          -----------------------------
                                              2003              2002
                                          -----------       -----------
       NET CASH PROVIDED BY (USED IN)
       Operating activities               $   604,546       $   315,310
       Investing activities                  (136,181)         (122,906)
       Financing activities                   120,950           (10,716)
                                          -----------       -----------

       Net increase                       $   589,315       $   181,688
                                          ===========       ===========

OPERATING ACTIVITIES

       During the three months ended March 31, 2004, operating activities provided net cash of $604,546. The net cash provided by operating activities was primarily attributable to revenue growth, primarily from the Retail Websites, LockPoint Xtra(R) and Pipeline Tools product lines and payments on accounts receivable, primarily from large accounts receivable balances acquired in the Ignition asset purchase, which were offset by a pay down of accrued liabilities related to legal, accounting and other fees associated with the acquisition of Ignition assets.

INVESTING ACTIVITIES

       During the three months ended March 31, 2004, investing activities used cash of $136,181 and was primarily due to the capitalized portion of software development costs related to the enhancement of underlying infrastructure delivering the LION Pro Corporate product line and upgrades to computer hardware and software.

FINANCING ACTIVITIES

       During the three months ended March 31, 2004, net proceeds from financing activities were $120,950. Warrants and stock options were exercised during the quarter totaling approximately $141,000. This was offset by payments totaling approximately $20,000 on notes payable and capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades over the previous two years. Due to the Company's present stock price and existence of many stock options that are in-the-money, the exercise of stock options could continue to be source of funds throughout 2004.

COMMITMENTS AND CAPITAL EXPENDITURES

       The Company has no material commitments for capital expenditures for 2004. The acquisition of Ignition assets included two major datacenters in Sunnyvale, California and Seattle, Washington, but equipment and software used to operate the datacenters is up to date. During 2004, a replacement program of this equipment will be developed and during 2005 and 2006 will be implemented.

OVERALL LIQUIDITY AND CAPITAL RESOURCES

       It is management's assessment that its liquidity and capital resource needs for its growth plans for 2004 and extending into 2005 will be adequately met through its working capital and cash flows from operations.

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

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

       We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $8.1 million from $6.4 million for 2003 and 2002, respectively. Revenue increased to $3,877,393 for the first quarter of 2004 compared to $2,646,692 for the prior quarter and $1,786,720 for the first quarter of 2003. The Company anticipates strong growth in revenue in 2004 compared to 2003. While we sustained a loss in 2002 totaling approximately $109,000, we have had seven consecutive quarters of profitability beginning the third quarter of 2002 through the first quarter of 2004. Due to the acquisition of most of the assets of Ignition in December 2003, the Company will be faced with additional costs during the first six months of 2004 and perhaps longer while it integrates and streamlines its facility, telecommunications, datacenter and other infrastructure. Until this integration is complete, profitability will be constrained.

       Although we currently anticipate that 2004 will be a profitable year, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, control of expenses levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other factors set forth below.

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

       We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION. We are continuing to create the redundancies that will reduce the reliance on these individuals, but have not completed this task and will not for at least the remainder of 2004 if not longer. Furthermore, we have not entered into employment agreements with these significant employees except for our CEO, Co-President of Sales and Marketing, Co-President of Operations, CFO and the product manager for our Mortgage 101 product group. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options, which currently serve to retain and motivate key employees as they become vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at LION, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

       Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line as a result of the acquisition of Ignition assets carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. As part of the acquisition, LION became the assignee of certain customer contracts, most of which have initial contract periods or renewals expiring throughout 2004 and 2005 and typically have renewable successive one-year terms and in a few cases successive two-year terms. Revenues from these contracts are expected to comprise over 40% of the Company's anticipated revenues in 2004. While we did have one LockPoint Xtra customer and two Pipeline Tools customers discontinue their contracts with us during the first quarter of 2004, we also had two new sales during the quarter for one LockPoint Xtra and one Pipeline Tools. Revenue recognition from these two new sales probably will not be reported until sometime during the third quarter. While we have no reason to believe the other large contracts will not be renewed, there can be no assurance that these former Ignition customers will renew their contracts with LION, or that we will be able to attract new customers at rates sufficient to maintain a stable or growing revenue base. If we are unsuccessful in enrolling new customers to equalize the attrition rate, if any, of existing Ignition customers, our overall share of the advanced business solution market could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

       We do not have multiple site capacity for our LION Pro, Mortgage 101 or Retail Web Site services, however, we do have this in place for our LockPoint Xtra(R) and Pipeline Tools services. We are in the process of developing multiple site capacity for all of our services, but this will not be completed until some time late in 2004. We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful servers. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. The prospect of such unscheduled interruptions is possible in the foreseeable future, and we are unable to predict their occurrence, duration or cessation.

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

VOLUME OF SHARES ELIGIBLE FOR SALE COULD IMPAIR OUR STOCK PRICE AND HINDER FUTURE FINANCING EFFORTS.

       As of March 31, 2004, virtually all of the 33,735,228 outstanding shares of common stock held by existing shareholders were currently eligible for resale in the open market, subject in certain cases to the volume and other conditions of Rule 144. There are no contractual restrictions on the resale of the outstanding common stock. The sale in the public market of these shares of common stock, or the perception that these sales may occur, may depress prevailing market prices of the common stock or hinder potential future financing efforts.


ITEM 3.      CONTROLS AND PROCEDURES

       Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

       During March 2004, the Company sold an aggregate of 333,334 shares of common stock to two existing shareholders of the Company at a purchase price of $.40 per share in connection with the exercise of outstanding warrants for an aggregate purchase price of $133,334. The investors were accredited or sophisticated purchasers. The Company issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the share certificates issued in the transactions. The offering was made without the use of any general solicitation or advertising. All recipients had access to all material information concerning the Company.

       During March 2004, the Company's two preferred shareholders converted all of their 1.5 million shares of Series A Preferred Stock into 1,541,550 shares of common stock. The Company issued the common stock in reliance upon the exemptions from registration provided by Sections 3(a)(9) and 4(2) of the Securities Act. The investors were accredited purchasers and had access to all material information concerning the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)    Reports on Form 8-K

       The following report on Form 8-K was filed during the quarter ended March 31, 2004:

       DATE OF THE REPORT     ITEM REPORTED

       February 23, 2004      Acquisition of certain assets of Ignition Mortgage
                              Technology Solutions, Inc., containing audited financial statements of Ignition and unaudited
                              PRO FORMA financial information


       In addition, we furnished to the SEC reports on Form 8-K on February 2, 2004 and February 26, 2004. The February 2, 2004 Form 8-K was for the purpose of furnishing a letter to shareholders from the Chairman of the Company. The February 26, 2004 Form 8-K was for the purpose of the press release announcing our financial results for the fiscal quarter and year ended December 31, 2003.

                                   SIGNATURES

       In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LION, INC.
                                  (Registrant)

         Date: May 17, 2004                     By:      /s/ Randall D. Miles
                                                         --------------------
                                                         Randall D. Miles
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