Form 10QSB
period 2004-06-30
LION INC/WA
filed 2004-08-16
CIK 941179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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


         As of August 9, 2004, approximately 34,036,613 shares of the Company's common stock were outstanding.

                                   LION, Inc.
                                  Form 10 - QSB
                       For the Quarter Ended June 30, 2004

                                                                                             PAGE
                                            INDEX                                           NUMBER

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003 (restated)        3

           Statements of Operations for the three month period ended June
           30, 2004, the three month period ended June 30, 2003 (restated)
           and the six month periods (restated) ended June 30, 2004 and 2003
           (unaudited)                                                                         4

           Statements of Cash Flows for the six months ended June 30, 2004 and 2003
           (unaudited and restated)                                                            5

           Notes to Financial Statements                                                       6

Item 2     Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                         12

Item 3     Controls and Procedures                                                            23

PART II    OTHER INFORMATION

Item 2     Changes in Securities and Use of Proceeds                                          24

Item 4     Submission of Matters to a Vote of the Security Holders                            24

Item 6     Exhibits and Reports on Form 8 - K                                                 25

           Signatures                                                                         25

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                                   LION, Inc.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                      June 30,
                                                                                        2004              December 31,
                                                                                     (Unaudited)              2003
                                                                                     ------------         ------------
                                                                                                           (Restated)

CURRENT ASSETS
    Cash and cash equivalents                                                        $  3,677,737         $  2,883,314
    Accounts receivable, less allowance for doubtful accounts of $103,000 and
       $132,000 in 2004 and 2003, respectively                                          1,785,307            2,141,264
    Other receivables                                                                        --                620,708
    Prepaid expenses and other                                                            638,612              361,975
                                                                                     ------------         ------------

         Total current assets                                                           6,101,656            6,007,261

PROPERTY AND EQUIPMENT - net                                                            1,015,258            1,025,153

OTHER ASSETS
    Goodwill - net                                                                        273,955              273,955
    Other assets                                                                           82,908               82,908
                                                                                     ------------         ------------

                                                                                     $  7,473,777         $  7,389,277
                                                                                     ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                 $    287,490         $    189,727
    Accrued liabilities                                                                   998,337            1,647,931
    Current maturities of long-term obligations                                            72,714               82,452
    Deferred revenue                                                                    1,211,049            1,306,224
                                                                                     ------------         ------------

         Total current liabilities                                                      2,569,590            3,226,334

LONG-TERM OBLIGATIONS, less current maturities                                             54,888               85,822

COMMITMENTS AND CONTINGENCIES                                                                --                   --

STOCKHOLDERS' EQUITY
    Preferred stock - authorized, 5,000,000 shares of $.001 par value,
       liquidation value $900,000 at December 31, 2003                                       --                  1,500
    Common stock - authorized, 50,000,000 shares of $.001 par value                        34,014               31,819
    Additional contributed capital                                                     12,193,412           11,812,248
    Accumulated deficit                                                                (7,378,127)          (7,768,446)
                                                                                     ------------         ------------
                                                                                        4,849,299            4,077,121
                                                                                     ------------         ------------

                                                                                     $  7,473,777         $  7,389,277
                                                                                     ============         ============


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three months ended June 30,        Six months ended June 30,
                                      ----------------------------      ----------------------------
                                          2004             2003             2004             2003
                                      -----------      -----------      -----------      -----------
                                                        (Restated)       (Restated)       (Restated)

Revenues                              $ 3,576,094      $ 1,818,055      $ 7,446,275      $ 3,591,670

Expenses
    Direct costs                        1,328,280          338,381        2,792,630          653,937
    Selling and marketing                 552,086          586,612        1,048,665        1,160,080
    General and administrative            899,277          565,399        2,064,427        1,105,052
    Research and development              696,557           91,128        1,296,807          178,529
    Depreciation and amortization         144,210          114,734          278,582          225,736
                                      -----------      -----------      -----------      -----------
                                        3,620,410        1,696,254        7,481,111        3,323,334
                                      -----------      -----------      -----------      -----------

         Operating (loss) income          (44,316)         121,801          (34,836)         268,336

Other income (expense)
    Interest expense                       (5,142)          (4,932)         (10,665)          (8,978)
    Interest income                         2,178              990            4,441            1,099
    Other income                          433,388             --            433,388             --
                                      -----------      -----------      -----------      -----------

         Net income before tax            386,108          117,859          392,328          260,457

Income tax expense                          1,500             --              2,009             --
                                      -----------      -----------      -----------      -----------

         NET INCOME                   $   384,608      $   117,859      $   390,319      $   260,457
                                      ===========      ===========      ===========      ===========

Net income per common share,
     basic and diluted                $       .01      $      --        $       .01      $       .01
                                      ===========      ===========      ===========      ===========


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six months ended June 30,
                                                                                -------------------------------
                                                                                    2004                2003
                                                                                -----------         -----------
                                                                                 (Restated)          (Restated)

Cash flows from operating activities
    Net income                                                                  $   390,319         $   260,457
    Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation and amortization                                             278,582             225,736
          Write off of capitalized software development costs                        13,954                --
          Compensation expense for stock options issued to employees and
              contractors                                                           151,175               5,659
          Common stock issued in lieu of cash compensation                             --                19,636
          Common stock issued for services received                                  60,000                --
          Changes in assets and liabilities
              Accounts receivable                                                   355,957             (84,952)
              Other receivables                                                     620,708                --
              Prepaid expenses and other                                           (276,637)            (72,739)
              Accounts payable                                                       97,763              37,565
              Accrued liabilities                                                  (649,594)             96,826
              Deferred revenue                                                      (95,175)             54,781
                                                                                -----------         -----------

                  Net cash provided by operating activities                         947,052             542,969

Cash flows from investing activities
    Capitalized software development costs                                         (199,048)           (141,037)
    Purchase of property and equipment                                              (83,593)            (65,942)
                                                                                -----------         -----------

                  Net cash used in investing activities                            (282,641)           (206,979)

Cash flows from financing activities
    Payments on notes payable and long-term obligations                             (40,672)            (21,914)
    Proceeds from issuance of common stock on exercise
        of stock options and warrants                                               170,684                --
                                                                                -----------         -----------

                  Net cash provided by (used in) financing activities               130,012             (21,914)
                                                                                -----------         -----------

Net increase in cash and cash equivalents                                           794,423             314,076

Cash and cash equivalents at beginning of period                                  2,883,314             403,917
                                                                                -----------         -----------

Cash and cash equivalents at end of period                                      $ 3,677,737         $   717,993
                                                                                ===========         ===========


Supplemental non-cash investing and financing activities:
    Assets acquired under capital leases                                        $      --           $    41,744


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A.   ORGANIZATION AND DESCRIPTION OF BUSINESS

         LION, Inc. ("LION"), a Washington corporation, is a provider of advanced business solutions that streamline the mortgage loan fulfillment process in the mortgage industry. LION offers consistent, seamless business solutions to consumers, brokers, realtors, originators and lenders. LION provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communications tools.

NOTE B.   RESTATEMENT

         The financial statements for the three month periods ended March 31, 2003, June 30, 2003 and March 31, 2004 and the six month period ended June 30, 2003 have been restated to correct an error with respect to revenue recognition for set up fees on certain items in the LION Pro product line. We have determined that set up fees for certain items in the LION Pro product line should be restated to appropriately reflect the timing of revenue recognition for a portion of these sales. The effect of the change on the financial statements was an overstatement of revenue and net income and an understatement of deferred revenue in the same amount. There was no effect on previously reported earnings per share or net cash flows. The effect of the restatement is as follows (unaudited):

                                                  Three Months Ended           Six Months
                                             ----------------------------        Ended
                                              March 31,        June 30,         June 30,
                                                2004             2004             2004
                                             -----------      -----------      -----------

Revenue, as previously reported              $ 3,877,393      $ 3,576,094      $ 7,453,487
Effect of restatement                             (7,212)            --             (7,212)
                                             -----------      -----------      -----------
Revenue, restated                            $ 3,870,181      $ 3,576,094      $ 7,446,275
                                             ===========      ===========      ===========

Operating income, as previously reported     $    16,692      $   (44,316)     $   (27,624)
Effect of restatement                             (7,212)            --             (7,212)
                                             -----------      -----------      -----------
Operating income, restated                   $     9,480      $   (44,316)     $   (34,836)
                                             ===========      ===========      ===========

Net income, as previously reported           $    12,923      $   384,608      $   397,531
Effect of restatement                             (7,212)            --             (7,212)
                                             -----------      -----------      -----------
Net income, restated                         $     5,711      $   384,608      $   390,319
                                             ===========      ===========      ===========

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE B.   RESTATEMENT - Continued

                                                  Three Months Ended           Six Months
                                             ----------------------------        Ended
                                              March 31,        June 30,         June 30,
                                                2003             2003             2003
                                             -----------      -----------      -----------


Revenue, as previously reported              $ 1,786,720      $ 1,830,974      $ 3,617,694
Effect of restatement                            (13,105)         (12,919)         (26,024)
                                             -----------      -----------      -----------
Revenue, restated                            $ 1,773,615      $ 1,818,055      $ 3,591,670
                                             ===========      ===========      ===========

Operating income, as previously reported     $   159,640      $   134,720      $   294,360
Effect of restatement                            (13,105)         (12,919)         (26,024)
                                             -----------      -----------      -----------
Operating income, restated                   $   146,535      $   121,801      $   268,336
                                             ===========      ===========      ===========

Net income, as previously reported           $   155,703      $   130,778      $   286,481
Effect of restatement                            (13,105)         (12,919)         (26,024)
                                             -----------      -----------      -----------
Net income, restated                         $   142,598      $   117,859      $   260,457
                                             ===========      ===========      ===========


NOTE C.   FINANCIAL STATEMENTS

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

NOTE D.   SIGNIFICANT ACCOUNTING POLICIES

1.       CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE D.   SIGNIFICANT ACCOUNTING POLICIES - Continued

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

3.       ACCOUNTS RECEIVABLE

         The Company's accounts receivable are due from companies in the mortgage industry, including lenders and mortgage brokers. Credit is extended to most customers, and generally collateral is not required. Payments for accounts receivable are due upon receipt of the invoice, but in some cases they may be due within 15 to 60 days depending on the products or services provided.

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

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE D.   SIGNIFICANT ACCOUNTING POLICIES - Continued

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

7.       INCOME PER COMMON SHARE

         Basic income per share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. Common stock equivalents include preferred shares and options to purchase common stock. The weighted average number of common shares outstanding were 32,923,615 and 31,570,688 for the six months ended June 30, 2004 and 2003, respectively, and 33,899,023 and 31,650,994 for the three months ended June 30, 2004 and 2003, respectively.

         Preferred shares outstanding were included in the computation of diluted earnings per share for the six and three month periods ended June 30, 2003. On March 25, 2004, 1.5 million preferred shares were converted to 1,541,550 shares of common stock and were included in the basic weighted average number of shares at June 30, 2004. Stock options to purchase 4,308,813 and 387,509 shares of common stock were included in the computation of diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively. Stock options to purchase 3,762,521 and 250,978 shares of common stock were included in the computation of diluted earnings per share for the six months ended June 30, 2004 and 2003, respectively.

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE D.   SIGNIFICANT ACCOUNTING POLICIES - Continued

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

12.      STOCK OPTIONS

         Effective January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Compensation expense is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. The Company recognizes compensation expense over the vesting period for these options granted. Under the intrinsic value method applied previously, no compensation expense has been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price on the date of grant for all prior grants.

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE D.   SIGNIFICANT ACCOUNTING POLICIES - Continued

12.      STOCK OPTIONS - CONTINUED

         The following table illustrates the effect on net income and on net income per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                              Three months ended June 30,    Six months ended June 30,
                                              ---------------------------    -------------------------
                                                  2004           2003           2004           2003
                                               ---------      ----------     ----------     ----------
                                                              (Restated)     (Restated)     (Restated)

Net income, as reported                        $ 384,608      $ 117,859      $ 390,319      $ 260,457

Add: Stock-based employee compensation
expense included in reported net income
                                                  29,377          4,442        151,175          4,637
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards*               (36,227)      (106,672)      (207,692)      (213,320)
                                               ---------      ---------      ---------      ---------

Pro forma net income                           $ 377,758      $  15,629      $ 333,802      $  51,774
                                               =========      =========      =========      =========

Net income (loss) per share:
Basic and diluted - as reported                $     .01      $    --        $     .01      $     .01
                                               =========      =========      =========      =========
Basic and diluted - pro forma                  $     .01      $    --        $     .01      $    --
                                               =========      =========      =========      =========


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

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE E.   SETTLEMENT OF LAWSUIT WITH GREAT AMERICAN INSURANCE COMPANY

         The Company settled its lawsuit against and received a contribution from its insurance carrier, Great American Insurance Company (LION, Inc., a Washington corporation (f/k/a Plenum Communications, Inc., a Minnesota corporation); and Allen Ringer and Jane Doe Ringer, individually and as a marital community vs. Great American Insurance Co., an Ohio corporation, Superior Court of Washington For King County, Case No. 02-2-34891-2SEA). LION had initiated litigation against Great American Insurance Company for reimbursement of defense and indemnity costs related to a lawsuit brought by a former director of LION that had resulted in an award of $357,000 to the plaintiff, which was subsequently settled in lieu of appeal for $340,000 in June 2002. On May 11, 2004, the parties reached a mutually acceptable mediated settlement of claims. On June 7, 2004, LION received a contribution of approximately $433,000, net of legal expenses.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

CONDENSED SUMMARIZED RESULTS

                                 Three Months Ended June 30,              Six Months Ended June 30,
                               -------------------------------        -------------------------------
                                   2004                2003               2004                2003
                               -----------         -----------        -----------         -----------
                                                    (Restated)         (Restated)          (Restated)

Revenues                       $ 3,576,094         $ 1,818,055        $ 7,446,275         $ 3,591,670
Operating (loss) income        $   (44,316)        $   121,801        $   (34,836)        $   268,336
Net income                     $   384,608         $   117,859        $   390,319         $   260,457
Net income per share,
   basic and diluted           $       .01         $      --          $       .01         $       .01

         The December 2003 acquisition of certain assets of Ignition Mortgage Technology Solutions, Inc. ("Ignition") continues to influence the quarterly operating results of the Company. Revenues are up 97% for the second quarter over the same quarter in the prior year and are up 107% for the first half of 2004 compared to the same period in the prior year. Integration of LION and Ignition operations and product suites will require more time than previously anticipated before cost efficiencies can be realized and may take to the end of the year to complete.

         While revenue declined from $3.9 million in the first quarter to $3.6 million in the second quarter, Retail Web Sites and Pipeline Tools have continued to grow quarter over quarter, and LION Pro has remained steady. These three products are expected to continue to be a source of reliable revenues throughout 2004 and into 2005. Mortgage 101 revenues have decreased due to declining lead volumes in the wake of uncertainty leading up to an increase in interest rates. In addition, our LockPoint Xtra(R) product line revenue was down approximately $343,000 due to the negotiated termination of one customer in the first quarter, the non-renewal of another at the end of the first quarter, and the decline in loan origination volumes that flow through the LockPoint Xtra(R) product line. Revenues should remain steady for the remainder of the year for Mortgage 101 and LockPoint Xtra(R).

         Following the December 2003 acquisition of certain assets of Ignition Mortgage Technology Solutions, Inc. and in accordance with our internal controls and procedures, we undertook a review of our revenue recognition policies on two new large contracts in the Pipeline Tools and LockPoint Xtra(R) product lines we acquired. We have determined that set up fees for certain items in the LION Pro product line should be restated to correct an error with respect to revenue recognition for a portion of these sales. See Footnote B to the Financial Statements in this Report. The effect of the change on the financial statements was an overstatement of revenue and net income and an understatement of deferred revenue in the same amount for the three month periods ended March 31, 2003, June 30, 2003 and March 31, 2004 and the six month period ended June 30, 2003. There was no effect on previously reported earnings per share or net cash flows. Our 2003 Annual Report on Form 10-KSB, Quarterly Report on Form 10-QSB for the first quarter of 2004, and Form 8-K filed on February 23, 2004 have also been affected by this restatement. We intend to file these amended reports as soon as is practicable.

         During the second quarter, we reached a mutually acceptable mediated settlement with Great American Insurance Company for the reimbursement of defense and indemnity costs related to a lawsuit brought by a former director of the Company that was completed in June 2002. The Company received approximately $433,000 net of legal expenses in June 2004 which allowed the Company to report net income of approximately $384,000 and $390,000 for the three and six months ended June 30, 2004.

         We reported a modest operating loss for the three and six month periods ended June 30, 2004. While the Company could have constrained spending during the second quarter to achieve an operating profit, management elected to continue investing in the integration of the LION and Ignition operations and the research and development necessary to meld the LockPoint Xtra(R) and Pipeline Tools technologies into LION's existing suite of products as well as new products. With the recovery of cash from the insurance settlement, this seemed the most prudent approach to take in order to invest in the future of the Company and enhance shareholder value.

         The increased spending in the second quarter will also extend into some if not all of the third quarter. Our goal is still to achieve an operating profit for the year, and we are attempting to create a balance between achieving that operating profit, investing in new and existing products, and creating efficiencies through the integration of LION and Ignition operations.

BACKGROUND ON PRODUCTS AND SERVICES

         During 2004, LION will be assessing and integrating the product lines of LION and Ignition so that it can better serve broader segments of the mortgage industry. As various phases of the product integration are completed, we will begin talking about our products and services differently. This change in our presentation of products and services may not occur until the end of 2004 and will be an on-going process throughout 2005. Currently, stand alone products include LION Pro, Mortgage 101, Retail Web Sites, LockPoint Xtra(R), and Pipeline Tools. Any statistics or metrics noted below are as of June 30, 2004.

         LION PRO, used by nearly 7,600 mortgage brokers nationwide, consists of LION Loan Search, LoanLink (subprime loan exchange platform), News Now (high-value market data) and Ratesheets on Demand (aggregated mortgage ratesheets). It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily in 77 regions in the country. There are 126 participating lenders and nearly 149,000 regionalized loan programs in the loan search database. Revenues from the LION Pro product line are generated from mortgage brokers and originators subscribing to the service, origination teams private-labeling this service for their own companies, and from participating lenders.

         MORTGAGE 101 is an interactive service provided through LION's www.mortgage101.com consumer portal which connects potential mortgage applicants with a network of mortgage originators who offer mortgage programs, rates, and services. Mortgage 101 also provides education to home buyers and owners through informative articles, interactive calculators and real-time rate comparison technology. This product is one of the leading sources of leads for real estate financing by mortgage originators and is one of the preferred platforms for them to market to their customers. Through the Mortgage 101 brand, LION has grown its co-branded real estate sites to over 42,000 which consist of realtors, real estate offices, relocation sites, associations, and city portals. Traffic from these branded and co-branded sites along with search engine activity averages approximately 400,000 unique visitors each month to this consumer portal. Revenues are generated from mortgage brokers or originators who participate in the pay-per-lead program or advertise through the Mortgage 101 site.

         RETAIL WEB SITES are offered to mortgage companies and individual originators to help educate consumers about mortgages, market their services to borrowers, generate more business, efficiently connect with service providers, and better serve their borrowers. This product is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations. Both template and custom design solutions deliver a combination of standard and custom content to approximately 2,800 web sites and approximately 4,800 user accounts. Revenues are generated from web site set up and monthly hosting fees along with fees for related functionality tools.

         LOCKPOINT XTRA(R) ("LPX") is a Point-of-Sale and back office suite of products that provide rate distribution, float registration, real-time risk-based pricing and rate locking capabilities in a customer's website, loan center or call center environment. The LockPoint Xtra(R) service is provided to lenders, investors and conduits that are LION licensees and gives them the ability to maintain their product and pricing rules and expressions, and to publish risk-based lockable loan prices to their customer base via LPX client applications. Revenues are generated from implementation fees, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

         PIPELINE TOOLS ("PT") is a complete risk management and pipeline tracking system. PT gives customers the tools necessary to manage interest rate and fallout risk. PT tracks and examines current loan inventory, which allows lenders to extrapolate and manipulate data to make more informed trading decisions. Typical users of PT include secondary marketing executives, traders, risk managers, price desks, and shipping managers. Revenues are generated from implementation fees, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

DETAILED RESULTS OF OPERATIONS

REVENUES

                        Three Months Ended June 30,    Six Months Ended June 30,
                        ---------------------------    -------------------------
                            2004           2003           2004           2003
                         ----------     ----------     ----------     ----------
                                        (Restated)     (Restated)     (Restated)

REVENUES BY PRODUCT
Lion Pro                 $  761,555     $  733,497     $1,530,733     $1,495,701
Mortgage 101                523,434        581,238      1,071,201      1,093,742
Retail Web Sites            641,395        503,320      1,240,140      1,002,227
LockPoint Xtra              420,924           --        1,185,100           --
Pipeline Tools            1,228,786           --        2,419,101           --
                         ----------     ----------     ----------     ----------

      Total revenues     $3,576,094     $1,818,055     $7,446,275     $3,591,670
                         ==========     ==========     ==========     ==========


         LION PRO revenues were actually more successful than the increase over the same periods in the prior year might indicate. Included in this product line category are revenues from two alliance partnerships that were discontinued by the end of 2003. Revenues from these alliances declined approximately $77,000 in the second quarter of 2004 compared to the same quarter in the prior year and approximately $174,000 in the six month period ended June 30, 2004 compared to the same period in the prior year. Revenue from LION Pro Corporate, LION Pro Individual and lenders who participate in the underlying database increased approximately $105,000 in the second quarter compared to the same quarter in the prior year and approximately $209,000 (restated) in the six month period ended June 30, 2004 compared to the same period in the prior year. There are now 92 LION Pro Corporate accounts as of the end of June 2004 comprising over 2,600 users.

         MORTGAGE 101 revenues, which are comprised of LION's subscription and pay-per-lead based lead programs along with broker ad banner programs, decreased approximately $58,000 or 10% compared to the same quarter in the prior year and approximately $28,000 or 2% for the six month period ended June 30, 2004 compared to the same period in the prior year. The decreases are due to declining loan volumes that resulted from lower refinance volumes in late 2003 and the first half of 2004 and a rising interest rate environment generally. LION's shift to a pay-per-lead model in 2003 provided the foundation to generate sustainable revenue in periods of rising rates. During the second quarter of 2004, 58% of Mortgage 101 revenue was due to the transactional or pay-per-lead concept whereas only 1% was transactional based in the same quarter in the prior year. For the six month period ended June 30, 2004, 55% of the revenue was transactional based and only 3% in the same period in the prior year. The Company will continue to be challenged to duplicate or exceed the Mortgage 101 revenues during the first half of 2004 as industry loan origination volumes are now declining and are expected to continue to decline throughout the remainder of the year as interest rates begin to climb. The ongoing refinement of LION's pay-per-lead model will play an important role in meeting this challenge.

         RETAIL WEB SITE revenues increased approximately $138,000 or 27% in the second quarter of 2004 compared to the same quarter in the prior year and approximately $238,000 or 24% for the six month period ended June 30, 2004. As stated earlier, this product line is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations. The Company will continue to add functionality and efficiency to this product line so that it will continue to compete successfully with similar web site products in the industry.

         LOCKPOINT XTRA(R) revenues are generated from implementation fees with new customers, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services. Revenues are primarily transactional based and are dependent on a limited number of significant customers. Revenues decreased from approximately $764,000 in first quarter 2004 to approximately $421,000 for the second quarter. This decrease was primarily due to a negotiated customer contract termination which recorded $160,000 of revenue in the first quarter that did not recur in the second quarter, a customer contract that did not renew at the beginning of the second quarter totaling $60,000 per quarter, and reduced loan volumes flowing through the LPX product line. Loan volumes in the LPX product line decreased from approximately $1.9 billion in the first quarter to approximately $690 million in the second quarter.

         The LPX product line lost sales momentum during 2003 prior to the Company acquiring it from Ignition due to an inability to execute contracts with prospective customers in the absence of an identified buyer for Ignition. LION reinitiated a sales effort for LPX following its acquisition. However, the sales cycle is anywhere from six to nine months with the implementation period prior to launch approximating several months. One new sale was made at the end of first quarter, and revenues will begin to be recognized sometime during the third quarter. Within the existing sales pipeline, there could be three to four new sales of LPX by the end of 2004. A large portion of the Company's research and development efforts includes the incorporation of LPX technology into existing and future product lines. Revenue generation from these new opportunities will begin to occur in the third quarter but won't be fully realized until 2005 and 2006.

         PIPELINE TOOLS revenues are generated from implementation fees with new customers, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services. Revenues increased to approximately $1,229,000 in second quarter 2004 from approximately $1,190,000 for the first quarter. Loan volumes in the Pipeline Tools product line increased to approximately $30.8 billion in the second quarter from approximately $23.9 billion in the first quarter. Loan volumes are expected to decrease during the remainder of 2004, but revenue from this product line is expected to remain stable.

OPERATING EXPENSES

                                 Three Months Ended June 30,    Six Months Ended June 30,
                                 ---------------------------    -------------------------
                                     2004           2003           2004           2003
                                  ----------     ----------     ----------     ----------

Direct costs                      $1,328,280     $  338,381     $2,792,630     $  653,937
Selling and marketing                552,086        586,612      1,048,665      1,160,080
General and administrative           899,277        565,399      2,064,427      1,105,052
Research and development             696,557         91,128      1,296,807        178,529
Depreciation and amortization        144,210        114,734        278,582        225,736
                                  ----------     ----------     ----------     ----------

Total operating expenses          $3,620,410     $1,696,254     $7,481,111     $3,323,334
                                  ==========     ==========     ==========     ==========


DIRECT COSTS

SIX MONTHS ENDED JUNE 30, 2004:

         Direct costs are comprised primarily of web site fulfillment, technology infrastructure support, product and contract support, and product deployment. Direct costs increased to $2,792,630 from $653,937 for the six months ended June 30, 2004 and 2003, respectively. This represents an increase of $2,138,693 or 327%. Direct costs as a percentage of revenues increased to 38% from 18% for the six months ended June 30, 2004 and 2003, respectively. A majority of the increase is attributable to the added infrastructure related to the Ignition asset purchase in December 2003. LION now has two major data centers, one a primary and the other a redundant backup. In addition, the LockPoint Xtra(R) and Pipeline Tools products require allocated resources to deliver and maintain the underlying service to customers. Compared to LION's other products, the LockPoint Xtra(R) and Pipeline Tools products require more time and resources to deploy before a service is up and running. Integration of the LION and Ignition infrastructures will continue through the third quarter and perhaps into the fourth quarter of 2004. Once completed, the Company anticipates a reduction in direct costs.

THREE MONTHS ENDED JUNE 30, 2004:

         Direct costs increased to $1,328,280 from $338,381 for the three months ended June 30, 2004 and 2003, respectively. This represents an increase of $989,899 or 293%. Direct costs as a percentage of revenues increased to 37% from 19% for the three months ended June 30, 2004 and 2003, respectively. See the paragraph above for an explanation of the increase.

SELLING AND MARKETING

SIX MONTHS ENDED JUNE 30, 2004:

         Selling and marketing expenses are comprised of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses decreased to $1,048,665 from $1,160,080 for the six months ended June 30, 2004 and 2003, respectively. This represents a decrease of $111,415 or 10%. These expenses as a percentage of revenues were 14% and 32% for the six months ended June 30, 2004 and 2003, respectively. The decrease is primarily due to the elimination of sales, support and marketing efforts related to the two alliances that the Company was involved with during the first part of 2003 that were discontinued later in that year, and the reallocation of certain sales support resources to technical support roles in the web site fulfillment area. This reduction was offset by an increase in selling and marketing expenses due to the positive efforts of LION's commissioned broker sales force, the addition of seasoned sales personnel related to the Ignition asset acquisition, increased advertising, and additional tradeshow participation.

THREE MONTHS ENDED JUNE 30, 2004:

         Selling and marketing expenses decreased to $552,086 from $586,612 for the three months ended June 30, 2004 and 2003, respectively. This represents a decrease of $34,526 or 6%. These expenses as a percentage of revenues were 15% and 32% for the three months ended June 30, 2004 and 2003, respectively. The decrease is due to the same reasons noted in the above paragraph.

GENERAL AND ADMINISTRATIVE

SIX MONTHS ENDED JUNE 30, 2004:

         General and administrative expenses are comprised of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased to $2,064,427 from $1,105,052 for the six months ended June 30, 2004 and 2003, respectively. This represents an increase of $959,375 or 87%. General and administrative expenses as a percentage of revenues were 28% and 31% for the six months ended June 30, 2004 and 2003, respectively. A majority of this increase in expense was directly related to the impact of the Ignition asset purchase with the addition of a new CEO and Co-President of Operations in December 2003, one-time incentive bonuses to various management personnel due to the successful completion of the Ignition asset purchase, various infrastructure integration efforts, additional investor relations efforts, and additional stock option, legal and audit fees.

THREE MONTHS ENDED JUNE 30, 2004:

         General and administrative expenses increased to $899,277 from $565,399 for the three months ended June 30, 2004 and 2003, respectively. This represents an increase of $333,878 or 59%. General and administrative expenses as a percentage of revenues were 25% and 31% for the three months ended June 30, 2004 and 2003, respectively. A majority of this increase in expense was directly related to the impact of the Ignition asset purchase with the addition of a new CEO and Co-President of Operations in December 2003, various infrastructure integration efforts, additional investor relations efforts, and legal and audit fees.

RESEARCH AND DEVELOPMENT

SIX MONTHS ENDED JUNE 30, 2004:

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $1,296,807 from $178,529 for the six months ended June 30, 2004 and 2003, respectively. This represents an increase of $1,118,278 or 626%. Research and development expenses as a percentage of revenues were 17% and 5% for the six months ended June 30, 2004 and 2003, respectively. The increase was primarily attributable to research and development efforts in the LockPoint Xtra(R), Pipeline Tools, Retail Web Site and Mortgage 101 product lines. The Company will continue to focus on various key initiatives including but not limited to enhancing the conversion of consumer traffic into higher-value lead generation and developing new functionality to the Retail Web Site and LION Pro suite of products. The LockPoint Xtra(R) and Pipeline Tools product lines have defined and established research and development functions in the Company's Gig Harbor, Washington and Sausalito, California locations. The Company anticipates a higher commitment to research and development in 2004 compared to 2003 in order to support its product initiatives as well as the integration of various components of these product lines. Extensive concept, design and implementation efforts will be necessary as the product lines of LION and Ignition are integrated in order to provide a seamless mortgage business solution to consumers, realtors, mortgage originators and lenders on a single integrated technology platform.

THREE MONTHS ENDED JUNE 30, 2004:

         Research and development expenses increased to $696,557 from $91,128 for the three months ended June 30, 2004 and 2003, respectively. This represents an increase of $605,429 or 664%. Research and development expenses as a percentage of revenues were 20% and 5% for the three months ended June 30, 2004 and 2003, respectively. The increase is due to the same reasons noted in the above paragraph.

DEPRECIATION AND AMORTIZATION

         The increase in depreciation and amortization expense for the six and three month periods ended June 30, 2004 is due to additional depreciation related to the purchase of equipment, computers and software along with the addition of internally developed software for internal use.

OTHER INCOME

         The Company initiated litigation against Great American Insurance Company for reimbursement of defense and indemnity costs related to a lawsuit brought by a former director of LION that had resulted in an award of $357,000 to the plaintiff, which was subsequently settled in lieu of appeal for $340,000 in June 2002. The parties reached a mutually acceptable mediated settlement of claims pursuant to which LION received approximately $433,000, net of legal expenses during the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its liquidity needs over the last several years through revenue generated from operations and equipment lease financing. During the first half of 2004, the Company also received proceeds through the exercise of warrants and stock options and the settlement with Great American Insurance Company for the reimbursement of defense and indemnity costs related to a lawsuit brought by a former director of the Company that was completed in June 2002. The Company's stock price has been at certain levels throughout 2004 that make it possible that additional proceeds could be generated during the remainder of 2004 through the exercise of in-the-money stock options.

         At June 30, 2004, we had approximately $3,678,000 in cash and cash equivalents and approximately $3,542,000 of working capital. The Company's liquidity position has never been stronger. The change in cash and cash equivalents is as follows:

                                   Six Months Ended June 30,
                                   -------------------------
                                      2004           2003
                                   ----------     ----------
                                   (Restated)     (Restated)

NET CASH PROVIDED BY (USED IN)

Operating activities               $ 947,052      $ 542,969
Investing activities                (282,641)      (206,979)
Financing activities                 130,012        (21,914)
                                   ---------      ---------

Net increase                       $ 794,423      $ 314,076
                                   =========      =========

OPERATING ACTIVITIES

         During the six months ended June 30, 2004, operating activities provided net cash of $947,052. The net cash provided by operating activities was primarily attributable to the settlement with Great American Insurance Company totaling $433,000, revenue growth, primarily from the Retail Web Sites, LockPoint Xtra(R) and Pipeline Tools product lines and payments on accounts receivable, primarily from large accounts receivable balances acquired in the Ignition asset purchase, which were offset by a pay down of accrued liabilities related to legal, accounting and other fees associated with the acquisition of Ignition assets and an increase in prepaid expenses on various maintenance agreements on the Company's datacenters.

         During the first six months of 2003, operating activities provided net cash of $542,969. The net cash provided by operating activities for 2003 was primarily attributable to revenue growth, primarily from our mortgage broker customers, improved bad debt experience, and a reduction in legal fees. The increase was offset by additional database support costs related to increased wholesale and correspondent loan programs, telecommunications infrastructure costs to support new services and increased volumes through the Company's consumer and business web portals, resources to support the development of broker websites and growth in the commissioned broker sales force and related customer support costs.

INVESTING ACTIVITIES

         During the six months ended June 30, 2004, investing activities used cash of $282,641 and was primarily due to the capitalized portion of software development costs related to the enhancement of underlying infrastructure delivering various product lines and upgrades to computer hardware and software.

         During the first six months of 2003, we used net cash of $206,979 for our investing activities which was primarily for the capitalized portion of software development costs related to the enhancement of core online services for brokers and the conversion of consumer traffic into higher-value lead generation and upgrades to computer hardware and software.

FINANCING ACTIVITIES

         During the six months ended June 30, 2004, net proceeds from financing activities were $130,012. Warrants and stock options were exercised during the period totaling approximately $171,000. This was offset by payments totaling approximately $41,000 on notes payable and capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades over the previous two years. Due to the Company's present stock price and existence of many stock options that are in-the-money, the exercise of stock options could continue to be a source of funds throughout 2004.

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

         We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $8.1 million from $6.4 million for 2003 and 2002, respectively. However, revenue decreased to $3.6 million for the second quarter of 2004 compared to $3.9 million for the previous quarter and increased from $1.8 million for the same quarter in the prior year. The Company anticipates strong growth in revenue in 2004 compared to 2003. While we sustained a loss in 2002 totaling approximately $109,000, we have had eight consecutive quarters of profitability beginning with the third quarter of 2002 through the second quarter of 2004. However, we did sustain a modest operating loss of approximately $44,000 in the second quarter of 2004. Due to the acquisition of certain assets of Ignition in December 2003, the Company has incurred additional costs during the first six months of 2004 which could extend to the end of the year while it integrates and streamlines its facility, telecommunications, datacenter and other infrastructure. Until this integration is complete, profitability will be constrained.

         Although we currently anticipate that 2004 will be a profitable year, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, profitability and the possible need to raise capital to fund our ongoing operations. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, control of expenses levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other factors set forth below.

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

         We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION. We are continuing to create the redundancies that will reduce the reliance on these individuals, but have not completed this task and will not for at least the remainder of 2004 if not longer. Furthermore, we have not entered into employment agreements with these significant employees except for our CEO, Co-President of Sales and Marketing, Co-President of Operations, and CFO. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options, which currently serve to retain and motivate key employees as they become vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at LION, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

         Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line as a result of the acquisition of Ignition assets carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. As part of the acquisition, LION became the assignee of certain customer contracts, most of which have initial contract periods or renewals expiring throughout 2004 and 2005 and typically have renewable successive one-year terms and in a few cases successive two-year terms. Revenues from these contracts are expected to comprise approximately 40% to 50% of the Company's anticipated revenues in 2004. While we did have two LockPoint Xtra(R) customers and two Pipeline Tools customers discontinue their contracts with us during the first six months of 2004, we also had two new sales during this same period, for one LockPoint Xtra(R) and one Pipeline Tools. Revenue recognition from these two new sales probably will not be reported until sometime during the third quarter or fourth quarters of 2004. In addition, the Company has a pipeline of potential customers interested in both products that could close during the remainder of the year. While we have no reason to believe the other large contracts will not be renewed, there can be no assurance that these former Ignition customers will renew their contracts with LION, or that we will be able to attract new customers at rates sufficient to maintain a stable or growing revenue base. If we are unsuccessful in enrolling new customers to equalize the attrition rate, if any, of existing Ignition customers, our overall share of the advanced business solution market could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

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

VOLUME OF SHARES ELIGIBLE FOR SALE COULD IMPAIR OUR STOCK PRICE AND HINDER FUTURE FINANCING EFFORTS.

         As of June 30, 2004, virtually all of the 34,014,113 outstanding shares of common stock held by existing shareholders were currently eligible for resale in the open market, subject in certain cases to the volume and other conditions of Rule 144. There are no contractual restrictions on the resale of the outstanding common stock. The sale in the public market of these shares of common stock, or the perception that these sales may occur, may depress prevailing market prices of the common stock or hinder potential future financing efforts.

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

         The financial statements for the three month periods ended March 31, 2003, June 30, 2003 and March 31, 2004 and the six month period ended June 30, 2003 have been restated to correct an error with respect to revenue recognition for set up fees on certain items in the LION Pro product line. See Footnote B to the Financial Statements in this Report. Our 2003 Annual Report on Form 10-KSB, Quarterly Report on Form 10-QSB for the first quarter of 2004, and Form 8-K filed on February 23, 2004 have also been affected by this restatement. We intend to file these amended reports as soon as is practicable.

         Following the December 2003 acquisition of certain assets of Ignition Mortgage Technology Solutions, Inc. and in accordance with our internal controls and procedures, we undertook a review of our revenue recognition policies on two new large contracts in the Pipeline Tools and LockPoint Xtra(R) product lines we acquired. We determined that set up fees for certain items in the LION Pro product line should be restated to correct an error with respect to revenue recognition for a portion of these sales, consistent with the treatment for set up fees earned across all product offerings. We believe our current procedures will be effective in preventing similar issues in the future. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During April 2004, the Company issued 115,385 shares at $.52 per share to a vendor for certain investor relations services. The recipient was an accredited or sophisticated purchaser. The Company issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only, and not with a view to sell, or for sale in connection with any resale or distribution. Appropriate legends were affixed to the share certificate issued in the transaction. The offering was made without the use of any general solicitation or advertising. The recipient had access to all material information concerning the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of our shareowners was held on June 30, 2004 in Bellevue, Washington. Our common stock was the only class of securities entitled to vote at the Annual Meeting. Only shareowners of record at the close of business on May 5, 2004 ("Record Date") were entitled to receive notice and to vote at the Annual Meeting. As of the Record Date, there were 33,760,228 shares of common stock outstanding, each share entitled to one vote on each matter to be voted upon. There were 24,530,811 shares represented at the Annual Meeting in person or by proxy, representing 72.7 percent of the total number of shares outstanding. The election of directors was the only item of business submitted for a vote by the shareowners as summarized below.

         The following directors were elected to serve on the LION Board of Directors for a one-year term. No other director's term of office continued after the meeting.

                            Positions and Offices       Vote of the Shareowners
                                 Held Within           -------------------------
                                 The Company              For           Withheld
                                 -----------              ---           --------
DIRECTORS

Randall D. Miles           Chairman, CEO,              24,323,848       206,963
David Stedman              Director, Co-President,
                              Sales and Marketing      24,384,337       146,474
Sam Ringer                 Director                    23,920,330       610,481
John A. McMillan           Director                    24,195,122       335,689
J.C. "Tuck" Marshall       Director                    24,268,918       261,893
Griffith J. Straw          Director                    24,380,573       150,238
Jacob L. Smith             Director                    24,323,412       207,399

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)      Reports on Form 8-K

        The following reports on Form 8-K were furnished during the quarter ended June 30, 2004:

         DATE OF THE REPORT       ITEM REPORTED
         ------------------       -------------

         April 28, 2004           Announcing our (preliminary) first quarter
                                  2004 financial results.

         June 7, 2004             Notification of settlement of lawsuit with
                                  Great American Insurance Company, Inc. and
                                  $433,000 awarded to the Company.






                                   SIGNATURES
                                   ----------

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LION, INC.
                                   ----------
                                  (Registrant)

         Date: August 16, 2004                      By:  /s/ Randall D. Miles
                                                         --------------------
                                                         Randall D. Miles
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