Form 10KSB/A
period 2003-12-31
LION INC/WA
filed 2004-08-20
CIK 941179

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 - KSB/A

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

         State issuer's revenues for its most recent fiscal year   $8,068,030

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

         Transitional Small Business Disclosure Format (check one):
            Yes [  ]    No [X]



                                EXPLANATORY NOTE

         This Annual Report on Form 10-KSB/A amends our Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed by us on March 30, 2004, and is being filed to reflect the restatement of our Financial Statements. The restatement reflects adjustments to revenue to correct an error with respect to revenue recognition for set up fees on certain items in the LION Pro product line. A discussion of this restatement and a summary of the effects of the restatement are presented in Note B to the Financial Statements. Changes have been made to the disclosure in Items 6, 7 and 8A of Part II to reflect the matters discussed above.

         The information contained in this Form 10-KSB/A is as of March 30, 2004, except for the information related to the restatement discussed above. We have filed with the SEC an amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004 and a Form 8K/A amendment to our February 23, 2004 Form 8-K.

                                   LION, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                      INDEX

                                                                            Page
PART I

ITEM 1.      Description of Business                                          1
ITEM 2.      Description of Property                                          8
ITEM 3.      Legal Proceedings                                                8
ITEM 4.      Submission of Matters To a Vote of Security Holders              9

PART II

ITEM 5.      Market for Common Equity and Related Stockholder Matters         9
ITEM 6.      Management's Discussion and Analysis                            10
ITEM 7.      Financial Statements                                            23
ITEM 8.      Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure                             47
ITEM 8A      Controls and Procedures                                         47

PART III

ITEM 9.      Directors and Executive Officers of the Registrant              48
ITEM 10.     Executive Compensation                                          54
ITEM 11.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      57
ITEM 12.     Certain Relationships and Related Transactions                  59
ITEM 13.     Exhibits and Reports On Form 8-K                                60
ITEM 14.     Principal Accountant Fees and Services                          62
             Signatures                                                      63

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


ITEM 3.   LEGAL PROCEEDINGS

         See Note I - Legal Matters of the Notes to Financial Statements (Item
7) for information regarding legal proceedings.

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


                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's common stock trades on the OTC Bulletin Board under the symbol "LINN." The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:

       Fiscal Year Ended December 31,           2003                2002
                                          ----------------    ----------------
                                           High       Low      High       Low
                                           ----       ---      ----       ---
       First Quarter                      $0.085    $0.040    $0.095    $0.070
       Second Quarter                      0.170     0.060     0.090     0.065
       Third Quarter                       0.320     0.090     0.090     0.065
       Fourth Quarter                      0.330     0.120     0.070     0.030

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain revisions to our previously reported operating results for the year ended December 31, 2003.

         Following the December 2003 acquisition of certain assets of Ignition Mortgage Technology Solutions, Inc. and in accordance with our internal controls and procedures, we undertook a review of our revenue recognition policies on two new large contracts in the Pipeline Tools and LockPoint Xtra(R) product lines we acquired. We have determined that set up fees for certain items in the LION Pro product line should be restated to correct an error with respect to revenue recognition for a portion of these sales. See Footnote B to the Financial Statements in this Report. The effect of the change on the financial statements was an overstatement of revenue and net income and an understatement of deferred revenue in the same amount for the three month periods ended March 31, 2003, June 30, 2003, September 30, 2003 and March 31, 2004 and for the year ended December 31, 2003. There was no effect on previously reported earnings per share or net cash flows. The effect on 2002 was deemed immaterial, and a restatement was not considered necessary. Our Quarterly Report on Form 10-QSB for the first quarter of 2004, and Form 8-K filed on February 23, 2004 have also been affected by this restatement. We have filed with the SEC an amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004 and a Form 8K/A amendment to our February 23, 2004 Form 8-K.

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

CONDENSED RESULTS

                                           Three months ended                     For the Year Ended
                                              December 31,                           December 31,
                                   ------------------------------------  -------------------------------------
                                         2003               2002               2003                2002
                                   -----------------  -----------------  ------------------  -----------------
                                      (Restated)                            (Restated)
Revenues                           $    2,632,606     $    1,664,054      $   8,068,030      $    6,409,568
Operating expenses                      2,220,502          1,520,607          7,294,120           6,119,823
                                   -----------------  -----------------  ------------------  -----------------
    Operating income                      412,104            143,447            773,910             289,745
Other expense - net                        (5,175)            (2,265)           (17,117)           (398,832)
                                   -----------------  -----------------  ------------------  -----------------
                                           406,929           141,182            756,793            (109,087)
Income tax expense                          29,739                -              29,739                  -
                                   -----------------  -----------------  ------------------  -----------------
                                           377,190           141,182            727,054            (109,087)
Extraordinary gain - net                 2,027,675                -           2,027,675                  -
                                   -----------------  -----------------  ------------------  -----------------
    Net income (loss)              $     2,404,865    $      141,182     $    2,754,729      $     (109,087)
                                   =================  =================  ==================  =================

Net income (loss) per common
    share
        Basic                      $           .08    $           -      $          .09      $           -
                                   =================  =================  ==================  =================
        Diluted                    $           .07    $           -      $          .08      $           -
                                   =================  =================  ==================  =================

         The fourth quarter 2003 results were impacted positively by the acquisition of Ignition assets. Revenue was $2.63 million, up 58% from $1.66 million for the fourth quarter of 2002 as a result of growth in revenues from our existing core products as well as revenues contributed by the acquisition. Revenue for the full year of 2003 was $8.07 million, up 26% from $6.41 million for 2002.

         Operating income for fourth quarter of 2003 was approximately $412,000 compared to approximately $143,000 for the same quarter in the prior year. For the year, operating income was approximately $774,000 compared to $290,000 for 2002. As a result of the acquisition, the Company recorded an extraordinary gain net of tax totaling approximately $2.03 million. As a result, net income for the fourth quarter increased to $2.4 million from $141,000 for the fourth quarter of 2002 and for the year increased to $2.75 million from a loss of approximately $109,000 in 2002. The loss in 2002 included settlement charges and legal fees totaling approximately $647,000 related to litigation settled in early July 2002.

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


DETAILED RESULTS OF OPERATIONS

REVENUES

                                        2003                2002
                                  ------------------  -----------------
                                     (Restated)

     REVENUES BY PRODUCT:
     Lion Pro                     $    2,964,501      $    2,948,345
     Mortgage 101                      2,257,280           1,675,546
     Retail web sites                  2,117,500           1,785,677
     LockPoint Xtra                      308,377                  --
     Pipeline Tools                      420,372                  --
                                  ------------------  -----------------
     Total revenues               $    8,068,030      $    6,409,568
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

         Revenues increased to $8,068,030 from $6,409,568 for the years ended December 31, 2003 and 2002, respectively. This represents an increase of $1,658,462 or 26%. Total revenues of $8,068,030 for 2003 were comprised of mortgage broker fees of $6,432,723 or 80% and lender fees of $1,635,307 or 20%. Total revenues of $6,409,568 for 2002 were comprised of mortgage broker fees of $5,358,994 or 84% and lender fees of $1,050,574 or 16%.

         LION PRO revenues increased approximately $16,000 or 1% over the prior year. The overall increase was due to the successful launch of LION Pro Corporate which was directed at large multi-user originators looking for their own private database of loan programs and productivity tools. There are now 57 LION Pro Corporate accounts as of the end of 2003 comprising over 2,500 users. LION's alliance with ABC Virtual with its ECLP loan origination software also contributed to the overall increase in the LION Pro product line. The alliance ended at the end of January 2004, however, any loss of revenue in 2004 is anticipated to be exceeded by continued growth in the LION Pro Corporate product. The overall growth in revenue for LION Pro was offset by a reduction in lender participation related to advertising on LION's web site and custom development web site work.

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

OPERATING EXPENSES

                                               2003               2002
                                         -----------------  ------------------

     Direct costs                        $    1,735,428     $    1,079,660
     Selling and marketing                    2,240,197          1,843,857
     General and administrative               2,451,645          2,413,824
     Research and development                   383,903            317,909
     Depreciation and amortization              482,947            464,573
                                         -----------------  ------------------
     Total operating expenses            $    7,294,120     $    6,119,823
                                         =================  ==================


DIRECT COSTS

         Direct costs are comprised primarily of web site fulfillment, technology infrastructure support, product and contract support, product deployment/onboarding, quality control, and salaries related to the daily updates to rates, fees, and other loan program information. Direct costs increased to $1,735,428 from $1,079,660 for the year ended December 31, 2003 and 2002, respectively. This represents an increase of $655,768 or 61%. Direct costs as a percentage of revenues increased to 22% from 17% for the year ended December 31, 2003 and 2002, respectively. The increase in expense is due to (i) database support functions as LION continues to expand its database of wholesale and correspondent loan programs, (ii) additional resources to support the development of broker websites, (iii) expanded telecommunications infrastructure to support new services and increased volumes through the Company's consumer and business web portals, and (iv) the addition of direct costs related to the LockPoint Xtra and Pipeline Tools products as part of the acquisition of Ignition assets.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

                                                             Payments Due by Period
                                   ---------------------------------------------------------------------------
                                                         Less Than
                                        Total              1 Year            1-3 Years          4-5 Years
                                   -----------------  -----------------  ------------------  -----------------
CONTRACTUAL OBLIGATIONS
Long-term debt                     $        9,562     $        9,562     $            -      $           -
Capital lease obligations                 183,921             89,823              94,098                 -
Operating lease obligations             1,690,428            612,696             786,434            291,298
                                   -----------------  -----------------  ------------------  -----------------
Total contractual obligations      $    1,883,911     $      712,081     $       880,532     $      291,298
                                   =================  =================  ==================  =================

         The above table represents the Company's total contractual obligations as of December 31, 2003. See "NOTE F - LONG-TERM OBLIGATIONS" and "NOTE H - COMMITMENTS AND CONTINGENCIES" in the Company's "NOTES TO FINANCIAL STATEMENTS" below for additional information.

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

         Integration of newly acquired products will enhance LION's existing product offerings and will facilitate repackaging of the Company's combined products into various business units that could include Mortgage 101/Retail Websites, LION Pro/Lender Websites/LPX and Pipeline Tools. Planned product realignment and how those changes will affect LION customers are summarized below:

-------------------------------------------------------------------------------------------------------------
                     MORTGAGE 101            MORTGAGE 101              LION PRO             LION LENDER
                        Portal              Retail Websites             Portal                Websites
-------------------------------------------------------------------------------------------------------------
LION              Consumer content /       Design, marketing       Program/pricing,      Custom sites, loan
                  affiliate network        leads, management         search engine       status, rate mgmt
-------------------------------------------------------------------------------------------------------------
IGNITION              LoanFinder            Lockpoint Xtra(R)       Lockpoint Xtra(R)     Lockpoint Xtra(R)
                                              LoanFinder                                   Pipeline Tools
-------------------------------------------------------------------------------------------------------------


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

         Randall Miles     - Chairman & CEO
         Dave Stedman      - Co-President: sales, marketing, investor relations,
                             branding
         Tim Newberry      - Co-President: operations, product development and
                             technology
         Steve Thomson     - Chief Financial Officer
         John Crowley      - Senior Vice President, Sales and Marketing
         Shawn Tovey       - Senior Vice President, Product Development

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

             Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LION, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B, the Company's financial statements as of and for the year ended December 31, 2003 have been restated.



/s/ Grant Thornton LLP
Portland, Oregon
February 13, 2004 (except for Note B as to
         which the date is July 30, 2004)

                                   LION, Inc.
                                 BALANCE SHEETS
                                  December 31,

                                                           ASSETS

                                                                                     2003                 2002
                                                                                ----------------     ----------------
                                                                                  (Restated)
CURRENT ASSETS
    Cash and cash equivalents                                                   $    2,883,314       $       403,917
    Accounts receivable, less allowance for doubtful accounts of
       $132,000 and $62,400 in 2003 and 2002, respectively                           2,141,264               347,661
    Other receivables                                                                  620,708                     -
    Prepaid expenses and other                                                         361,975                71,388
                                                                                ----------------     ----------------

         Total current assets                                                        6,007,261               822,966

PROPERTY AND EQUIPMENT, net                                                          1,025,153               940,372

OTHER ASSETS
    Goodwill - net                                                                     273,955               273,955
    Other assets                                                                        82,908                37,908
                                                                                ----------------     ----------------

                                                                                $    7,389,277       $     2,075,201
                                                                                ================     ================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                            $      189,727       $       111,340
    Accrued liabilities                                                              1,647,931               329,671
    Current maturities of long-term obligations                                         82,452                35,330
    Deferred revenue                                                                 1,306,224               295,497
                                                                                ----------------     ----------------

         Total current liabilities                                                   3,226,334               771,838

LONG - TERM OBLIGATIONS, less current maturities                                        85,822                52,495

COMMITMENTS AND CONTINGENCIES                                                                -                     -

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001 per share;
       authorized 5,000,000 shares; liquidation value $900,000                           1,500                 1,500
    Common stock - authorized, 50,000,000 shares of $.001 par value                     31,819                31,442
    Additional contributed capital                                                  11,812,248            11,741,101
    Accumulated deficit                                                             (7,768,446)          (10,523,175)
                                                                                ----------------     ----------------
                                                                                     4,077,121             1,250,868
                                                                                ----------------     ----------------

                                                                                $    7,389,277       $     2,075,201
                                                                                ================     ================




The accompanying notes are an integral part of these statements.

                                   LION, Inc.
                            STATEMENTS OF OPERATIONS
                             Year ended December 31,

                                                                                     2003                 2002
                                                                                ----------------     ----------------
                                                                                   (Restated)
Revenues                                                                        $     8,068,030      $     6,409,568

Expenses
    Direct costs                                                                      1,735,428            1,079,660
    Selling and marketing                                                             2,240,197            1,843,857
    General and administrative                                                        2,451,645            2,413,824
    Research and development                                                            383,903              317,909
    Depreciation and amortization                                                       482,947              464,573
                                                                                ----------------     ----------------
                                                                                      7,294,120            6,119,823
                                                                                ----------------     ----------------

         Operating income                                                               773,910              289,745

Other income (expense)
    Interest expense                                                                    (20,214)             (11,060)
    Interest income                                                                       3,097                1,988
    Other income                                                                              -                  240
    Other expense (Note H)                                                                    -             (390,000)
                                                                                ----------------     ----------------

         Net income (loss) before tax and extraordinary gain                            756,793             (109,087)

    Income tax expense                                                                   29,739                    -
                                                                                ----------------     ----------------

         Net income (loss) before extraordinary gain                                    727,054             (109,087)

    Extraordinary gain - net of income tax expense of $76,271                         2,027,675                    -
                                                                                ----------------     ----------------

         NET INCOME (LOSS)                                                      $     2,754,729      $      (109,087)
                                                                                ================     ================

Per common share basic
  Income (loss) before extraordinary gain                                       $           .03      $             -
  Income (loss) from extraordinary gain                                                     .06                    -
                                                                                ----------------     ----------------

         Net income                                                             $           .09      $             -
                                                                                ================     ================

Per common share diluted
  Income (loss) before extraordinary gain                                       $           .02      $             -
  Income (loss) from extraordinary gain                                                     .06                    -
                                                                                ----------------     ----------------

         Net income                                                             $           .08      $             -
                                                                                ================     ================



The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2003 and 2002


                                                Preferred stock               Common stock           Additional         Notes
                                            ------------------------    -------------------------   contributed     receivable from
                                              Shares        Amount        Shares        Amount        capital        stockholders
                                            -----------    ---------    ------------    ---------   -------------   ----------------

Balance at December 31, 2001                1,500,000      $  1,500     31,026,978      $ 31,027    $11,716,622     $     (21,250)
Issuance of common stock in conjunction
   with exercise of stock options                  --            --         15,000            15            885                --
Common stock issued in lieu of compensation        --            --        525,000           525         37,921                --
Issuance of stock options for
   consulting services received                    --            --             --            --          6,798                --
Common stock returned for cancellation                                                                                     21,250
   of notes receivable                             --            --       (125,000)         (125)       (21,125)
Net loss for the year                              --            --             --            --             --                --
                                            -----------   ----------- -------------   -----------  --------------  -----------------
Balance at December 31, 2002                1,500,000         1,500     31,441,978        31,442     11,741,101                --
Issuance of common stock in conjunction
   with exercise of stock options                  --            --        101,116           101         19,066                --
Common stock issued in lieu of compensation        --            --        276,000           276         19,360                --
Employee compensation from stock options           --            --             --            --         31,699                --
Issuance of stock options for
   consulting services received                    --            --             --            --          1,022                --
Net income for the year (Restated)                 --            --             --            --             --                --
                                            -----------   ----------- -------------   -----------  --------------  -----------------
Balance at December 31, 2003 (Restated)     1,500,000      $  1,500     31,819,094      $ 31,819    $11,812,248     $          --
                                            ===========    ==========  ============    ==========   =============   ================


                                              Accumulated
                                                deficit           Total
                                             --------------  -------------

Balance at December 31, 2001                 $(10,414,088)    $1,313,811
Issuance of common stock in conjunction
   with exercise of stock options                      --            900
Common stock issued in lieu of compensation            --         38,446
Issuance of stock options for
   consulting services received                        --          6,798
Common stock returned for cancellation
   of notes receivable                                 --             --
Net loss for the year                            (109,087)      (109,087)
                                             --------------  -------------
Balance at December 31, 2002                  (10,523,175)     1,250,868
Issuance of common stock in conjunction
   with exercise of stock options                      --         19,167
Common stock issued in lieu of compensation            --         19,636
Employee compensation from stock options               --         31,699
Issuance of stock options for
   consulting services received                        --          1,022
Net income for the year (Restated)              2,754,729      2,754,729
                                             --------------  -------------
Balance at December 31, 2003 (Restated)       $(7,768,446)    $4,077,121
                                             ==============  =============





The accompanying notes are an integral part of these statements.

                                   LION, Inc.
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                                          2003                 2002
                                                                                     ---------------      ---------------
                                                                                        (Restated)
Cash flows from operating activities
    Net income (loss) before extraordinary gain                                      $     727,054        $    (109,087)
    Adjustments to reconcile net income (loss) before extraordinary gain to net cash provided by operating activities
          Depreciation and amortization                                                    482,947              464,573
          Write off of capitalized software development costs                                   --               10,436
          Stock options issued to employees and contractors                                 32,721                6,798
          Common stock issued in lieu of cash compensation                                  19,636               38,446
          Tax on extraordinary gain                                                        (76,271)                  --
          Changes in assets and liabilities
              Accounts receivable                                                         (101,824)              15,507
              Prepaid expenses and other                                                   (11,510)               1,191
              Accrued liabilities                                                          473,980               23,333
              Accounts payable                                                            (410,532)             (17,900)
              Deferred revenue                                                              90,073               18,048
              Other assets                                                                      --               (4,886)
                                                                                     ---------------      ---------------

                  Net cash provided by operating activities                              1,226,274              446,459

Cash flows from investing activities
    Capitalized software development costs                                                (309,998)            (355,285)
    Net cash received in connection with purchase of assets                              1,721,235                   --
    Purchases of property and equipment                                                   (118,475)            (146,460)
                                                                                     ---------------      ---------------

                  Net cash provided by (used in) investing activities                    1,292,762             (501,745)

Cash flows from financing activities
    Payments on long-term obligations                                                      (58,806)             (22,607)
    Proceeds from issuance of common stock and exercise of stock options                    19,167                  900
                                                                                     ---------------      ---------------

                  Net cash used in financing activities                                    (39,639)             (21,707)
                                                                                     ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                                     2,479,397              (76,993)

Cash and cash equivalents at beginning of period                                           403,917              480,910
                                                                                     ---------------      ---------------

Cash and cash equivalents at end of period                                           $   2,883,314        $     403,917
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

                                                                            2003                 2002
                                                                       ----------------    -----------------
                                                                         (Restated)
              Net income (loss), as reported                           $    2,754,729      $     (109,087)
              Add: Stock-based employee compensation expense
              included in reported net income                                  31,699                  --
              Deduct:  Total stock-based employee compensation
              expense determined under fair value based method for
              all awards, net of related tax effects                         (334,487)           (450,303)
                                                                      -----------------   ------------------
              Pro forma net income (loss)                              $    2,451,941      $     (559,390)
                                                                       ================    =================
              Income (loss) per share:
                  Basic - as reported                                  $          .09      $           --
                  Diluted - as reported                                $          .08      $           --
                  Basic - pro forma                                    $          .08      $         (.02)
                  Diluted - pro forma                                  $          .07      $         (.02)

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

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE B - RESTATEMENT

The financial statements as of and for the year ended December 31, 2003 have been restated to correct an error with respect to revenue recognition for set up fees on certain items in the LION Pro product line. We have determined that set up fees for certain items in the LION Pro product line should be restated to appropriately reflect the timing of revenue recognition for a portion of these sales. The effect of the restatement was to reduce revenue and net income for the year ended December 31, 2003 by $66,058 and to increase deferred revenue by the same amount. There was no effect on previously reported earnings per share or net cash flows. The effect on 2002 was deemed immaterial and a restatement was not considered necessary.

The effect of the restatement on each of the quarters in 2003 is as follows (unaudited and restated):

                                Q103               Q203              Q303               Q403               FY03
Revenue, as
    previously reported    $ 1,786,720        $ 1,830,974       $ 1,869,702        $ 2,646,692        $ 8,134,088
Effect of adjustment           (13,105)           (12,919)          (25,948)           (14,086)           (66,058)
                           ---------------    ---------------   ---------------    ---------------    ---------------
Revenue, restated          $ 1,773,615        $ 1,818,055       $ 1,843,754        $ 2,632,606        $ 8,068,030
                           ===============    ===============   ===============    ===============    ===============

Operating income, as
    previously reported    $    159,640       $    134,720      $    119,418       $    426,190       $    839,968
Effect of adjustment            (13,105)           (12,919)          (25,948)           (14,086)           (66,058)
                           ---------------    ---------------   ---------------    ---------------    ---------------
Operating income,
    restated               $    146,535       $    121,801      $      93,470      $    412,104       $    773,910
                           ===============    ===============   ===============    ===============    ===============

Net income, as
    previously reported    $    155,703       $    130,778      $    115,355       $ 2,418,951        $ 2,820,787
Effect of adjustment            (13,105)           (12,919)          (25,948)          (14,086)           (66,058)
                           ---------------    ---------------   ---------------    ---------------    ---------------
Net income, restated       $    142,598       $    117,859      $      89,407      $ 2,404,865        $ 2,754,729
                           ===============    ===============   ===============    ===============    ===============


NOTE C - BUSINESS COMBINATIONS

On December 8, 2003, the Company purchased certain assets of Ignition Mortgage Technology Solutions, Inc. ("Ignition"), a wholly-owned subsidiary of the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Under the terms of the agreement, LION acquired LockPoint Xtra,(R) an electronic rate lock system for secondary market application that provides real-time feature-adjusted loan-by-loan price quotes, and enables conduits to take direct electronic rate locks from correspondent lenders; Pipeline Tools, used to manage interest rate and loan pool fall-out risk; Loan Officer Plus,(R) a point-of-sale product for originating mortgage loans; the multi-lender, automated application capture and price locking mortgage product referred to as Loan Finder/Loan WorkBench/Optimum Controller; certain customer, vendor, consulting, software and maintenance agreements related to Ignition's business; leased operations facilities located in Gig Harbor, Washington and Sausalito, California; intellectual property held or used in connection with Ignition's business, including copyrights, domain names, patent applications, and trademarks (but excluding

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE C - BUSINESS COMBINATIONS - Continued

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                      At December 8, 2003
-----------------------------------------------------------------
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

NOTE C - BUSINESS COMBINATIONS - Continued

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

                                                               2003                   2002
                                                         ------------------    ------------------
                                                            (Restated)
   Revenue                                               $   18,105,255        $   14,869,667
   Net loss before extraordinary gain                    $   (2,227,949)       $  (22,899,832)
   Net loss                                              $     (200,274)       $  (22,899,832)
   Loss per share, basic and diluted                     $         (.01)       $         (.73)

Warrants and options to purchase common stock during 2003 and 2002 were excluded in the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:

                                                                2003                 2002
                                                           ----------------     ---------------

 Computer equipment                                        $     694,734        $     576,285
 Computer software                                             1,682,114            1,442,765
 Equipment                                                       317,515              276,017
 Leasehold improvements                                           10,919                4,990
                                                           ----------------     ---------------
                                                               2,705,282            2,300,057
 Less accumulated depreciation and amortization                1,680,129            1,359,685
                                                           ----------------     ---------------
                                                           $   1,025,153        $     940,372
                                                           ================     ===============

The Company had $227,198 and $87,944 in fixed assets which were acquired under capital leases at December 31, 2003 and 2002, respectively. Accumulated amortization on equipment under capital leases totaled $64,098 and $17,705 at December 31, 2003 and 2002, respectively.

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE E - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

                                                2003                2002
                                           ---------------     ----------------

 Salaries                                  $     271,655       $    126,404
 Payroll taxes                                   116,918             46,569
 Vacation                                        152,066             99,211
 Severance                                       620,708                  -
 Federal, state, and local taxes                 241,670                  -
 Acquisition costs                                82,500                  -
 Other                                           162,414             57,487
                                           ---------------     ----------------

                                           $   1,647,931       $    329,671
                                           ===============     ================

NOTE F - LONG-TERM OBLIGATIONS

                                                                                    2003                2002
                                                                              -----------------    ----------------
  Software note payable in monthly installments of $873 at a fixed rate of
     17.3%; final payment due December 2004; collateralized by software       $         9,562      $       17,617

  Capital lease obligations payable in monthly installments of $242 at a
     fixed rate of 14.3%; final payment due December 2004                               2,690               5,024

  Capital lease obligations payable in monthly installments of $1,519 at a fixed rate of 17.3%; final payments due at various dates through
     November 2004                                                                     14,302              28,684

  Capital lease obligations payable in monthly installments of $1,328
     at a fixed rate of 16.9%; final payments due November 2005                        25,941              36,500

  Capital lease obligations payable in monthly installments of $1,301 at a fixed rate of 15.9%; final payments due at various dates through
     January 2006                                                                      27,275                  --

  Capital lease obligations payable in monthly installments of $115 at a
     fixed rate of 1%; final payment due May 2006                                       3,387                  --

  Capital lease obligations payable in monthly installments of $3,209 at a
     fixed rate of 12%; final payment due July 2006                                    85,117                  --
                                                                              -----------------    ----------------
                                                                                      168,274              87,825
  Less current maturities                                                             (82,452)            (35,330)
                                                                              -----------------    ----------------

                                                                              $        85,822      $       52,495
                                                                              =================    ================

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE F - LONG-TERM OBLIGATIONS - Continued

The following is a schedule by year of minimum payments under such obligations:

             Year ending December 31,                   Capital Leases        Note Payable            Total
---------------------------------------------------    -----------------    -----------------    ----------------

                       2004                            $        89,823      $         9,562      $        99,385
                       2005                                     70,112                   --               70,112
                       2006                                     23,986                   --               23,986
                                                      ------------------   ------------------   -----------------

     Total minimum payments                                    183,921                9,562              193,483

     Less amount representing interest                         (25,209)                  --              (25,209)
                                                       -----------------    -----------------    ----------------

     Net principal payments                            $       158,712      $         9,562      $      168,274
                                                       =================    =================    ================


NOTE G - INCOME TAXES

The income tax provision is comprised of the following for the years ended December 31:

                                                                                 2003                2002
                                                                            ---------------     ----------------
  Current:
    Federal                                                                 $      56,826       $           -
    State                                                                          49,184                   -
                                                                            ---------------     ----------------

          Total                                                             $     106,010       $           -
                                                                            ===============     ================


The income tax provision reconciled to the tax computed at the statutory federal rate was as follows for the years ended December 31:

                                                                                 2003                2002
                                                                            ---------------     ----------------
  Tax provision (benefit) at statutory rate                                 $     999,177       $     (37,090)
  State income taxes                                                               49,184                  --
  Non-deductible expenses                                                           6,425               5,317
  Other                                                                           (19,488)            (45,204)
  (Decrease) increase in valuation allowance                                     (929,288)             76,977
                                                                            ---------------     ----------------

       Total                                                                $     106,010       $          --
                                                                            ===============     ================

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE G - INCOME TAXES - Continued

The components of deferred taxes are as follows at December 31:

                                                                                 2003                 2002
                                                                            ----------------     ----------------
 Deferred tax assets:
     Intangible assets                                                      $       23,851       $       26,350
     Liabilities not timely paid                                                    50,375               32,882
     Allowance for doubtful accounts                                                46,643               21,216
     Stock options and warrants issued to consultants for services                  41,703               39,779
     Stock options issued to employees                                              11,195                  --
     Deferred revenue                                                              309,282                  --
     Federal tax credits                                                            56,826                  --
     Net operating loss carryforward                                             1,340,362            2,314,808
                                                                           -----------------    -----------------
                                                                                 1,880,237            2,435,035
 Deferred tax liabilities:

     Depreciation                                                                   97,856               67,212
     Extraordinary gain deferred                                                   343,846                   --
                                                                           -----------------    -----------------
                                                                                   441,702               67,212

 Valuation allowance                                                            (1,438,535)          (2,367,823)
                                                                            ----------------     ----------------

                                                                            $           --       $           --
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

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company conducts a portion of its operations in leased facilities under operating lease agreements. The following is a schedule by years of approximate minimum rental payments under such operating leases, which expire at various dates through November 2007.

          Year ending December 31,

                    2004                                     $   612,700
                    2005                                         388,100
                    2006                                         398,400
                    2007                                         291,300
                                                             ---------------

       Total minimum payments required                       $ 1,690,500
                                                             ===============

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

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

NOTE I - SETTLEMENT OF LEGAL MATTERS

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

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE J - WARRANTS

The Company had the following warrants outstanding to purchase common shares as of December 31:

                                                                                       2003                2002
                                                                                   --------------     ---------------
   Warrants issued as a finders fee for financing whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of
      $.60, expiring through April 2003                                                       --            105,000

   Warrants issued for legal services related to financing whereby one warrant entitles the holder to purchase one share of common stock at an exercise
      price of $.78, expiring through March 2003                                              --            200,000

   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common stock at an exercise
      price of $.40, expiring through March 2004                                       1,166,667          1,166,667
                                                                                  ---------------    ----------------

        Total                                                                          1,166,667          1,471,667
                                                                                   ==============     ===============


NOTE K - STOCK OPTIONS

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

NOTE K - STOCK OPTIONS - Continued

The Company recorded notes receivable from shareholders totaling $21,250 during 2001, for the exercise of these stock options. During 2002, the notes receivable of $21,250 was canceled and the related shares totaling 125,000 were retired due to non-payment of accrued interest and principal.

A summary of the Company's stock option plan activity is as follows:

                                                               2003                                2002
                                                  -------------------------------     --------------------------------
                                                                       Weighted                            Weighted
                                                                       average                             average
                                                                      exercise                             exercise
                 Stock options                        Shares            price            Shares             price
   -------------------------------------------    ---------------    ------------     --------------     -------------
    Outstanding at beginning of year                  5,803,900      $      .54          5,822,000       $      .56
    Granted                                           3,635,000             .16            451,900              .12
    Forfeited                                        (1,409,375)            .58           (455,000)             .40
    Exercised                                          (101,116)            .19            (15,000)             .06
                                                  ---------------    ------------     --------------     -------------

    Outstanding at end of year                        7,928,409      $      .36          5,803,900       $      .54
                                                  ===============    ============     ==============     =============

    Options exercisable at end of year                4,368,790      $      .50          4,302,088       $      .57
                                                  ===============    ============     ==============     =============

   Weighted-average fair value of options
     granted during the year                                         $      .21                          $      .09
                                                                     ============                        =============

The following is a summary of stock options outstanding at December 31, 2003:

                               Outstanding Options                                           Options Exercisable
  -------------------------------------------------------------------------------    ------------------------------------
                                           Weighted-       Weighted-                                       Weighted-
                                            average        average remaining                                average
    Exercise price          Number           price           contractual life           Number          exercise price
  -------------------    -------------    -------------    ----------------------    --------------    ------------------

  $  .04 - $  .25           6,246,409        $  0.17            7.84 years             2,794,353            $   0.17
  $  .26 - $  .50              37,000        $  0.42             3.6 years                26,625            $   0.44
  $  .51 - $  .75             150,000        $  0.64             .98 years               141,250            $   0.63
  $  .76 - $1.00              940,000        $  0.82            1.05 years               909,375            $   0.82
  $1.01 - $1.93               555,000        $  1.67             .34 years               497,187            $   1.67
                         -------------                                               --------------
                            7,928,409                                                  4,368,790
                         =============                                               ==============

                                   LION, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE L - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows for December 31:

                                                                               2003                  2002
                                                                          ----------------      ---------------
 Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                $       20,214        $      13,780

 Non-cash investing and financing activities
    Common stock retired for cancellation of notes receivable             $           --        $      21,250
    Assets acquired under capital leases and notes payable                $      139,255        $      37,829


On December 8, 2003, the Company purchased substantially all of the operating assets of Ignition Mortgage Technology Solutions, Inc. (see Note C). In conjunction with the acquisition, liabilities were assumed as follows:

 Fair value of assets acquired                              $    4,358,799
 Extraordinary gain on assets acquired                          (2,103,946)
 Cash paid                                                          (1,000)
                                                            -----------------
 Liabilities assumed                                        $    2,253,853
                                                            =================

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

NOTE N - CONCENTRATION OF CREDIT RISK

         The Company has two customers in the mortgage industry whose accounts receivable balance represents 24% of the Company's total accounts receivable balance at December 31, 2003. Both customers had a zero balance at December 31, 2002.

NOTE O - RELATED PARTY TRANSACTIONS

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

NOTE O - RELATED PARTY TRANSACTIONS - Continued

During 2003, Randall Miles, a member of the Board of Directors, and SCM Capital Group LLC, of which Mr. Miles is the sole general partner, were collectively paid $280,000 for financial advisory services related to the acquisition of Ignition. On December 8, 2003, Mr. Miles became the Chief Executive Officer and Chairman of the Board of LION.

NOTE P - EARNINGS PER SHARE

The computational components of basic and diluted earnings (loss) per share are as follows:

                                                                                   2003
                                                                            -------------------
                                                         Numerator -          Denominator -           Per Share
                                                            Income                Shares               Amount
                                                       -----------------    -------------------    ----------------
                                                          (Restated)
Basic EPS
    Income before extraordinary gain                    $     727,054            31,650,664          $          .03
    Extraordinary gain net of income tax expense
      of $76,271                                            2,027,675                                           .06
                                                       -----------------                           ----------------

                                                        $   2,754,729                                $          .09
                                                       =================                           ================

Effect of potential common stock
    Stock options                                                                   470,772
   Preferred stock                                                                1,500,000
                                                                            -------------------

Diluted EPS
    Income before extraordinary gain                    $     727,054            33,621,436          $          .02
    Extraordinary gain net of income tax expense
      of $76,271                                            2,027,675                                           .06
                                                       -----------------                           ----------------

                                                        $  2,754,729                                 $          .08
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

NOTE Q - PREFERRED STOCK

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

NOTE R - QUARTERLY RESULTS (UNAUDITED)

The following is a summary of unaudited results of operations for the two years ended December 31, 2003 and 2002:

                                                                                       Net income      Net income
                                                                                       (loss) per      (loss) per
Fiscal Year Ended                                Operating              Net           basic common   diluted common
December 31, 2003:            Revenues          Income (Loss)      Income (Loss)         share            share
(Restated)                    --------          -------------      -------------         -----            -----

First Quarter             $     1,773,615       $     146,535       $   142,598        $     --          $     --
Second Quarter            $     1,818,055       $     121,801       $   117,859        $     --          $     --
Third Quarter             $     1,843,754       $      93,470       $    89,407        $     --          $     --
Fourth Quarter            $     2,632,606       $     412,104       $ 2,404,865        $    .08          $    .07

Fiscal Year Ended
December 31, 2002:


First Quarter             $     1,510,963       $     (38,535)      $   (40,896)       $      --         $     --
Second Quarter            $     1,606,313       $      26,907       $  (324,834)       $   (.01)         $   (.01)
Third Quarter             $     1,628,238       $     157,926       $   115,461        $      --         $     --
Fourth Quarter            $     1,664,054       $     143,447       $   141,182        $      --         $     --

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         In December 2003, concurrent with closing the Ignition asset purchase the Company announced the appointment of Randall Miles as Chief Executive Officer.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES (AS OF THE DATE OF FILING THIS AMENDED ANNUAL REPORT ON FORM 10 - KSB).

         Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report ("Evaluation Date."). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures are effective.

         The financial statements for the three month periods ended March 31, 2003, June 30, 2003 and September 30, 2003 and the year ended December 31, 2003 have been restated to correct an error with respect to revenue recognition for set up fees on certain items in the LION Pro product line. See Footnote B to the Financial Statements in this Report. Our Quarterly Report on Form 10-QSB for the first quarter of 2004 and Form 8-K filed on February 23, 2004 have also been affected by this restatement. We have filed with the SEC an amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004 and a Form 8K/A amendment to our February 23, 2004 Form 8-K.

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

                           SUMMARY COMPENSATION TABLE*

                                            Annual Compensation               Long-Term Compensation
                                    -----------------------------------  ---------------------------------
                                                                                             Securities
                                                                                             Underlying
                                                                         --------------       Options/
Name and Principal Position          Year      Salary        Other        Stock Awards        Warrants
---------------------------          ----    ----------  -------------   --------------     -------------
Randall Miles, CEO (1)               2003    $   12,179         --                 --         1,000,000
                                     2002         --            --                 --            68,450

David Stedman,                       2003    $ 120,000   $   10,200(2)             --           300,000
  President/CEO (1)                  2002    $ 106,100   $   19,800(2)             --               --
                                     2001    $ 119,900          --                 --           500,000

Steve Thomson, CFO                   2003    $ 104,000   $     9,400(3)            --               --
                                     2002    $   92,600  $   18,600(3)             --               --
                                     2001    $   76,100  $   36,500(3)             --           400,000

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

                                            Number of          Percent of total
                                            securities          stock options
                                            underlying            granted to      Exercise or
                                          stock options          employees in      base price     Expiration
Name and Principal Position                  granted             fiscal year         ($/Sh)          date
---------------------------                  -------             -----------       ----------     ----------
Randall Miles, CEO                           1,000,000               27.5%            $0.18        12/08/13
David Stedman, President/CEO                   300,000                8.3%            $0.19         7/14/13

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

                                                        Number of Securities              Value of Unexercised
                               Shares                  Underlying Unexercised                  In-the-Money
                              Acquired                    Options/Warrants                   Options/Warrants
                                 on      Value           at Fiscal Year-End (#)           at Fiscal Year-End ($)
                              Exercise  Realized      ---------------------------     ----------------------------
        Name                    (#)       ($)         Exercisable   Unexercisable     Exercisable    Unexercisable
        ----                   ----      ----         -----------   -------------     -----------    -------------
Randall Miles, CEO
      Options                      --         --         68,450       1,000,000         $ 12,471        $ 70,000

David Stedman,
  President/CEO
      Options                  47,991    $ 9,598        736,384         265,625         $ 24,850         $ 15,750

Steve Thomson, CFO
      Options                  45,000    $ 9,000        651,875           3,125         $ 17,750               --


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


                                                 Shares (2)       Percent (3)
Name and Address (1)                           Beneficially        of Voting
Of Beneficial Owner                                Owned           of Shares
-------------------                            -------------      -----------

DIRECTORS AND EXECUTIVE OFFICERS:

John A. McMillan                                2,645,966  (4)       7.74%
J.C. (Tuck) Marshall                              680,000  (5)       2.01%
Jacob L. Smith                                    170,000  (6)         *
Sam Ringer                                      1,708,920  (7)       5.10%
David Stedman                                   1,241,375  (8)       3.64%
Steve Thomson                                   1,398,375  (9)       4.12%
Randall D. Miles                                   68,450 (10)         *
Griffith J. Straw                                  68,450 (11)         *

OTHER BENEFICIAL OWNERS:

ICM Asset Management, Inc.                      1,500,000 (12)       4.50%

All directors and executive officers as a                           22.02%
group (9 persons)                               8,015,136


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

                                                     (a)                      (b)                      (c)
                                                                                                    Number of
                                                                                                    securities
                                                                                                  available for
                                                  Number of                                      future issuance
                                              securities to be          Weighted-average           under equity
                                                 issued upon           exercise price of        compensation plans
                                                 exercise of              outstanding               [excluding
                                                 outstanding           options, warrants            securities
                                              options, warrants            and rights          reflected in column
              Plan category                       and rights                                           (a)]
------------------------------------------   ---------------------    ---------------------    ---------------------
Equity compensation plans approved by
security holders (1)                                7,928,409                 $.36                  1,551,308
------------------------------------------

Equity compensation plans not approved
by security holders (2)                                298,742                $.16                         --
------------------------------------------   ---------------------    ---------------------    ---------------------

Total                                               8,227,151                 $.35                  1,551,308
==========================================   =====================    =====================    =====================


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

10.14 Employment Agreement - Randall D. Miles, incorporated by reference to the same exhibit number on the Company's Form 10-KSB for the year ended December 31, 2003.

10.15 Employment Agreement - Timothy F. Newberry, incorporated by reference to the same exhibit number on the Company's Form 10-KSB for the year ended December 31, 2003.

14.1 Code of Ethics for CEO and Senior Financial Officers, incorporated by reference to the same exhibit number on the Company's Form 10-KSB for the year ended December 31, 2003.

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

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on August 20, 2004.

                                   LION, INC.
                                  (Registrant)

                            BY: /s/ RANDALL D. MILES
                            --- --------------------
                                Randall D. Miles
                                CEO

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                              TITLE                   DATE

/s/ Randall D. Miles          Chairman of the Board and CEO      August 20, 2004
/s/ John A. McMillan          Director                           August 20, 2004
/s/ David Stedman             Director and Co-President          August 20, 2004
/s/ J.C. (Tuck) Marshall      Director                           August 20, 2004
/s/ Griffith J. Straw         Director                           August 20, 2004
/s/ Sam Ringer                Director                           August 20, 2004
/s/ Steve Thomson             CFO                                August 20, 2004
/s/ Lisa Bouchakian Dunn      Controller                         August 20, 2004

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

10.14 Employment Agreement - Randall D. Miles, incorporated by reference to the same exhibit number on the Company's Form 10-KSB for the year ended December 31, 2003.

10.15 Employment Agreement - Timothy F. Newberry, incorporated by reference to the same exhibit number on the Company's Form 10-KSB for the year ended December 31, 2003.

14.1 Code of Ethics for CEO and Senior Financial Officers, incorporated by reference to the same exhibit number on the Company's Form 10-KSB for the year ended December 31, 2003.

23.1     Consent of Grant Thornton LLP.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002