Form 10QSB/A
period 2004-03-31
LION INC/WA
filed 2004-08-20
CIK 941179

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10 - QSB/A


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

                                   LION, INC.
                                INTRODUCTORY NOTE
                            FORM 10-QSB/A FOR 3-31-04

         This Quarterly Report on Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004, as filed by us on May 17, 2004, and is being filed to reflect the restatement of our Financial Statements. The restatement reflects adjustments to revenue to correct an error with respect to revenue recognition for set up fees on certain items in the LION Pro product line. A discussion of this restatement and a summary of the effects of the restatement are presented in Note B to the Financial Statements. Changes have been made to the disclosure in Items 1, 2 and 3 of Part I to reflect the matters discussed above.

         The information contained in this Form 10-QSB/A is as of May 17, 2004, except for the information related to the restatement discussed above. We have filed with the SEC an amended 2003 Annual Report on Form 10-KSB/A for the year ended December 31, 2003 and a Form 8-K/A amendment to our February 23, 2004 Form 8-K. This Form 10-QSB/A should be read in conjunction with our Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

                                   LION, Inc.
                                  Form 10 - QSB
                      For the Quarter Ended March 31, 2004

                                                                           PAGE
                                                                          NUMBER

                                      INDEX

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Balance Sheets at March 31, 2004 (unaudited and
               restated) and December 31, 2003 (restated)                    4

               Statements of Operations for the three month periods
               ended March 31, 2004 and 2003 (unaudited and restated)        5

               Statements of Cash Flows for the three months ended
               March 31, 2004 and 2003 (unaudited and restated)              6

               Notes to Financial Statements                                 7

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          12

Item 3         Controls and Procedures                                      21

PART II        OTHER INFORMATION

Item 2         Changes in Securities and Use of Proceeds                    21

Item 6         Exhibits and Reports on Form 8 - K                           22

               Signatures                                                   23

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                   LION, Inc.
                                 BALANCE SHEETS

                                                     ASSETS
                                                                                     March 31,
                                                                                       2004             December 31,
                                                                                    (Unaudited)             2003
                                                                                  ----------------    -----------------
                                                                                     (Restated)          (Restated)

CURRENT ASSETS
    Cash and cash equivalents                                                     $    3,472,629      $    2,883,314
    Accounts receivable, less allowance for doubtful accounts of $107,000 and
       $132,000 in 2004 and 2003, respectively                                         1,879,879           2,141,264
    Other receivables                                                                    472,640             620,708
    Prepaid expenses and other                                                           265,339             361,975
                                                                                  ----------------    -----------------

         Total current assets                                                          6,090,487           6,007,261

PROPERTY AND EQUIPMENT - net                                                           1,026,962           1,025,153

OTHER ASSETS

    Goodwill - net                                                                       273,955             273,955
    Other assets                                                                          82,908              82,908
                                                                                  ----------------    -----------------

                                                                                  $    7,474,312      $    7,389,277
                                                                                  ================    =================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              $      351,458      $      189,727
    Accrued liabilities                                                                1,383,596           1,647,931
    Current maturities of long-term obligations                                           77,510              82,452
    Deferred revenue                                                                   1,245,404           1,306,224
                                                                                  ----------------    -----------------

         Total current liabilities                                                     3,057,968           3,226,334

LONG-TERM OBLIGATIONS, less current maturities                                            70,618              85,822

COMMITMENTS AND CONTINGENCIES                                                               -                   -

STOCKHOLDERS' EQUITY
    Preferred stock - authorized, 5,000,000 shares of $.001 par value,
       liquidation value $900,000 at December 31,2003                                       -                  1,500
    Common stock - authorized, 50,000,000 shares of $.001 par value                       33,735              31,819
    Additional contributed capital                                                    12,074,726          11,812,248
    Accumulated deficit                                                               (7,762,735)         (7,768,446)
                                                                                  ----------------    -----------------
                                                                                       4,345,726           4,077,121
                                                                                  ----------------    -----------------

                                                                                  $    7,474,312      $    7,389,277
                                                                                  ================    =================


The accompanying notes are an integral part of these statements.

                                                      LION, Inc.

                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                                Three months ended March 31,
                                                                            -------------------------------------
                                                                                  2004                2003
                                                                            -----------------    ----------------
                                                                               (Restated)          (Restated)
Revenues                                                                    $   3,870,181        $   1,773,615

Expenses
    Direct costs                                                                1,464,350              315,556
    Selling and marketing                                                         496,579              573,468
    General and administrative                                                  1,165,150              539,653
    Research and development                                                      600,250               87,401
    Depreciation and amortization                                                 134,372              111,002
                                                                            -----------------    ----------------
                                                                                3,860,701            1,627,080
                                                                            -----------------    ----------------

         Operating income                                                           9,480              146,535

Other income (expense)
    Interest expense                                                               (5,523)              (4,046)
    Interest income                                                                 2,263                  109
                                                                            -----------------    ----------------

         Net income before tax                                                      6,220              142,598

    Income tax expense

                                                                                      509                   -
                                                                            -----------------    ----------------

         NET INCOME                                                         $       5,711        $     142,598
                                                                            =================    ================

Net income per common share, basic and diluted                              $          -         $          -
                                                                            =================    ================



The accompanying notes are an integral part of these statements.

                                                         LION, Inc.

                                                 STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                         Three months ended March 31,
                                                                                     -------------------------------------
                                                                                          2004                 2003
                                                                                     ----------------     ----------------
                                                                                       (Restated)           (Restated)
Cash flows from operating activities
    Net income                                                                       $       5,711        $     142,598
    Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation and amortization                                                    134,372              111,002
          Stock options issued to employees and contractors                                121,798                  961
          Common stock issued in lieu of cash compensation                                       -                9,658
          Changes in assets and liabilities
              Accounts receivable                                                          261,385              (78,126)
              Other receivables                                                            148,068                    -
              Prepaid expenses and other                                                    96,636              (34,082)
              Accounts payable                                                             161,731               72,969
              Accrued liabilities                                                         (264,335)              52,201
              Deferred revenue                                                             (60,820)              38,129
                                                                                     ----------------     ----------------

                  Net cash provided by operating activities                                604,546              315,310

Cash flows from investing activities
    Capitalized software development costs                                                 (86,973)             (80,911)
    Purchase of property and equipment                                                     (49,208)             (41,995)
                                                                                     ----------------     ----------------

                  Net cash used in investing activities                                   (136,181)            (122,906)

Cash flows from financing activities
    Payments on notes payable and long-term obligations                                    (20,146)             (10,716)
    Proceeds from issuance of common stock on exercise
        of stock options and warrants                                                      141,096                    -
                                                                                     ----------------     ----------------

                  Net cash provided by (used in) financing activities                      120,950              (10,716)
                                                                                     ----------------     ----------------

Net increase in cash and cash equivalents                                                  589,315              181,688

Cash and cash equivalents at beginning of period                                         2,883,314              403,917
                                                                                     ----------------     ----------------

Cash and cash equivalents at end of period                                           $   3,472,629        $     585,605
                                                                                     ================     ================


Supplemental non-cash investing and financing activities:
    Assets acquired under capital leases                                             $          -         $      37,694



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

NOTE B.   RESTATEMENT

         The financial statements for the three month periods ended March 31, 2004 and 2003 have been restated to correct an error with respect to revenue recognition for set up fees on certain items in the LION Pro product line. We have determined that set up fees for certain items in the LION Pro product line should be restated to appropriately reflect the timing of revenue recognition for a portion of these sales. The effect of the change on the financial statements was an overstatement of revenue and net income and an understatement of deferred revenue in the same amount. There was no effect on previously reported earnings per share or net cash flows. The effect of the restatement is as follows (unaudited):

                                                              Three Months Ended
                                                                   March 31,
                                                     -------------------------------------
                                                            2004              2003
                                                     -----------------  ------------------
    Revenue, as previously reported                     $  3,877,393      $  1,786,720
    Effect of restatement                                     (7,212)          (13,105)
                                                     -----------------  ------------------
    Revenue, restated                                   $  3,870,181      $  1,773,615
                                                     =================  ==================

    Operating income, as previously reported            $     16,692      $    159,640
    Effect of restatement                                     (7,212)          (13,105)
                                                     -----------------  ------------------
    Operating income, restated                          $      9,480      $    146,535
                                                     =================  ==================

    Net income, as previously reported                  $     12,923      $    155,703
    Effect of restatement                                     (7,212)          (13,105)
                                                     -----------------  ------------------
    Net income, restated                                $      5,711      $    142,598
                                                     =================  ==================

                                   LION, Inc.

                          NOTES TO FINANCIAL STATEMENTS

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

         The following table illustrates the effect on net income and on net income per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                                           Three months ended March 31,
                                                                       -------------------------------------
                                                                            2004                 2003
                                                                       ----------------    -----------------
                                                                         (Restated)           (Restated)
              Net income, as reported                                  $        5,711      $      142,598
               Add: Stock-based employee compensation expense
                  included in reported net income                             121,798                 195
              Deduct: Total stock-based employee compensation
                  expense determined under fair value based method
                  for all awards*                                            (171,465)           (106,648)
                                                                       ----------------    -----------------
              Pro forma net (loss) income                              $      (43,956)     $       36,145
                                                                       ================    =================
              Income (loss) per share:
                  Basic and diluted - as reported                      $          -        $          -
                  Basic and diluted - pro forma                        $          -        $          -

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain revisions to our previously reported operating results for the quarters ended March 31, 2004 and 2003.

         Following the December 2003 acquisition of certain assets of Ignition Mortgage Technology Solutions, Inc. and in accordance with our internal controls and procedures, we undertook a review of our revenue recognition policies on two new large contracts in the Pipeline Tools and LockPoint Xtra(R) product lines we acquired. We have determined that set up fees for certain items in the LION Pro product line should be restated to correct an error with respect to revenue recognition for a portion of these sales. See Footnote B to the Financial Statements in this Report. The effect of the change on the financial statements was an overstatement of revenue and net income and an understatement of deferred revenue in the same amount for the three month periods ended March 31, 2004 and 2003. There was no effect on previously reported earnings per share or net cash flows. Our Annual Report on Form 10-KSB for the year ended December 31, 2003 and Form 8-K filed on February 23, 2004 have also been affected by this restatement. We have filed with the SEC an amended Annual Report on Form 10-KSB/A for the year ended Decmeber 31, 2003 and a Form 8-K/A amendment to our February 23, 2004 Form 8-K.

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

         The first quarter 2004 results were impacted significantly by this acquisition and are summarized as follows:

CONDENSED RESULTS

                                                               Three months ended
                                                                   March 31,
                                                      -------------------------------------
                                                            2004                2003
                                                      ------------------  -----------------
                                                         (Restated)          (Restated)
Revenues                                               $  3,870,181        $  1,773,615
Operating expenses                                        3,860,701           1,627,080
                                                      ------------------  -----------------
    Operating income                                          9,480             146,535

Other expense - net                                          (3,260)             (3,937)
                                                      ------------------  -----------------
                                                              6,220             142,598

Income tax expense                                              509                  -
                                                      ------------------  -----------------
    Net income                                         $      5,711        $    142,598
                                                      ==================  =================

Net income per common share
        Basic and diluted                              $         -         $         -
                                                      ==================  =================

         Revenue was $3.87 million, up $2.09 million or 118% from $1.78 million for the first quarter of 2003. Of this increase, $1.95 million was attributable to the LockPoint Xtra(R) and Pipeline Tools products from the Ignition acquisition and approximately $142,000 was from LION's original core business comprised of LION Pro, Mortgage 101 and Retail Websites. Net income for the first quarter was $5,711 compared to $142,598 for the same quarter in the prior year. The lower profit was anticipated as the cost of integrating the operations of LION and Ignition are expected to be prevalent throughout the first six to nine months of 2004. In addition, there were one-time legal, audit and compensation expenses during the first quarter that will not recur during the second quarter. During 2004, LION will be integrating product lines, facilities, datacenters and other infrastructure. While we expect increased profitability in the second quarter compared to the first quarter, we anticipate a more significant growth in profitability during the last half of 2004.

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

DETAILED RESULTS OF OPERATIONS

REVENUES

                                      Three Months Ended March 31,
                                  -------------------------------------
                                        2004                2003
                                  ------------------  -----------------
                                     (Restated)          (Restated)

     REVENUES BY PRODUCT:
     Lion Pro                     $       769,179     $     762,204
     Mortgage 101                         547,766           512,505
     Retail web sites                     598,744           498,906
     LockPoint Xtra                       764,177               -
     Pipeline Tools                     1,190,315               -
                                  ------------------  -----------------
     Total revenues               $     3,870,181     $   1,773,615
                                  ==================  =================


         LION PRO revenues for first quarter 2004 were actually more successful than the increase over the same quarter in the prior year of $6,975 might indicate. Included in this product line category are revenues from two alliance partnerships that were discontinued by the end of 2003. Revenues from these alliances declined approximately $97,000 in the first quarter of 2004 compared to the same quarter in the prior year. Revenue from LION Pro Corporate, LION Pro Individual and lenders who participate in the underlying database increased approximately $104,000 in the first quarter compared to the same quarter in the prior year. There are now 59 LION Pro Corporate accounts as of the end of March 2004 comprising over 2,500 users.

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

OPERATING EXPENSES

                                               Three Months Ended March 31,
                                            ------------------------------------
                                                  2004               2003
                                            -----------------  -----------------
     Direct costs                           $    1,464,350     $      315,556
     Selling and marketing                         496,579            573,468
     General and administrative                  1,165,150            539,653
     Research and development                      600,250             87,401
     Depreciation and amortization                 134,372            111,002
                                            -----------------  -----------------

     Total operating expenses               $    3,860,701     $    1,627,080
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

         At March 31, 2004, we had approximately $3,473,000 in cash and cash equivalents and working capital of approximately $3,106,000. The Company's liquidity position has never been better. The change in cash and cash equivalents is as follows:

                                              Three Months Ended March 31,
                                          --------------------------------------
                                                2003                2002
                                          ------------------  ------------------
      NET CASH PROVIDED BY (USED IN)
      Operating activities                $      604,546       $     315,310
      Investing activities                      (136,181)           (122,906)
      Financing activities                       120,950             (10,716)
                                          ------------------  ------------------

      Net increase                        $      589,315       $     181,688
                                          ==================  ==================

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

         We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $8.1 million from $6.4 million for 2003 and 2002, respectively. Revenue increased to $3,870,181 for the first quarter of 2004 compared to $2,632,606 for the prior quarter and $1,773,615 for the first quarter of 2003. The Company anticipates strong growth in revenue in 2004 compared to 2003. While we sustained a loss in 2002 totaling approximately $109,000, we have had seven consecutive quarters of profitability beginning the third quarter of 2002 through the first quarter of 2004. Due to the acquisition of most of the assets of Ignition in December 2003, the Company will be faced with additional costs during the first six months of 2004 and perhaps longer while it integrates and streamlines its facility, telecommunications, datacenter and other infrastructure. Until this integration is complete, profitability will be constrained.

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

ITEM 3.      CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

         The financial statements for the three month periods ended March 31, 2004 and 2003 have been restated to correct an error with respect to revenue recognition for set up fees on certain items in the LION Pro product line. See Footnote B to the Financial Statements in this Report. Our 2003 Annual Report on Form 10-KSB and Form 8-K filed on February 23, 2004 have also been affected by this restatement. We have filed with the SEC an amended 2003 Annual Report on Form 10-KSB/A for the year ended December 31, 2003 and a Form 8-K/A amendment to our February 23, 2004 Form 8-K.

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

                                   LION, INC.
                                  (Registrant)

         Date: August 20, 2004                  By: /s/ Randall D. Miles
                                                    --------------------
                                                    Randall D. Miles
                                                    Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002