Form 10QSB
period 2004-09-30
LION INC/WA
filed 2004-11-15
CIK 941179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


       As of November 9, 2004, approximately 37,349,028 shares of the Company's common stock were outstanding.

                                   LION, Inc.
                                  Form 10 - QSB
                    For the Quarter Ended September 30, 2004


                                                                     PAGE NUMBER
                                      INDEX

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Balance Sheets at September 30, 2004 (unaudited) and
           December 31, 2003                                                3

           Statements of Operations for the three and nine month
           periods ended September 30, 2004 and 2003 (unaudited)            4

           Statements of Cash Flows for the nine months ended
           September 30, 2004 and 2003 (unaudited)                          5

           Notes to Financial Statements                                    6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11

Item 3     Controls and Procedures                                         21

PART II    OTHER INFORMATION

Item 2     Changes in Securities and Small Business Issuer Purchases
           of Equity Securities
                                                                           22

Item 6     Exhibits                                                        23

           Signatures                                                      23

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                   LION, Inc.
                                 BALANCE SHEETS

                                     ASSETS

                                                   September 30,
                                                        2004       December 31,

                                                    (Unaudited)        2003
                                                   ------------    ------------

CURRENT ASSETS
  Cash and cash equivalents                        $  3,612,081    $  2,883,314
  Accounts receivable, less allowance for
    doubtful accounts of $68,000 and
    $132,000 in 2004 and 2003, respectively           1,964,145       2,141,264
  Other receivables                                          --         620,708
  Prepaid expenses and other                            645,032         361,975
                                                   ------------    ------------

       Total current assets                           6,221,258       6,007,261

PROPERTY AND EQUIPMENT - net                            968,509       1,025,153

OTHER ASSETS
  Goodwill - net                                        273,955         273,955
  Other assets                                           82,908          82,908
                                                   ------------    ------------

                                                   $  7,546,630    $  7,389,277
                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $    302,188    $    189,727
  Accrued liabilities                                   992,635       1,647,931
  Current maturities of long-term obligations            66,937          82,452
  Deferred revenue                                    1,121,758       1,306,224
                                                   ------------    ------------

       Total current liabilities                      2,483,518       3,226,334

LONG-TERM OBLIGATIONS, less current maturities           38,611          85,822

COMMITMENTS AND CONTINGENCIES                                --              --

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000
    shares of $.001 par value, liquidation
    value $900,000 at December 31, 2003                      --           1,500
  Common stock - authorized, 50,000,000 shares
    of $.001 par value                                   34,244          31,819
  Additional contributed capital                     12,255,445      11,812,248
  Accumulated deficit                                (7,265,188)     (7,768,446)
                                                   ------------    ------------
                                                      5,024,501       4,077,121
                                                   ------------    ------------

                                                   $  7,546,630    $  7,389,277
                                                   ============    ============


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months ended September 30,        Nine months ended September 30,
                                            -------------------------------------  --------------------------------------
                                                  2004                2003               2004                2003
                                            -----------------   -----------------  ------------------  ------------------
                                                                   (Restated)                             (Restated)
Revenues                                    $    3,574,211      $    1,843,754     $   11,020,486      $    5,435,424

Expenses
    Direct costs                                 1,276,822             400,697          4,069,452           1,054,634
    Selling and marketing                          477,296             564,463          1,525,961           1,724,543
    General and administrative                     993,968             602,752          3,058,395           1,707,804
    Research and development                       611,194              57,435          1,908,001             235,964
    Depreciation and amortization                  152,537             124,937            431,119             350,673
                                            -----------------   -----------------  ------------------  ------------------
                                                 3,511,817           1,750,284         10,992,928           5,073,618
                                            -----------------   -----------------  ------------------  ------------------

         Operating income                           62,394              93,470             27,558             361,806

Other income (expense)
    Interest expense                                (3,615)             (4,987)           (14,280)            (13,965)
    Interest income                                  2,470                 924              6,911               2,023
    Other income                                        --                  --            433,388                  --
                                            -----------------   -----------------  ------------------  ------------------

         Net income before tax                      61,249              89,407            453,577             349,864

Income tax benefit - net                           (51,690)                 --           (49,681)                 --
                                            -----------------   -----------------  ------------------  ------------------

         NET INCOME                         $      112,939      $       89,407     $      503,258      $      349,864
                                            =================   =================  ==================  ==================

Net income per common share,
    Basic                                   $           --      $           --     $          .02      $          .01
                                            =================   =================  ==================  ==================
    Diluted                                 $           --      $           --     $          .01      $          .01
                                            =================   =================  ==================  ==================


The accompanying notes are an integral part of these statements.

                                   LION, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine months ended September 30,
                                                                      ----------------------------------
                                                                            2004               2003
                                                                      ---------------    ---------------
                                                                                            (Restated)
Cash flows from operating activities
   Net income                                                         $    503,258       $    349,864
   Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                     431,119            350,673
         Write off of capitalized software development costs                13,954                 --
         Compensation expense for stock options issued to
            employees and contractors                                      205,651             15,831
         Common stock issued in lieu of cash compensation                       --             19,636
         Common stock issued for services received                          60,000                 --
         Changes in assets and liabilities
            Accounts receivable                                            177,119            (45,647)
            Other receivables                                              620,708                 --
            Prepaid expenses and other                                    (283,057)           (45,445)
            Accounts payable                                               112,461             11,869
            Accrued liabilities                                           (655,296)           104,142
            Deferred revenue                                              (184,466)            91,856
                                                                      ---------------    ---------------

                Net cash provided by operating activities                1,001,451            852,779

Cash flows from investing activities
   Capitalized software development costs                                 (247,885)          (229,615)
   Purchase of property and equipment                                     (140,544)           (77,142)
                                                                      ---------------    ---------------

                Net cash used in investing activities                     (388,429)          (306,757)

Cash flows from financing activities
   Payments on notes payable and long-term obligations                     (62,726)           (39,387)
   Proceeds from issuance of common stock on exercise
       of stock options and warrants                                       178,471                 --
                                                                      ---------------    ---------------

                Net cash provided by (used in) financing activities        115,745            (39,387)
                                                                      ---------------    ---------------

Net increase in cash and cash equivalents                                  728,767            506,635

Cash and cash equivalents at beginning of period                         2,883,314            403,917
                                                                      ---------------    ---------------

Cash and cash equivalents at end of period                            $  3,612,081       $     910,552
                                                                      ===============    ===============


Supplemental non-cash investing and financing activities:
   Stock issued net of shares repurchased                             $     14,000       $          --
    Assets acquired under capital leases                              $         --       $     139,255


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

NOTE B.  FINANCIAL STATEMENTS

         The unaudited financial statements and related notes are presented in accordance with the instructions for interim financial statements in Rule 310(b) of Regulation S-B, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10 - KSB/A of LION, Inc. and notes thereto, for its fiscal year ended December 31, 2003.

NOTE C.  SIGNIFICANT ACCOUNTING POLICIES

1.       CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

2.       REVENUE RECOGNITION

         LION generates revenue through the sale of technology, products and services developed to assist in the management of the mortgage loan pipeline. Subscription revenues are generated from mortgage brokers and agents who are provided electronic access to a database of mortgage offerings by a multitude of lenders throughout the United States. LION also generates revenue from advertisers who pay marketing fees for ad banners, web site promotion, and lead generation. Additionally, fees are earned related to mortgage originator and lender web site development and hosting. Revenues from the LockPoint Xtra(R) and Pipeline Tools product lines are generated primarily from transaction fees on closed and locked loan volumes and fees for related website development and implementation.

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

7.       INCOME PER COMMON SHARE

         Basic income per share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. Common stock equivalents include preferred shares and options to purchase common stock. The weighted average number of common shares outstanding were 33,317,368 and 31,620,324 for the nine months ended September 30, 2004 and 2003, respectively, and 34,096,314 and 31,717,978 for the three months ended September 30, 2004 and 2003, respectively.

         Preferred shares outstanding were included in the computation of diluted earnings per share for the nine and three month periods ended September 30, 2003. On March 25, 2004, 1.5 million preferred shares were converted to 1,541,550 shares of common stock and were included in the basic weighted average number of shares at September 30, 2004. Stock options to purchase 3,081,688 and 603,176 shares of common stock were included in the computation of diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively. Stock options to purchase 3,081,688 and 429,958 shares of common stock were included in the computation of diluted earnings per share for the nine months ended September 30, 2004 and 2003, respectively.

8.       ADVERTISING COSTS

         Advertising costs are expensed as incurred.

9.       RESEARCH AND DEVELOPMENT COSTS

         All expenditures for research and development costs are expensed in the period incurred.

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

         The following table illustrates the effect on net income and on net income per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                     Three months ended                   Nine months ended
                                                        September 30,                       September 30,
                                             ---------------------------------    ----------------------------------
                                                   2004              2003              2004              2003
                                             ---------------   ---------------    ---------------    ---------------
                                                                 (Restated)                           (Restated)
Net income, as reported                      $    112,939       $    89,407       $    503,258      $     349,864

Add: Stock-based employee compensation
expense included in reported net income            54,476            10,172            205,651             14,809

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards*                (80,125)          (79,609)          (287,817)          (292,929)
                                             ---------------   ---------------    ---------------    ---------------

Pro forma net income                         $     87,290      $     19,970       $    421,092       $     71,744
                                             ===============   ===============    ===============    ===============

Net income per share:
Basic - as reported                          $         --      $         --       $        .02       $        .01
                                             ===============   ===============    ===============    ===============
Diluted - as reported                        $         --      $         --       $        .01       $        .01
                                             ===============   ===============    ===============    ===============
Basic and diluted - pro forma                $         --      $         --       $        .01       $         --
                                             ===============   ===============    ===============    ===============


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


NOTE D.  SUBSEQUENT EVENT - ACQUISITION OF TUTTLE RISK MANAGEMENT SERVICES

         On October 13, 2004, LION, Inc. acquired Tuttle Risk Management Services Inc. ("TRMS") a provider of mortgage pipeline risk management services for mortgage companies and financial institutions. TRMS is also a registered Commodity Trading Advisor. The acquisition was completed by merging TRMS with and into LION's wholly-owned subsidiary, LION Acq. LLC, a Washington limited liability company. As a result of these transactions, TRMS became a wholly-owned subsidiary of LION operating as a limited liability company under the name Tuttle Risk Management Services LLC. The acquisition was consummated pursuant to the terms of the Agreement of Merger dated October 12, 2004. The acquisition is intended to qualify as a "reorganization" under Section 368(a) of the Internal Revenue Code of 1986, as amended. For further information, see the Company's Form 8-K as filed with the Securities and Exchange Commission on October 18, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         A major objective of LION throughout the first nine months of 2004 has been to integrate its historical product lines with the LockPoint Xtra(R) and Pipeline Tools product lines acquired from Ignition Mortgage Technology Solutions ("Ignition") in December 2003. Concurrently, LION has been developing new web-based technology for the retail and wholesale channels for one of our customers. This customer project was substantially complete by the end of the third quarter 2004. These efforts along with our on-going research and development initiatives led to the announcement in October 2004 of our launching of a new mortgage technology productivity suite which offers a complete marketing, pricing and delivery solution for retail, wholesale and correspondent mortgage origination channels. This product suite consists of corporate websites, productivity software, LockPoint(R) Server, and Pipeline Tools technology which provide a consumer-facing interview and application process known as LoanFinder, streamlined point-of-sale to back-office mortgage solutions, and centralized solutions to manage loan origination products and pricing. LION has signed 5 beta customers for this new product suite with completion dates anticipated to occur throughout fourth quarter 2004 and first quarter 2005. Once key milestones are achieved on these 5 beta customers, the new product suite will be made available to all prospective customers.

         On October 13, 2004, LION acquired Tuttle Risk Management Services Inc. ("TRMS"), a privately held provider of mortgage pipeline risk management services for mortgage companies and financial institutions. The acquisition, the second in ten months for LION, continues the Company's strategy to extend its reach in providing end-to-end productivity and efficiency solutions to the mortgage industry. Since 2000, TRMS has licensed LION's Pipeline Tools as its risk management technology. The acquisition facilitates the vertical integration of our risk management technology business with TRMS' risk management advisory services which are provided to over 50 customers. TRMS will operate as a wholly owned subsidiary of LION and will retain its name. Of approximately $3,710,000 of LION's Pipeline Tools revenue recorded for the nine months ended September 30, 2004, approximately $2,541,000 or 68% is provided by the pre-acquisition relationship between LION and TRMS. In 2005, LION anticipates that the additional revenue TRMS will contribute to LION will approximate $2.5 to $3.5 million on an annualized basis and be accretive to earnings. For further information, see the Company's Form 8-K as filed with the Securities and Exchange Commission on October 18, 2004.

CONDENSED SUMMARIZED RESULTS

                              Three months ended          Nine months ended
                                 September 30,              September 30,
                          -------------------------   --------------------------
                             2004          2003          2004           2003
                          -----------   -----------   ------------   -----------
                                         (Restated)                   (Restated)

Revenues                  $ 3,574,211   $ 1,843,754   $ 11,020,486   $ 5,435,424
Operating income          $    62,394   $    93,470   $     27,558   $   361,806
Net income                $   112,939   $    89,407   $    503,258   $   349,864

 Net income per share
     Basic                $        --   $        --   $        .02   $       .01
     Diluted              $        --   $        --   $        .01   $       .01

         The December 2003 acquisition of certain assets of Ignition continues to influence the quarterly operating results of the Company. Revenues are up 94% for third quarter 2004 over third quarter 2003 and 103% for the first nine months of 2004 compared to the same period in the prior year. Revenues for the third quarter 2004 have remained relatively flat compared to the previous quarter.

         Our revenue mix includes LION's traditional business lines of Mortgage 101, our consumer lead generation business, LION Pro, which includes LION's search engine and extensive database of loan programs, and Retail Web Sites, our marketing and website design and hosting business. LION's revenues from these product lines improved to $1.9 million for the quarter, or 55% of total revenues, compared to $1.8 million for the same quarter in the prior year, an increase of 6%, and for the first nine months of 2004 improved to $5.8 million or 53% of total revenues compared to $5.4 million in the prior year, an increase of 7%.

         Our revenue mix also includes LockPoint Xtra(R), our electronic mortgage rate locking and file transfer technology, and Pipeline Tools, our interest rate risk management tool, both of which have been part of LION's operations since December 2003. Revenue from these two products represents $1.6 million or 45% of total revenues for the third quarter and $5.2 million or 47% of total revenues for the first nine months of 2004.

         Operating expenses have declined in each of the last two quarters, decreasing approximately $240,000 in the second quarter compared to the first quarter and another $109,000 in the third quarter just ended compared to the second quarter. While we expect operating expenses to continue to decline in the fourth quarter, not including the impact from the acquisition of TRMS, we still anticipate operating expenses to remain high compared to the present revenue base as we continue to integrate LION and Ignition infrastructure and product lines.

         Operating and net income have both improved in the third quarter compared to the second quarter of 2004. Most of the improvement has been due to the reduction in operating expenses. Stock option expense continues to have more of an impact on operating results in 2004 compared to 2003. Stock option expense increased to $54,476 from $10,172 for the three months ended September 30, 2004 and 2003, respectively, and increased to $205,651 from $15,831 for the 9 months ended September 30, 2004 and 2003, respectively. In addition, we received a one-time income tax benefit in the third quarter of 2004 which resulted in a net income tax benefit of $51,690 and $49,681, respectively, for the three and nine month periods ended September 30, 2004. Net income for the nine months ended September 30, 2004 includes other income of $433,000 net of legal expenses related to a settlement with our insurance carrier for the reimbursement of defense and indemnity costs related to litigation completed in June 2002.

         We have continued to improve our working capital position throughout 2004 increasing from $2.8 million at the end of 2003 to $3 million at the end of first quarter, to $3.5 million at the end of second quarter, and to $3.7 million at the end of third quarter. Our current cash balance at the end of the third quarter has remained stable at $3.6 million. As a result of the acquisition of TRMS and positive cash flows anticipated from fourth quarter operations, we expect that our cash position should grow to between $4 million and $4.5 million by year end.

BACKGROUND ON PRODUCTS AND SERVICES

         As mentioned above, LION continues to integrate the product lines of LION and Ignition so that it can better serve broader segments of the mortgage industry. In addition, we will also be vertically integrating our Pipeline Tools product line with the TRMS mortgage pipeline risk management services beginning the fourth quarter of 2004 and during the first part of 2005. As various phases of the product integrations are completed, we will begin talking about our products and services differently. This overall change in our formal presentation of products and services may not occur until the end of 2004 and will be an on-going process throughout 2005. Currently, stand alone products, not including those related to the TRMS acquisition, include LION Pro, Mortgage 101, Retail Web Sites, LockPoint Xtra(R), and Pipeline Tools. Any statistics or metrics noted below are as of September 30, 2004.

         LION PRO, used by 8,200 mortgage brokers nationwide, consists of LION Loan Search, LoanLink (subprime loan exchange platform), News Now (high-value market data) and Ratesheets on Demand (aggregated mortgage ratesheets). It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily in 77 regions in the country. There are 121 participating lenders and 148,000 regionalized loan programs in the loan search database. Revenues from the LION Pro product line are generated from mortgage brokers and originators subscribing to the service, origination teams private-labeling this service for their own companies, and from participating lenders.

         MORTGAGE 101 is an interactive service provided through LION's www.mortgage101.com consumer portal which connects potential mortgage applicants with a network of mortgage originators who offer mortgage programs, rates, and services. Mortgage 101 also provides education to home buyers and owners through informative articles, interactive calculators and real-time rate comparison technology. This product is one of the leading sources of leads for real estate financing by mortgage originators and is one of the preferred platforms for them to market to their customers. Through the Mortgage 101 brand, there are over 46,500 co-branded real estate sites which consist of realtors, real estate offices, relocation sites, associations, and city portals. Traffic from these branded and co-branded sites along with search engine activity averages approximately 350,000 unique visitors each month to this consumer portal. Revenues are generated from mortgage brokers or originators who participate in the pay-per-lead program or advertise through the Mortgage 101 site.

         RETAIL WEB SITES are offered to mortgage companies and individual originators to help educate consumers about mortgages, market their services to borrowers, generate more business, efficiently connect with service providers, and better serve their borrowers. This product is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations. Both template and custom design solutions deliver a combination of standard and custom content to approximately 2,800 web sites and approximately 4,900 user accounts. Revenues are generated from web site set up and monthly hosting fees along with fees for related functionality tools.

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

         PIPELINE TOOLS ("PT") is a complete risk management and pipeline tracking system. PT provides customers with the tools necessary to manage interest rate risk. PT tracks and examines current loan inventory, which allows lenders to extrapolate and manipulate data to make more informed trading decisions. Typical users of PT include secondary marketing executives, traders, risk managers, price desks, and shipping managers. Revenues are generated from implementation fees, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

DETAILED RESULTS OF OPERATIONS

REVENUES

                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                 ----------------------  -----------------------
                                    2004        2003        2004         2003
                                 ----------  ----------  -----------  ----------
                                             (Restated)               (Restated)

REVENUES BY PRODUCT CATEGORY:
Lion Pro                         $  815,081  $  702,573  $ 2,345,815  $2,198,274
Mortgage 101                        474,616     599,115    1,545,816   1,692,858
Retail Web Sites                    658,699     542,066    1,898,838   1,544,292
                                 ----------  ----------  -----------  ----------
  Traditional LION products       1,948,396   1,843,754    5,790,469   5,435,424

LockPoint Xtra                      334,614          --    1,519,715          --

Pipeline Tools                    1,291,201          --    3,710,302          --
                                 ----------  ----------  -----------  ----------
  Traditional Ignition products   1,625,815          --    5,230,017          --

      Total revenues             $3,574,211  $1,843,754  $11,020,486  $5,435,424
                                 ==========  ==========  ===========  ==========


         LION PRO revenues are comprised of LION Pro Corporate, LION Pro Individual, and lenders who participate in the underlying database. Revenues continued to improve quarter over quarter and for the three and nine month periods ended September 30, 2004 compared to the same periods in the prior year primarily due to the success of the LION Pro Corporate product line. There are now 111 LION Pro Corporate accounts comprising nearly 3,300 users.

         MORTGAGE 101 revenues, which are comprised of LION's subscription and pay-per-lead based lead programs along with broker ad banner programs, continued to decrease quarter over quarter and for the three and nine month periods ended September 30, 2004 compared to the same periods in the prior year primarily due to declining loan volumes. LION's shift to a pay-per-lead model in 2003 provided the foundation to generate sustainable revenue in periods of rising rates. During the third quarter of 2004, 60% of Mortgage 101 revenue was due to the transactional or pay-per-lead concept whereas only 4% was transactional based in the same quarter in the prior year. For the nine month period ended September 30, 2004, 57% of the revenue was transactional based and only 4% in the same period in the prior year. The Company will continue to be challenged to duplicate or exceed the Mortgage 101 revenues quarter over quarter in 2004 as industry loan origination volumes are expected to continue to decline throughout the remainder of the year. The ongoing refinement of LION's pay-per-lead model will play an important role in meeting this challenge.

         RETAIL WEB SITE revenues increased approximately $117,000 or 22% in the third quarter of 2004 compared to the same quarter in the prior year and approximately $355,000 or 23% for the nine month period ended September 30, 2004. As discussed above, this product line is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations. The Company will continue to add functionality and efficiency to this product line so that it will continue to compete successfully with similar web site products in the industry.

         LOCKPOINT XTRA(R) revenues are generated from implementation fees with new customers, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services. Revenues are primarily transaction based and are dependent on a limited number of significant customers. Revenues decreased from approximately $764,000 in first quarter 2004 to approximately $421,000 for the second quarter and have stabilized at $335,000 in the third quarter. The decrease in the second quarter was primarily due to a negotiated customer contract termination which recorded $160,000 of revenue in the first quarter that did not recur in the second quarter, a customer contract that did not renew at the beginning of the second quarter totaling $60,000 per quarter, and reduced loan volumes flowing through the LPX product line. The decrease in the third quarter was primarily due to decreased custom development work with an existing customer that should strengthen sometime during the fourth quarter of 2004 or the first quarter of 2005.

         Loan volumes in the LPX product line decreased from approximately $1.9 billion in the first quarter to approximately $690 million in the second quarter and again to approximately $181 million in the third quarter. The decrease in loan volumes in the third quarter is primarily due to Freddie Mac running their loan volumes through their own internally developed systems at the beginning of the third quarter. Freddie Mac's plans to begin processing their loans through their own systems sometime during 2004 were disclosed to LION when the Ignition assets were acquired in December 2003.

         The LPX product line lost sales momentum during 2003 prior to the Company acquiring it from Ignition due to an inability to execute contracts with prospective customers in the absence of an identified buyer for Ignition. LION reinitiated a sales effort for LPX following its acquisition. However, the sales cycle is anywhere from six to nine months with the implementation period prior to launch approximating several months. One new sale was made at the end of first quarter, and revenues have begun to be recognized during the third quarter. Within the existing sales pipeline, there are several prospects that could become new sales by the end of 2004 or the beginning of 2005. To compensate for this long sales cycle, a large portion of the Company's research and development efforts includes the incorporation of LPX technology into existing and future product lines. An example of this is discussed above in the first paragraph of this Item 2.

         PIPELINE TOOLS revenues are generated from implementation fees from new customers, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services. Revenues increased to approximately $1,229,000 in second quarter 2004 from approximately $1,190,000 for the first quarter and increased again to $1,291,000 in the third quarter. Loan volumes in the Pipeline Tools product line increased to approximately $30.8 billion in the second quarter from approximately $23.9 billion in the first quarter but decreased to $23 billion in the third quarter primarily due to Freddie Mac processing their loan volumes through their own internally developed systems at the beginning of the third quarter. As stated above for LPX, this anticipated move by Freddie Mac had been disclosed to LION at the time the Ignition assets were acquired in December 2003. Any revenue loss related to Freddie Mac has been more than offset by increased revenues through TRMS during the third quarter. Loan volumes are expected to decrease during the remainder of 2004, but revenue from this product line is expected to remain stable or increase through the addition of more customers.

OPERATING EXPENSES

                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                 ----------------------  -----------------------
                                    2004        2003         2004        2003
                                 ----------  ----------  -----------  ----------

Direct costs                     $1,276,822  $  400,697  $ 4,069,452  $1,054,634

Selling and marketing               477,296     564,463    1,525,961   1,724,543

General and administrative          993,968     602,752    3,058,395   1,707,804

Research and development            611,194      57,435    1,908,001     235,964

Depreciation and amortization       152,537     124,937      431,119     350,673
                                 ----------  ----------  -----------  ----------

Total operating expenses         $3,511,817  $1,750,284  $10,992,928  $5,073,618
                                 ==========  ==========  ===========  ==========


DIRECT COSTS

         Direct costs are comprised primarily of web site fulfillment, technology infrastructure support, product and contract support, and product deployment. Direct costs increased 219% and 286% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. A majority of the increase is attributable to the added infrastructure related to the Ignition asset purchase in December 2003. LION now has two major data centers, one a primary and the other a redundant backup. In addition, the LockPoint Xtra(R) and Pipeline Tools products require specialized allocated resources to deliver and maintain the underlying service to customers. Compared to LION's other products, the LockPoint Xtra(R) and Pipeline Tools products require more time and resources to deploy before a service is fully delivered to the customer. Integration of the LION and Ignition infrastructures will continue through the remainder of 2004 and perhaps the early part of 2005. These integration efforts have caused direct costs to decrease by approximately $51,000 in the third quarter compared to the second quarter. Once completed, the Company anticipates further reductions in direct costs.

SELLING AND MARKETING

         Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses decreased 15% and 12% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease is primarily due to the elimination of sales, support and marketing efforts related to the two alliances that the Company was involved with during the first part of 2003 that were discontinued later in that year and the reallocation of certain sales support resources to technical support roles in the web site fulfillment area. This reduction was offset by an increase in selling and marketing expenses due to the efforts of LION's commissioned broker sales force, the addition of seasoned sales personnel related to the Ignition asset acquisition, increased advertising, and additional tradeshow participation. Selling and marketing expenses decreased approximately $75,000 in the third quarter compared to the second quarter due to a realignment and restructuring of the broker and lender sales force and participation in less costly tradeshows.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased 65% and 79% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. A majority of this increase in expense was directly related to the impact of the Ignition asset purchase with the addition of a new CEO and Co-President of Operations in December 2003, one-time incentive bonuses to various management personnel due to the successful completion of the Ignition asset purchase, various infrastructure integration efforts, additional investor relations efforts, and additional stock option, legal and audit fees. These expenses also increased approximately $95,000 in the third quarter compared to the second quarter due to added resources in the human resource area, increased efforts in investor relations, and fees related to a SAS 70 audit of the LPX and Pipeline Tools product lines. Administrative expense is expected to decrease in the fourth quarter compared to the third quarter.

RESEARCH AND DEVELOPMENT

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased 964% and 709% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. As a percent of revenues, these expenses increased to approximately 17% for the 2004 periods compared to approximately 3% to 4% for the periods in 2003. The increase was primarily attributable to research and development efforts in the LockPoint Xtra(R), Pipeline Tools, Retail Web Site and Mortgage 101 product lines. The LockPoint Xtra(R) and Pipeline Tools product lines have defined and established research and development functions in the Company's Gig Harbor, Washington and Sausalito, California locations. The Company anticipated a higher commitment to research and development in 2004 compared to 2003 in order to support its product initiatives as well as the integration of various components of these product lines. Extensive concept, design and implementation efforts will be necessary as the product lines of LION and Ignition are integrated in order to provide a seamless mortgage business solution to consumers, realtors, mortgage originators and lenders on a single integrated technology platform. Research and development expenses actually decreased approximately $85,000 in the third quarter compared to the second quarter, mostly due to a decrease in the need for Pipeline Tools resources. While the Company recognizes that the overall research and development expenses are high compared to revenues, it views these efforts at this point in time as critical in order to have a positive impact in supporting the development and delivery of the Company's technology, products and services in the mortgage industry in 2005 and beyond.

DEPRECIATION AND AMORTIZATION

         The increase in depreciation and amortization expense for the three and nine month periods ended September 30, 2004 compared to the same periods in the prior year is due to additional depreciation related to the purchase of equipment, computers and software along with the addition of internally developed software for internal use.

OTHER INCOME

         As noted above, net income for the nine months ended September 30, 2004 includes other income of $433,000 net of legal expenses related to a settlement with our insurance carrier for the reimbursement of defense and indemnity costs related to litigation completed in June 2002.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its liquidity needs over the last several years through revenue generated from operations and equipment lease financing. During the first nine months of 2004, the Company also received proceeds from the exercise of warrants and stock options and the settlement with our insurance carrier for the reimbursement of 2002 litigation costs.

         At September 30, 2004, we had approximately $3,612,000 in cash and cash equivalents and approximately $3,738,000 of working capital. The Company's liquidity position has never been stronger. The change in cash and cash equivalents is as follows:

                                              Nine months ended September 30,
                                             ---------------------------------
                                                   2004             2003
                                             ---------------   ---------------
      NET CASH PROVIDED BY (USED IN)
      Operating activities                   $  1,001,451      $    852,779

      Investing activities                       (388,429)         (306,757)

      Financing activities                        115,745           (39,387)
                                             ---------------   ---------------

      Net increase                           $    728,767      $    506,635
                                             ===============   ===============


OPERATING ACTIVITIES

         During the nine months ended September 30, 2004, operating activities provided net cash of $1,001,451. The net cash provided by operating activities was primarily attributable to the settlement with an insurance carrier totaling $433,000, revenue growth, primarily from the Retail Web Sites, LockPoint Xtra(R) and Pipeline Tools product lines and payments on accounts receivable. The accounts receivable payments were primarily from large accounts receivable balances acquired in the Ignition asset purchase, which were offset by a pay down of accrued liabilities related to legal, accounting and other fees associated with the acquisition of Ignition assets and an increase in prepaid expenses on various maintenance agreements on the Company's datacenters.

         During the first nine months of 2003, operating activities provided net cash of $852,779. The net cash provided by operating activities for 2003 was primarily attributable to revenue growth, primarily from our mortgage broker customers, improved bad debt experience, and a reduction in legal fees. The increase was offset by additional database support costs related to increased wholesale and correspondent loan programs, telecommunications infrastructure costs to support new services and increased volumes through the Company's consumer and business web portals, resources to support the development of broker websites and growth in the commissioned broker sales force and related customer support costs.

INVESTING ACTIVITIES

         During the nine months ended September 30, 2004, investing activities used cash of $388,429 and primarily consisted of the capitalized portion of software development costs related to the enhancement of underlying infrastructure delivering various product lines and upgrades to computer hardware and software.

         During the first nine months of 2003, we used net cash of $306,757 for our investing activities which was primarily for the capitalized portion of software development costs related to the enhancement of core online services for brokers and the conversion of consumer traffic into higher-value lead generation and upgrades to computer hardware and software.

FINANCING ACTIVITIES

         During the nine months ended September 30, 2004, net proceeds from financing activities were $115,745. Warrants and stock options were exercised during the period totaling approximately $178,000. This was offset by payments totaling approximately $63,000 on notes payable and capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades over the previous two years. If the Company's stock price continues to perform at recent levels, it is possible that additional proceeds could continue to be generated during the remainder of 2004 and into 2005 through the exercise of in-the-money stock options.

         During the first nine months of 2003, the net use of cash for financing activities was $39,387. Cash used was primarily related to notes payable and capitalized lease obligations on the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades.

COMMITMENTS AND CAPITAL EXPENDITURES

         The Company has no material commitments for capital expenditures for the remainder of 2004. The acquisition of Ignition assets included two major datacenters in Sunnyvale, California and Seattle, Washington, but equipment and software used to operate the datacenters is up to date. During 2004, a replacement program of this equipment will be developed and during 2005 and 2006 will be implemented.

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

         We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $8.1 million from $6.4 million for 2003 and 2002, respectively. However, revenue remained relatively unchanged at $3.6 million for the second and third quarters of 2004 which was a decrease from $3.9 million for the first quarter. While we sustained a loss in 2002 totaling approximately $109,000, we have had nine consecutive quarters of profitability beginning with the third quarter of 2002 through the third quarter of 2004. However, we did sustain a modest operating loss of approximately $44,000 in the second quarter of 2004. Due to the acquisition of certain assets of Ignition in December 2003, the Company has incurred additional costs during the first nine months of 2004 which could extend to the end of the year while it integrates and streamlines its technology and physical infrastructure for facilities, telecommunications, and datacenters. Until this integration is complete, profitability will be constrained.

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

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

         Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line as a result of the acquisition of Ignition assets carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. As part of the acquisition, LION became the assignee of certain customer contracts, most of which have initial contract periods or renewals expiring throughout 2004 and 2005 and typically have renewable successive one-year terms and in a few cases successive two-year terms. Revenues from these contracts have so far comprised 47% of our total revenues for the first nine months of 2004. While we did have two LockPoint Xtra(R) customers and two Pipeline Tools customers discontinue their contracts with us during the first nine months of 2004, we also had two new sales during this same period, for one LockPoint Xtra(R) and one Pipeline Tools. In addition, the Company has a pipeline of potential customers interested in both products that could close during the remainder of the year. While we have no reason to believe the other large contracts will not be renewed, there can be no assurance that these former Ignition customers will renew their contracts with LION, or that we will be able to attract new customers at rates sufficient to maintain a stable or growing revenue base. We have also experienced an anticipated but significant decline in loan volumes in the LPX and Pipeline Tools product lines primarily due to Freddie Mac processing their loan volumes through their own internally developed systems at the beginning of the third quarter. If we are unsuccessful in enrolling new customers to equalize the attrition rate, if any, of existing Ignition customers, our overall share of the advanced business solution market could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

         We do not have multiple site capacity for our LION Pro, Mortgage 101 or Retail Web Site services, however, we do have this in place for our LockPoint Xtra(R) and Pipeline Tools services. We are in the process of developing multiple site capacity for all of our services, but this will not be completed until some time late in 2004 or perhaps into 2005. We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful servers. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. The prospect of such unscheduled interruptions is possible in the foreseeable future, and we are unable to predict their occurrence, duration or cessation.

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

         There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

         The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

                          (a)            (b)            (c)            (d)

                                                                  Maximum Number
                                                   Total Number  (or Approximate
                                                    of Shares     Dollar Value)
                                                   Purchased as   of Shares that
                                                     Part of         May Yet
                                                     Publicly      Be Purchased
                     Total Number   Average Price   Announced       Under the
                       of Shares       Paid per      Plans or        Plans or
         Period      Purchased (1)      Share        Programs        Programs
                     -------------  -------------  ------------   --------------

07/01/04 - 07/31/04         --             --           --              --

08/01/04 - 08/31/04         --             --           --              --

09/01/04 - 09/30/04     35,000        $   .40           --              --

(1) Represents shares of common stock tendered to us by an employee as payment for the exercise price of options issued under our 1998 Stock Option Plan.

ITEM 6.  EXHIBITS

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


                                   LION, INC.
                                  (Registrant)

         Date: November 15, 2004                 By:   /s/ Randall D. Miles
                                                       -----------------------
                                                       Randall D. Miles
                                                       Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002