Form 10KSB
period 2004-12-31
LION INC/WA
filed 2005-03-31
CIK 941179

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB. [X]

         State issuer's revenues for its most recent fiscal year $15,191,761

         The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 11, 2005 was approximately $13,031,264 based upon 31,026,820 shares held by such persons and the closing bid price of $.42 on that date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

         On March 11, 2005, approximately 37,667,162 shares of the Company's common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         No documents are incorporated by reference.

         Transitional Small Business Disclosure Format (check one):
            Yes [ ]    No [X]

                                   LION, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                      INDEX

                                                                            Page

PART I
ITEM 1.       Description of Business                                         1
ITEM 2.       Description of Property                                         9
ITEM 3.       Legal Proceedings                                               9
ITEM 4.       Submission of Matters To a Vote of Security Holders             9

PART II
ITEM 5.       Market for Common Equity and Related Stockholder Matters       10
ITEM 6.       Management's Discussion and Analysis                           10
ITEM 7.       Financial Statements                                           24
ITEM 8. Changes In and Disagreements With Accountants on Accounting 48 and Financial Disclosure
ITEM 8A       Controls and Procedures                                        48
ITEM 8B       Other Information                                              48

PART III
ITEM 9.       Directors and Executive Officers of the Registrant             49
ITEM 10.      Executive Compensation                                         55
ITEM 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     57
ITEM 12.      Certain Relationships and Related Transactions                 59
ITEM 13.      Exhibits                                                       60
ITEM 14.      Principal Accounting Fees and Services                         62
              Signatures                                                     63

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

         LION, Inc. has been a provider of advanced business solutions that streamline the mortgage loan fulfillment process for the mortgage industry since 1995. We provide an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communications tools.

         Until December 2000, we operated under the name Plenum Communications, Inc. During the fourth quarter of 2003 we acquired strategic assets from Ignition Mortgage Technology Solutions ("Ignition") expanding the breadth of our product and service offerings which had previously been focused on the front end of the mortgage loan process, such as lead generation, mortgage content, rate publishing and web site hosting. During the fourth quarter of 2004, we acquired Tuttle Risk Management Services Inc., a Delaware corporation ("TRMS"), now operating as a Washington limited liability company. TRMS provides hands-on mortgage pipeline risk management for financial institutions that originate and then sell loans into the secondary market.

         LION maintains executive offices at 4700-42nd Ave. SW, Suite 430, Seattle Washington 98116. Our telephone number is 206-577-1440. We maintain a website at www.lioninc.com. Our SEC reports can be accessed through the investor relations section of our website. There we make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnished to, the Securities and Exchange Commission ("SEC"). These reports are also available from the SEC website at www.sec.gov. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

INDUSTRY INFORMATION

         The mortgage loan market in the United States has been robust for a number of years, fueled by a multi-year surge in refinance volume that resulted from 30-year lows in interest rates. Mortgage origination volume peaked in 2003 at approximately $3.8 trillion, 66 percent of which related to refinance volume. Mortgage volume fell to approximately $2.7 trillion in 2004 due to erosion in refinance activity brought on by a change in Federal Reserve monetary policy that targeted steady increases in federal funds rates. Mortgage origination volume is expected to range from $2 to $2.5 trillion in 2005.

         The housing market remained strong throughout 2004 with near record levels of housing starts and purchase money mortgage origination. Projections over the next 3 years suggest continuing strength in the sale of residential housing along with further erosion in refinance activity. LION's strength has been in the purchase money mortgage influenced segment rather than where most of the market weakness is expected in the form of declining refinance activity. The consensus view is that the Federal Reserve will continue a policy of moderated interest rate increases that have most economists predicting that interest rates on 30 year fixed rate mortgages will climb to almost 7 percent by the end of 2005, up from just under 6 percent at the end of 2004.

         Compression in the number of borrowers seeking home loans has already begun to force lenders to downsize. This should create demand for the technology tools offered by LION. Additionally, as competition for fewer borrowers escalates, originator demand for marketing and productivity tools should also benefit LION. Tighter markets and stiffer competition have already begun to spur lender consolidation. As the number of originators decline, LION may be the beneficiary where it has a contractual relationship with the acquirer but may face negative exposure to larger lenders acquiring LION's middle market lender customers.

CUSTOMERS, PRODUCTS AND SERVICES

         Our primary objective for 2004 was to focus on the integration of strategic assets acquired in December 2003 from Ignition Mortgage Technology Solutions ("Ignition"). This was the first critical step in expanding LION from a company focused on the front end of the mortgage loan process, including lead generation, mortgage content, rate publishing and web site hosting. By expanding the breadth of our product and service offerings to appeal to a wider audience of consumers, mortgage brokers, realtors and lenders, we positioned the Company to become an end-to-end technology and solutions provider, generating new revenue streams and creating the opportunity to diversify our distribution channels.

         The launch of our Precision marketing productivity suite in October 2004 was the direct result of the integration of LION and Ignition products and services. The Precision product consists of corporate wholesale, retail and correspondent lender websites, productivity software, Pipeline Tools interest rate risk management technology, and a product eligibility and pricing engine that provides access to real-time, risk-based, product, and price information to manage loan registration and interest rate lock transactions. Additionally, our fourth quarter 2004 acquisition of TRMS solidified our distribution channel for our capital markets technology and advisory offerings and enhanced our product bundling opportunities.

         We have reorganized our product groupings to more closely align our business objectives by product with the customers we serve. More specifically, we are reorganizing into three business units focused on Leads, Loans and Capital Markets. The Leads business unit is comprised of Mortgage 101.

         MORTGAGE 101 is an interactive service provided through LION's www.mortgage101.com consumer portal which connects potential mortgage applicants with a network of mortgage lenders who offer mortgage programs, rates and services. Mortgage 101 also provides education to home buyers and owners through informative articles, interactive calculators and real-time rate comparison technology. This product is one of the leading sources of leads for real estate financing by mortgage originators and is a preferred platform for them to market to their customers. Mortgage 101 placed from number 1 to number 3 in search engine placement for the keyword "mortgage" throughout most of 2004. Through the Mortgage 101 brand, LION has grown its co-branded real estate sites to approximately 48,000 which consist of realtors, real estate offices, relocation sites, associations, and city portals. Traffic from these branded and co-branded sites along with search engine activity averages over 400,000 unique visitors each month to this consumer portal. This compliments the consumer traffic received by our customers through the Mortgage 101 domain associated with the websites provided to them. Revenues are generated from mortgage brokers or originators who participate in the pay-per-lead program or advertise through the Mortgage 101 site.

         The Loans business unit is comprised of LION Pro, Retail Websites, LockPoint Xtra(R), and our new Precision productivity marketing suite, which combines the best features of all three products plus Pipeline Tools for midsized mortgage originators.

         LION PRO, used by over 7,800 mortgage brokers nationwide, consists of LION Loan Search, LoanLink (subprime loan exchange platform), News Now (high-value market data) and Ratesheets on Demand (aggregated mortgage ratesheets). It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily for 77 regions nationwide comprised of 113 participating lenders. Revenues from the LION Pro product line are generated from mortgage brokers and originators subscribing to the service, origination teams private-labeling this service for their own companies, and from participating lenders.

         RETAIL WEB SITES are offered to mortgage companies and individual originators to help educate consumers about mortgages, market their services to borrowers, generate more business, efficiently connect with service providers and better serve their borrowers. This product is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations. Both template and custom design solutions deliver a combination of standard and custom content to approximately 2,800 web sites and over 5,000 user accounts. Revenues are generated from web site set up and monthly hosting fees along with fees for related functionality tools.

         LOCKPOINT XTRA(R) ("LPX") is a Point-of-Sale and back office suite of products that provide rate distribution, float registration, real-time risk-based pricing and rate locking capabilities in a customer's website, loan center or call center environment. The LockPoint Xtra(R) service is provided to lenders, investors and conduits that are LION licensees and delivers the ability to maintain their product and pricing rules and expressions, and to publish risk-based lockable loan prices to their customer base via LPX client applications. Revenues are generated from implementation fees, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

         PRECISION MARKETING PRODUCTIVITY SUITE is a complete marketing, pricing and delivery solution for retail, wholesale and correspondent mortgage origination channels. This product suite streamlines the loan fulfillment process and reduces the cost of originating a loan by creating a centralized platform to manage a company's products and pricing. The product suite features corporate wholesale and retail websites, online advertising, lead generation, loan productivity tools, a product eligibility and pricing engine, mortgage pipeline hedging and risk management, software development and data communications tools. Lenders have the flexibility to acquire a powerful turnkey mortgage marketing and price distribution system or install each component separately to accommodate an organization's growing needs.

         The Capital Markets business unit includes our Pipeline Tools technology and TRMS' Risk Management Services.

         PIPELINE TOOLS ("PT") is a complete risk management and pipeline tracking system that provides financial institutions with the tools necessary to manage interest rate risk. PT tracks and examines current loan inventory, which allows lenders to extrapolate and manipulate data to make more informed trading decisions. Typical users of PT include secondary marketing executives, traders, risk managers, pricing desks and shipping managers. Revenues are generated from implementation fees, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

         RISK MANAGEMENT SERVICES are provided by TRMS, a registered Commodity Trading Advisor. The services are structured to provide mortgage pipeline risk management for mortgage companies and savings and loan associations that seek to originate and then sell loans into the secondary mortgage market. The solutions are tailored to firms that lack capital market expertise and offer a wide array of services under the managed account umbrella that include pricing, best execution analysis, rate sheet generation, policy and procedure formulation, trading and investor relations assistance. Clients leverage the "second set of eyes" provided by TRMS to validate their day-to-day secondary marketing decisions or to outsource significant aspects of the secondary marketing role to TRMS rather than developing the primary capability to fill these roles within their organizations.

SALES AND MARKETING

         Our principal customer base consists of mortgage brokers, lenders (wholesale, retail and correspondent), and industry affiliates. Our sales and marketing efforts are as follows:

         SALES FORCE. We maintain two professional sales groups in our Denver and Gig Harbor offices with regional sales representatives covering both coasts. Each group is targeted toward a specific market segment representing corresponding product offerings. With the recent launch of our Precision marketing productivity suite, each sales group will have the opportunity to sell this product, creating better synergies and up sell opportunities across all product lines. The sales associates are compensated on a commission basis largely derived from setup and hosting fees. Initial sales efforts are made through a combination of outbound calls following a marketing campaign, inbound phone inquires, and brokers who register online for services. For our more complex products with longer sales cycles, formal presentations are made through customer site visits or by multimedia conferencing achieved via the Internet.

         TRADE SHOWS. The Company attends a number of tradeshows each year sponsored by state and national mortgage brokers and mortgage banking associations. We exhibit at most of these shows as well as participate as guest speakers and industry panelists. In conjunction with the booth space, we attain an additional meeting room for more formal presentations. The majority of these customer meetings are set up prior to each show. Appointments are acquired through a combination of direct mail campaigns and initial sales calls. These shows are predominately attended by mortgage brokers, lenders, industry affiliates and technology companies.

         PRESS RELEASES AND OTHER PRESS COVERAGE. We issue press releases on product launches, new product releases, new customer acquisitions and achievement of certain milestones.

We also have been the subject of published reviews of mortgage technology products, quoted in trade journals and have been the subject of articles written about the Company.

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

         LISTING WITH SEARCH ENGINES. We have arranged to be listed in all major "search engines." The URLs of the network of consumer sites appear if the user enters key words such as "mortgage" or "mortgage interest rates."
Mortgage101.com held positions from 1 to 3 in search engine placement for keyword search "mortgage" on Google, MSN and Yahoo throughout most of 2004.

RESEARCH AND DEVELOPMENT

         We develop our own proprietary software for providing products and services to our customers. These efforts are funded primarily through operations. Research and development expense was approximately $2,500,000 and $384,000 for 2004 and 2003, respectively.

COMPETITION

         LION is a leading competitor in the highly diverse and competitive field of providing technology, products and services to the mortgage industry. The diversity of LION's customer constituency and the breadth of its offerings, coupled with the fact that most of LION's competitors are privately held companies that publish limited information about their performance, limit the number of companies against which LION can compare itself in a meaningful way.

         Many of LION's competitors target one or perhaps two verticals within the mortgage fulfillment space. LION serves a number of verticals and distinguishes itself through its ability to streamline the mortgage fulfillment process while providing the tools and technology to enhance the ability of its customers to market themselves to potential customers.

         LION markets itself to retail borrowers through its mortgage101.com Internet portal, sells directly to mortgage brokers through a telephonic and email sales effort, markets to realtors directly and through third parties and sells to mortgage originators and lenders through a professional sales staff.

         The market for Internet-based products and services is growing and remains intensely competitive, rapidly evolving, and subject to rapid technological change. We expect competition to intensify and increase in the future. Current and new competitors can launch new sites at a relatively low cost using commercially available software. We expect to face competition from various e-commerce businesses and other companies targeting both consumers and businesses, whether or not they focus on our business model.

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

         The broker home page development market is as competitive and is comprised of a few strong competitors. In addition, several industry affiliates, such as the Loan Origination Software providers, participate in the market. The market also consists of small, local web companies who provide services for a wide range of industries. These small, local web companies generally do not have the ability to provide mortgage brokers current technology specific to the mortgage industry. We license mortgage brokers the technology that allows a developer to facilitate a local relationship. The industry affiliates who have entered the market view broker home page development as an ancillary product. We have the ability to deliver competitive technology and aggressive advertising campaigns. In addition, the broker home page product benefits from the market share resulting from our product and service offerings.

         The field of competitors providing sophisticated lender pricing solutions that compete with our LockPoint Xtra(R) product has been expanded. LockPoint Xtra(R) provides hosted pricing capabilities coupled with loan application capture interfaces. It is differentiated from competitive products by integration of pricing interfaces with its central price engine. Our Pipeline Tools product provides a risk management and a pipeline tracking system. The technology is coupled with hosted services and does not offer a licensed software version. Several direct competitors offer hosted or licensed pipeline risk management technology. The market for licensed technology is comprised of large vendors with expertise in the complexities of setting conversion parameters and risk assessment algorithms.

         The Capital Markets group competes against a number of firms that provide similar technologies, analytics and services to those offered by the firm. Competition in the Pipeline Tools segment of the market is to a large extent driven by client perceptions regarding the quality of financial analytics provided, product price and the scope and functionality of the Pipeline Tools product offering. Scope, in this case, refers to products that have the ability to extend beyond traditional pipeline risk management and can offer solutions in areas such as asset/liability management, servicing hedging and accounting interface. Given the complexity of the developing and supporting the analytics required to quantify pipeline risk management, we compete against only a handful of firms in the Pipeline Tools only space.

         Competition in the risk management services space is intense and the intensity shows little sign of abating. This competition is to some extent a consequence of the relatively low barriers to entry the industry presents and the fact that most meaningful intellectual property is in the public realm. In addition to full-blown competitors who offer both software and advisory services, there exists a cottage industry of hedge advisors who have little to offer in the way of proprietary software but who are intimately involved in advising their clients on daily operations and secondary marketing matters.

         As we seek to expand our market share, there can be no assurance that we will be able to compete successfully, that competitors will not develop technologies, products or strategic alliances and affiliations that make our products less marketable or less useful or desirable. Furthermore, we may not be able to successfully enhance our products and services, develop new products or services or attain lower costs, when and as we need them. Increased competition, price or other circumstances, could result in erosion of our market share, and may require price reductions and increased spending on marketing and product development. Increasing competition for our products and services could have a material adverse effect on our business, operating results and financial condition.

GOVERNMENT REGULATION

         Our mortgage pipeline risk management services are provided by TRMS, a Commodity Trading Advisor registered with the Commodity Futures Trading Commission and the National Futures Association. Commodity Trading Advisors are subject to detailed disclosure, reporting, and recordkeeping requirements. The U.S. commodity markets are subject to on-going and substantial regulatory changes, and we cannot predict what statutory, administrative or exchange imposed restrictions may become applicable to or adversely affect TRMS in the future. Our other operations are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband Internet access, and the characteristics and quality of products and services not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. There can be no assurance that the enactment of laws affecting telecommunications will not decrease the growth of the Internet, which in turn could decrease the demand for our products and services, increase the cost of doing business, or otherwise have an adverse effect on our business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is developing. We cannot predict the impact, if any, that future regulation or regulatory changes might have on our business. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

PROPRIETARY RIGHTS

         We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have a variety of registered Internet domain names. Regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. We currently have a pending federal trademark on Mortgage ATM and federally registered trademarks on LockPoint Xtra(R), Lockpoint(R), Loan Officer Plus(R) and Ratesheet Plus(R). We currently have one pending patent; "User Interface for On-line Real Estate Service."

         Policing unauthorized use of our proprietary rights is inherently difficult, and we may not be able to determine the existence or extent of any such unauthorized use. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights or that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements with our customers will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

         Although we believe that our trademarks and proprietary technology do not and will not infringe patents or violate proprietary rights of others, it is possible that our trademark and proprietary rights may not be valid or that other parties may claim that we infringed their proprietary rights. In the event our products infringe proprietary rights of others, we may be required to modify the design of our products, change the name of products or obtain a license. There can be no assurance we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material effect upon us. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend an intellectual property infringement or proprietary rights violation action. Moreover, if our products infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us.

EMPLOYEES

         At December 31, 2004, we had 141 employees of which 131 were full-time. There are 17 commissioned marketing associates. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled technical engineers involved in new product development. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, customer service and administrative organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe relations with our employees are good.

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

         For research and development, computer information services, product support, and related business use, we lease 8,376 square feet in Gig Harbor, Washington. This lease expires March 31, 2009.

         For computer information services, research and development, product support, and related business use, we lease 2,746 square feet in San Rafael, California. The lease expires March 31, 2005. Management foresees no problem in extending or modifying the lease or finding alternative space.

         All leases are operating leases. We believe that our current facilities are adequate and suitable for their current use, and that additional facilities will be available, when needed, upon commercially reasonable terms. We also believe that all of the leased space and all property maintained within are adequately insured.

ITEM 3.   LEGAL PROCEEDINGS

         See Note H -- Legal Matters of the Notes to Financial Statements (Item
7) for information regarding legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's common stock trades on the OTC Bulletin Board under the symbol "LINN." The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:

       Fiscal Year Ended December 31,            2004                2003
                                          ------------------  ------------------
                                            HIGH      LOW       HIGH      LOW
                                            ----      ---       ----      ---
       First Quarter                       $0.600    $0.200    $0.085    $0.040
       Second Quarter                       0.740     0.420     0.170     0.060
       Third Quarter                        0.610     0.300     0.320     0.090
       Fourth Quarter                       0.550     0.390     0.330     0.120

         This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

         There were approximately 1,407 holders of record of our common stock as of March 11, 2005.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         Our primary objective for 2004 was to focus on the integration of strategic assets acquired in December 2003 from Ignition. This was the first critical step in expanding LION from a company focused on the front end of the mortgage loan process, including lead generation, mortgage content, rate publishing and web site hosting. By expanding the breadth of our product and service offerings to appeal to a wider audience of consumers, mortgage brokers, realtors and lenders, we positioned the Company to become an end-to-end technology and solutions provider, generating new revenue streams and creating the opportunity to further diversify our distribution channels.

         Our fourth quarter acquisition of TRMS solidified our distribution channel for our capital markets technology and advisory offerings and enhanced our product bundling opportunities. Through the acquisition of Ignition and TRMS, LION has developed a bundled product suite that supports our tagline, FROM LEADS TO LOANS TO CAPITAL MARKETS. The launch of our Precision marketing productivity suite in October 2004 represented the realization of the concept and effort that drove us to acquire assets from Ignition in late 2003. The merging of Ignition's technology and platform with that of LION is the bedrock upon which our future offerings to midsize mortgage lenders will be based.

         To support our revenue targets and profitability objectives, we have reorganized our product groupings to more closely align our business objectives by product with the customers we serve. Our three business units are Leads, Loans and Capital Markets. The change is largely structural and does not require significant personnel changes. Our Leads units consists of Mortgage 101, our consumer Internet portal that attracts in excess of 400,000 consumer hits per month along with similar consumer traffic from co-branded Realtor websites that display our content. This business unit accounted for 13% of 2004 revenue and added more than 13,000 new Realtor affiliates in 2004, bringing the number to over 48,000. Our Loans business unit is comprised of products that include Retail Websites, LockPoint Xtra(R), LION Pro and our new Precision marketing productivity suite that combines the best features of all three products for our offering to mid sized mortgage originators. Together, these offerings accounted for 51% of LION's 2004 revenue. Our Capital Markets related businesses include our Pipeline Tools technology and TRMS' Risk Management Services operations acquired early in the fourth quarter. This unit accounted for 37% of our revenue in 2004.

         For fiscal 2004, we reported record revenue of $15.2 million, an increase of 88% over full year 2003 revenue; we were profitable for the tenth consecutive quarter, beginning with the third quarter of 2002 through the fourth quarter of 2004, despite the significant cost and challenges of integrating two major acquisitions; and we ended the year with $4.5 million in cash, our highest cash balance ever. However, we did sustain a modest operating loss of approximately $44,000 in the second quarter of 2004. We consolidated parts of our multiple data centers acquired through our acquisitions in order to streamline production and have continued to eliminate redundancy of equipment and processes with our primary and back up datacenters. With much of the consolidation work complete, we expect additional expense reduction throughout 2005 to ensure that our operating infrastructure and costs are consistent with our revenue opportunities.

         As we look to the future, our direction and our progress will be influenced by certain strategic drivers affecting the market and customers we serve, including higher interest rates, pressure on mortgage volume and higher adjustable rate and sub prime mortgage origination as a percentage of total volume. These external influences are generally positive for LION as they stimulate demand for lead generation, productivity tools and investment in technology. Conversely, decline in mortgage loan volume can be expected to adversely affect the performance of our transactional based revenue products such as LockPoint Xtra(R) and our capital markets businesses. We intend to offset volume decline, however, by adding to our customer base. Intensifying competition for fewer borrowers is also accelerating industry consolidation among lenders and vendors. While the mortgage market has fallen from its high in 2003 to an expected $2-2.5 trillion in 2005, LION's addressable market has not declined. A substantial share of our revenue is associated with consumers that buy their homes, rather than refinance them. Purchase money mortgage origination, those loans made in connection with consumer home purchases, increased in 2004 and are expected to remain stable or perhaps increase in

2005. Despite the increasing interest rates, demand for new and existing housing has remained strong and is forecast to continue to grow.

         Our principal focus in 2005 is expanding our revenue base through a variety of strategies, increasing our profits and broadening our scope. We undertake this effort in a challenging business climate that compels us to identify the opportunities and challenges that faces us so that we may take the actions necessary to optimize our opportunity to thrive. However, due to the two acquisitions in the last 12 months, we have incurred additional costs which could extend to the first half of 2005 while we further integrate, streamline and modify our operations, technology, and infrastructure supporting our current and planned product offerings. Until these efforts are completed, profitability could be constrained during 2005.

BUSINESS ENTERPRISE SEGMENTS

         We operate in one reportable operating segment for our various product lines within our Leads, Loans and Capital Markets groups for LION and its subsidiary, TRMS. Our products and services collectively streamline the mortgage loan fulfillment process for the mortgage industry. We provide an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communications tools delivered through our datacenters. In addition, TRMS provides and supports its risk management services to customers utilizing our Pipeline Tools technology. LION's customer base for its products and services is similar in type and class as the customer base for TRMS.

         Although the Company has multiple operating segments, under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:
1) the nature of products and services, 2) the nature of the production processes; 3) the type or class of customer for their products and services; and
4) the methods used to distribute their products or provide their services. We believe the Company meets these criteria as we provide similar services to similar customers using similar methods of production and similar methods to distribute the services and therefore qualify to aggregate our results of operations in one reportable operating segment.

CONDENSED RESULTS

                                    Three months ended              For the Year Ended
                                       December 31,                    December 31,
                               ----------------------------    ----------------------------
                                   2004            2003            2004            2003
                               ------------    ------------    ------------    ------------

Revenues                       $  4,171,275    $  2,632,606    $ 15,191,761    $  8,068,030
Operating expenses                4,082,571       2,220,502      15,075,499       7,294,120
                               ------------    ------------    ------------    ------------
    Operating income                 88,704         412,104         116,262         773,910
Other (expense) income - net        (19,024)         (5,175)        406,995         (17,117)
                               ------------    ------------    ------------    ------------
                                     69,680         406,929         523,257         756,793
Income tax (benefit) expense        (43,225)         29,739         (92,906)         29,739
                               ------------    ------------    ------------    ------------
                                    112,905         377,190         616,163         727,054
Extraordinary gain - net               --         2,027,675            --         2,027,675
                               ------------    ------------    ------------    ------------
    Net income                 $    112,905    $  2,404,865    $    616,163    $  2,754,729
                               ============    ============    ============    ============

Net income per common share,
        Basic                  $       --      $        .08    $        .02    $        .09
                               ============    ============    ============    ============
        Diluted                $       --      $        .07    $        .02    $        .08
                               ============    ============    ============    ============

         Revenue for the fourth quarter was up 17 percent over third quarter 2004 and 58 percent higher than the same quarter a year ago. Year-to-date revenue aggregated a record $15.2 million, an increase of 88 percent over full year 2003 revenue. The growth in revenue during 2004 was due primarily to the Ignition and TRMS acquisitions, contributing approximately $6.8 million of revenue growth while approximately $306 thousand was gained organically through LION's pre-Ignition products and services.

         Overall operating expenses were impacted by the integration of our two strategic acquisitions. We made progress in consolidating the multiple data centers acquired through our acquisitions and continue to streamline production and eliminate redundancy of equipment and processes with our primary and backup datacenters. Expense containment policies implemented during the year ensured that our infrastructure did not swell beyond what was necessary to support the complexities of combining companies. Further efforts throughout 2005 will be necessary to further bring operating expenses more in line with revenues.

         During the second quarter, we reached a mutually acceptable mediated settlement with our insurance carrier for the reimbursement of defense and indemnity costs related to litigation completed in June 2002. The Company received approximately $433,000 net of legal expenses in June 2004 which is reflected in other income for the year.

         We reported net income of $113,000 for the quarter compared to $2.4 million in fourth quarter 2003, which was aided by a $2 million extraordinary gain associated with the Ignition acquisition. Net income for full year 2004 was $616,000, or $.02 per diluted share compared to $2.7 million inclusive of the extraordinary gain or $.08 per diluted share in 2003.

DETAILED RESULTS OF OPERATIONS

REVENUES

                                                            For the year
                               -----------------------------------------------------------------------
                                        2004                    2003                   Change
                               ---------------------    --------------------    ----------------------


     LEADS
     -----
     Mortgage 101              $  1,959,114      13%    $ 2,257,281      28%    $  (298,167)     (13)%

     LOANS
     -----
     Lion Pro                     3,145,270      21%      2,964,500      37%        180,770        6%
     Retail web sites             2,541,401      17%      2,117,499      26%        423,902       20%
     LockPoint Xtra               1,922,863      12%        308,378       4%      1,614,485      523%
                               ------------     ----    -----------     ----    -----------    ------
                                  7,609,534      50%      5,390,377      67%      2,219,157       41%

     CAPITAL MARKETS
     ---------------
     Pipeline Tools               4,144,412      27%        420,372       5%      3,724,040      886%
     Risk Management Services     1,478,701      10%           --        --       1,478,701      --
                               ------------     ----    -----------     ----    -----------    ------
                                  5,623,113      37%        420,372       5%      5,202,741    1,238%

     Total revenues            $ 15,191,761     100%    $ 8,068,030     100%    $ 7,123,731       88%
                               ============     ====    ===========     ====    ===========    ======

         As summarized above, we have reorganized our product groupings to more closely align our business objectives by product with the customers we serve. These business units are Leads, Loans, and Capital Markets.

LEADS

         The Leads business unit is comprised of our Mortgage 101 product.

         Mortgage 101 revenues, which are comprised of LION's subscription and pay-per-lead based lead programs along with broker ad banner programs, decreased quarter over quarter and were down year over year. This is reflective of lower mortgage origination trends overall and increased competition for leads. At the end of 2004, LION further refined its pay-per-lead model and business processes and anticipates growth in revenues by this business unit in 2005 compared to 2004.

LOANS

         The Loans business unit is comprised of LION Pro, Retail Web Sites, and LockPoint Xtra(R).

         LION Pro revenues are comprised of LION Pro Corporate, LION Pro Individual, and lenders who participate in the underlying database. Revenues continued to improve year over year due to the success of the LION Pro Corporate product line. There are now 105 LION Pro Corporate accounts, an increase from an adjusted 91 accounts at the end of third quarter 2004.

         Retail Web Site revenues increased 20% year over year and continues to be a strong performer for the Company. This product line, which is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations, is expected to continue to compete successfully with similar web site products in the industry.

         LockPoint Xtra(R) has been a LION product since December 2003. Revenues are generated from implementation fees with new customers, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services. Revenues are primarily transaction based and are dependent on a limited number of significant customers. Revenues decreased from approximately $764,000 in first quarter 2004 to approximately $421,000 for the second quarter and stabilized at $335,000 in the third quarter. In fourth quarter 2004, revenues increased to $403,000 due primarily to the launch of LION's new Precision marketing productivity suite.

CAPITAL MARKETS

         The Capital Markets business unit is comprised of Pipeline Tools and Risk Management Services. Due to the acquisition of TRMS in October 2004, revenues from Pipeline Tools and Risk Management Services combined were approximately $665,000 higher in the fourth quarter than if the acquisition had not occurred.

         Pipeline Tools has been a LION product since December 2003. Pipeline Tools revenues are generated from implementation fees from new customers, recurring monthly billings based on closed loan volumes with monthly minimums which may vary from customer to customer, and custom development services. TRMS was LION's largest customer for Pipeline Tools. Prior to the acquisition of TRMS, LION provided TRMS a license to have access to and use of Pipeline Tools. LION also provided second-line support to TRMS. In return, LION was paid a fee which was recorded as Pipeline Tools revenue and comprised approximately 72% to 74% of Pipeline Tools revenue. LION's Pipeline Tools revenues include these fees through October 12, 2004. As of the TRMS acquisition date of October 13, 2004, the fees between LION, the parent, and TRMS, the subsidiary, are now eliminated when combining results of the two companies. Revenue for Pipeline Tools for fourth quarter totaled $434,000 and had the acquisition of TRMS not occurred, would have totaled approximately $1,248,000, a slight decrease from the $1,291,000 in the third quarter. The decrease was due to lower loan origination volumes in the fourth quarter.

         Risk Management Services are provided by TRMS and are generated by recurring monthly billings based on closed loan volumes with monthly minimums which may vary from customer to customer. Revenue from Risk Management Services totaled $1,479,000 for the quarter and year. These revenues include approximately $814,000 that would have been classified as Pipeline Tools had the acquisition of TRMS not occurred.

OPERATING EXPENSES

                                                 2004                          2003
                                     ----------------------------  ---------------------------
                                                         % of                         % of
                                          Amount        Revenue         Amount       Revenue
                                     ----------------  ----------  ---------------- ----------

     Direct costs                      $   5,775,042      38%       $    1,735,428     21%
     Selling and marketing                 2,027,214      13%            2,240,197     28%
     General and administrative            4,198,373      28%            2,451,645     30%
     Research and development              2,499,713      16%              383,903      5%
     Depreciation and amortization           575,157       4%              482,947      6%
                                     ----------------  ----------  ---------------- ----------

     Total operating expenses          $  15,075,499      99%       $    7,294,120     90%
                                     ================  ==========  ================ ==========

DIRECT COSTS

         Direct costs are comprised primarily of web site fulfillment, technology infrastructure support, product and contract support, product deployment, and TRMS trading desk and support services. Direct costs increased 233% in 2004 compared to the prior year. A majority of the increase is attributable to the added infrastructure related to the Ignition asset purchase in December 2003. LION now has two major data centers, one a primary and the other a redundant backup. In addition, the LockPoint Xtra(R) and Pipeline Tools products require specialized allocated resources to deliver and maintain the underlying service to customers. Compared to LION's other products, the LockPoint Xtra(R) and Pipeline Tools products require more time and resources to deploy before a service is fully delivered to the customer. Integration of the LION and Ignition infrastructures continued throughout 2004 and will continue into the first half of 2005. Once completed, the Company anticipates a decrease in the related direct costs. In addition, due to the nature of the TRMS operation, 94% of their operating expenses are direct expense. In the fourth quarter and the year ended, the portion of direct expense attributable to TRMS totaled approximately $1,260,000.

SELLING AND MARKETING

         Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses decreased nearly 10% in 2004 compared to 2003. The decrease is primarily due to the elimination of sales, support and marketing efforts related to the two alliances that the Company was involved with during the first part of 2003 that were discontinued later in that year and the reallocation of certain sales support resources to technical support roles in the web site fulfillment area. This reduction was offset by an increase in selling and marketing expenses due to the efforts of LION's commissioned broker sales force, the addition of seasoned sales personnel related to the Ignition asset acquisition, increased advertising, and additional tradeshow participation. During fourth quarter 2004, selling costs related to TRMS were only 4% of TRMS revenues. As discussed below under 2005 Plans, we intend to increase our marketing efforts throughout 2005 compared to 2004.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses increased 71% in 2004 compared to 2003. A majority of this increase in expense was directly related to the impact of the Ignition asset purchase with the addition of a new CEO and Co-President of Operations in December 2003, incentive bonuses to various management personnel due to the successful completion of the Ignition asset purchase and integration efforts throughout 2004, various infrastructure integration efforts, additional investor relations efforts, and additional stock option, legal and audit fees. Administrative expense is expected to increase in 2005 due to compliance work on internal controls and procedures as mandated by Section 404 of the Sarbanes-Oxley Act. Even though the SEC has granted an extension for non-accelerated filers such as LION to comply beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006, there is still substantial work that needs to be completed by LION in 2005 in order to be ready for compliance in 2006. These additional expenses could range from $100,000 to $125,000 in 2005.

RESEARCH AND DEVELOPMENT

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased 551% in 2004 compared to 2003. The increase was primarily attributable to research and development efforts in the LockPoint Xtra(R), Pipeline Tools, Retail Web Site and Mortgage 101 product lines. The LockPoint Xtra(R) and Pipeline Tools product lines have defined and established research and development functions in the Company's Gig Harbor, Washington and Sausalito, California locations. The Company anticipated a higher commitment to research and development in 2004 compared to 2003 in order to support its product initiatives as well as the integration of various components of these product lines in the development of the Precision productivity marketing suite. Research and development expenses actually decreased in the last half of 2004 compared to the first six months due to efficiencies gained in integrating LION and Ignition. While the Company recognizes that the overall research and development expenses are still high compared to revenues, it views these efforts at this point in time as critical in order to have a positive impact in supporting the development and delivery of the Company's technology, products and services in the mortgage industry in 2005 and beyond.

DEPRECIATION AND AMORTIZATION

         The increase in depreciation and amortization expense for 2004 compared to 2003 is due to additional depreciation related to the purchase of equipment, computers and software along with the addition of internally developed software for internal use.

INTEREST EXPENSE

         Interest expense increased to $40,171 from $20,214 for the years ended December 31, 2004 and 2003, respectively. The increase is due to one-year promissory notes assumed by LION during the acquisition of TRMS totaling $303,000 at a 10% annual interest rate and three year notes with the TRMS shareholders as part of the consideration paid for TRMS totaling approximately $972,000 at an 8% annual interest rate. The $303,000 one-year notes will be paid off by March 31, 2005 and management does not at this time anticipate any early pay down of the three-year notes.

OTHER INCOME

         Other income includes $433,000 net of legal expenses related to a settlement with our insurance carrier for the reimbursement of defense and indemnity costs related to litigation completed in June 2002.

INCOME TAX EXPENSE (BENEFIT)

         The benefit for income tax for 2004 was approximately $93,000 compared to an expense of approximately $106,000 in 2003. The 2004 effective tax rate of 10.9% is primarily attributable to the impact of utilizing our net operating loss carryforwards. Our 2003 effective tax rate on income before extraordinary item was 3.9% and with the extraordinary item was 3.7%. The 2003 effective tax rates were also due primarily to the impact of our net operating loss carryforwards. Absent these items, we would expect our effective tax rate to approximate 36%.

         Because of the uncertainty relating to the realization of deferred tax assets in future periods, we maintained a valuation allowance which fully offset our net deferred tax assets at December 31, 2003 and September 30, 2004. We reduced this valuation allowance and recognized a deferred tax asset in the fourth quarter of 2004. We will continue to evaluate the realizability of our net deferred tax assets in future periods and may recognize additional income tax benefits in earnings if we determine that the realization of these assets is more likely than not.

EXTRAORDINARY GAIN

         The purchase of certain assets of Ignition in 2003 included product lines; certain customer, vendor, consulting, software and maintenance agreements related to Ignition's business; leased operations facilities; intellectual property held or used in connection with Ignition's business, including copyrights, domain names, patent applications, and trademarks (but excluding Freddie Mac trademarks and other intellectual property); and certain tangible personal property, prepaid expenses and accounts receivable. The fair value of the net assets acquired in the transaction exceeded the cost of the acquired assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," the excess of the fair value of the net assets over the cost of the acquired assets was allocated as a pro rata reduction to the non-current assets acquired. Accordingly, the fair value of the property and equipment acquired in the transaction was reduced to zero, and the remaining amount was recorded as an extraordinary gain.

FINANCIAL POSITION

         We have financed our liquidity needs over the last several years through revenue generated from operations and equipment lease financing. During 2004, we also received proceeds from the exercise of warrants and stock options and the settlement with our insurance carrier for the reimbursement of prior litigation and indemnification costs.

         At December 31, 2004, we had approximately $4,518,000 in cash and cash equivalents and approximately $4 million of working capital. The change in cash and cash equivalents is as follows:

                                                          2004          2003
                                                      -----------   -----------
CASH FLOW SUMMARY
Net income before extraordinary items                 $   616,163   $   727,054
Non-cash items                                            776,551       459,033
Changes in working capital                                636,700        40,187
                                                      -----------   -----------
Net cash provided by operating activities               2,029,414     1,226,274
Net cash (used in) provided by investing activities      (454,120)    1,292,762
Net cash provided by (used in) financing activities        59,692       (39,639)
                                                      -----------   -----------
Net increase in cash and cash equivalents               1,634,986     2,479,397
Cash and cash equivalents at beginning of year          2,883,314       403,917
                                                      -----------   -----------
Cash and cash equivalents at end of year              $ 4,518,300   $ 2,883,314
                                                      ===========   ===========

NON-CASH ITEMS

         Non-cash items in net income are primarily depreciation and amortization, expensing of stock options, and other miscellaneous items which were offset by an increase in deferred tax assets due to the realization of net operating loss carryforwards based on the sufficiency of future taxable income. In 2003, non-cash items were primarily depreciation and amortization.

WORKING CAPITAL AND OPERATING ACTIVITIES

         During 2004, our investment in working capital increased due to overall payoffs of accounts receivable during 2004 including the pay down of large receivables outstanding at the end of 2003 related to the purchase of the Ignition assets, an increase in accounts payable due to our normal business operating cycle, increases in deposits from customers related to the Mortgage 101 pay per lead program, revenue growth, primarily from the Retail Web Sites, LockPoint Xtra(R), Pipeline Tools and Risk Management Services product lines, and a settlement with our insurance carrier related to the reimbursement of defense and indemnity costs related to litigation completed in June 2002. This increase was offset by payments for the acquisition costs associated with the Ignition assets and TRMS acquisitions and a decrease in deferred revenue associated with a large customer contract acquired with the Ignition assets.

         During 2003, investment in working capital increased due to revenue growth, primarily from our mortgage broker customers, improved bad debt experience, and a reduction in legal fees. The increase was offset by additional database support costs related to increased wholesale and correspondent loan programs, telecommunications infrastructure costs to support new services and increased volumes through the Company's consumer and business web portals, resources to support the development of broker websites and growth in the commissioned broker sales force and related customer support costs.

INVESTING ACTIVITIES

         During 2004, investing activities used cash of $454,120 and primarily consisted of the capitalized portion of software development costs related to the enhancement of underlying infrastructure delivering various product lines and upgrades to computer hardware and software.

         During 2003, investing activities provided net cash of $1,292,762 and was primarily due to favorable terms related to the acquisition of certain assets of Ignition which included net cash of approximately $1,721,000 to cover the underlying obligations and prepaid amounts for assigned customer contracts related to the LockPoint Xtra(R) and Pipeline Tools products. This was offset by the capitalized portion of software development costs related to the enhancement of core online services for brokers and the conversion of consumer traffic into higher-value lead generation and upgrades to computer hardware and software.

FINANCING ACTIVITIES

         During 2004, net proceeds from financing activities were $59,692. Warrants and stock options were exercised during the period totaling approximately $197,000 along with tax benefits on stock options exercised totaling approximately $55,000. This was offset by payments totaling approximately $193,000 on notes payable and capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades over the previous two years and payments on the one-year notes assumed during the TRMS acquisition.

         During 2003, the net use of cash for financing activities was $39,639. Cash used was primarily related to notes payable and capitalized lease obligations on the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades. This was offset by proceeds from the exercise of stock options by employees during fourth quarter 2003.

AGGREGATE CONTRACTUAL OBLIGATIONS

         The following table represents the Company's total contractual obligations as of December 31, 2004. See "NOTE E - LONG-TERM OBLIGATIONS" and "NOTE G - COMMITMENTS AND CONTINGENCIES" in the Company's "NOTES TO FINANCIAL STATEMENTS" below for additional information.

                                              Payments Due by Period
                                 -------------------------------------------------
                                              Less Than
                                    Total       1 Year     1-3 Years    4-5 Years
                                 ----------   ----------   ----------   ----------
Contractual Obligations
   Long-term debt                $1,165,105   $  192,896   $  972,209   $     --
   Capital lease obligations         94,098       70,112       23,986         --
   Operating lease obligations    1,778,042      609,300      994,033      174,709
                                 ----------   ----------   ----------   ----------
Total contractual obligations    $3,037,245   $  872,308   $1,990,228   $  174,709
                                 ==========   ==========   ==========   ==========

2005 PLANS

         During 2004, we expanded the breadth of our product and service offerings to appeal to a wider audience of consumers, mortgage brokers, realtors and lenders. We also positioned the Company to become an end-to-end technology and solutions provider and created the opportunity to diversify our distribution channels further. In addition, we solidified our distribution channel for our capital markets technology and advisory offerings through the acquisition of TRMS and enhanced our product bundling opportunities. The launch of our Precision marketing productivity suite in October 2004 initially appears to have been well received in the industry

         Our direction and our progress will be influenced by strategic drivers affecting the market and customers we serve. See "Overview" for a discussion of industry-wide factors relevant to LION. Achieving our long-term goal of significantly increasing our annual revenue will require strategies to supplement our organic growth opportunities with strategic initiatives that may include partnerships, distribution agreements and acquisitions, none of which are mutually exclusive. We will also begin to explore opportunities to export our technology and services outside of the mortgage market. Our principal focus in 2005 is to expand our revenue base through a variety of strategies while increasing our profits. We undertake this effort in a challenging business climate that compels us to identify critical opportunities and challenges so that we may take the actions necessary to optimize our opportunity to successfully meet our goals.

         Reorganizing our operating structure, together with combining disparate technologies and products into a cohesive customer centric framework, has created an opportunity for us to repackage our product offerings to create clear, distinctive product brands. It also allows us to redefine our corporate image in a way that customers, prospective customers, and investors can more clearly understand the full breadth of what LION does and how what we do supports our corporate objectives. We will support these efforts by launching an aggressive marketing campaign to widen our sphere of influence, articulate our competitive advantage and increase our visibility in the mortgage industry and with investors. We intend to invest more heavily in marketing campaigns that will include more print advertising, expanded trade show attendance and sponsorship, and other similar media. It is difficult to estimate the tangible effect of a unified branding strategy on revenue in the near term, but we do expect a positive impact in the second half of 2005.

         It is management's assessment that current working capital and that which will be created organically through operations should be adequate for our growth plans and capital expenditure needs throughout 2005 and into 2006.

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

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in the Company's strategic direction, as well as developments beyond the Company's control. We cannot assure you that our expectations will necessarily come to pass. Actual results could differ materially because of issues and uncertainties such as those discussed below and elsewhere in this report, including the sections entitled "Competition," "Proprietary Rights," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

WE HAVE A LIMITED HISTORY OF PROFITS AND OUR FUTURE PROFITABILITY REMAINS UNCERTAIN. IN ADDITION, FINANCIAL RESULTS FOR ANY PARTICULAR PERIOD WILL NOT PREDICT RESULTS FOR FUTURE PERIODS.

         We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $15.2 million from $8.1 million in 2003 and from $6.4 million for 2002. However, during 2003 and 2004, revenues from quarter to quarter have at times remained flat. Had it not been for the strategic acquisition of the Ignition assets in December 2003 and the acquisition of TRMS in October 2004, revenue growth targets year over year would not have been achieved for 2004 and the likelihood of achieving targets for 2005 much more difficult. We have had ten consecutive quarters of profitability beginning with the third quarter of 2002 through the fourth quarter of 2004. However, we did sustain a modest operating loss of approximately $44,000 in the second quarter of 2004. Due to the two acquisitions in the last 12 months, the Company has incurred additional costs which could extend to the first half of 2005 while we further integrate, streamline and modify our operations, technology, and infrastructure supporting our current and planned product offerings. Until these efforts are completed, profitability could be constrained during 2005.

         Although we currently anticipate that 2005 will be a profitable year, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including uncertainty of revenues, markets, and profitability. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other factors set forth below.

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

         We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION. We are continuing to create the redundancies that will reduce the reliance on these individuals, but have not completed this task and will not for at least the remainder of 2005. Furthermore, we have not entered into employment agreements with these significant employees except for our upper management team. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options, which currently serve to retain and motivate key employees as they become vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at LION, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

         Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line as a result of the acquisition of Ignition assets and TRMS carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. As part of the acquisition, LION became the assignee of certain customer contracts, most of which have initial contract periods or renewals expiring 2005 and 2006 and typically have renewable successive one-year terms and in a few cases successive two-year terms. Revenues from these contracts comprised approximately 56% of our total revenues for fourth quarter 2004. While we did have several LockPoint Xtra(R) and Pipeline Tools customers discontinue their contracts with us during 2004, we have also had successful new sales for our new Precision productivity marketing suite, Pipeline Tools and Risk Management Services. While we have no reason to believe other similar large contracts will not be renewed, there can be no assurance that these customers will renew their contracts, or that we will be able to attract new customers at rates sufficient to maintain a stable or growing revenue base. We have also experienced an anticipated but significant decline in loan volumes in the LPX, Pipeline Tools, and Risk Management Services product lines. If we are unsuccessful in enrolling new customers to equalize the attrition rate, if any, of existing customers, or to offset a decline in transactional volume, our overall share of the advanced business solution market could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

         We do not have multiple site capacity for our LION Pro, Mortgage 101 or Retail Web Site services, however, we do have this in place for LockPoint Xtra(R), Pipeline Tools, and Risk Management Services. We are in the process of developing multiple site capacity for all of our services, but this will not be completed until some time during mid-2005. We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful servers. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. The prospect of such unscheduled interruptions is possible in the foreseeable future, and we are unable to predict their occurrence, duration or cessation.

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

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements of LION, Inc. are included in Item 7:

         Report of Independent Registered Public Accounting Firm
         Balance Sheets
         Statements of Operations
         Statement of Stockholders' Equity
         Statements of Cash Flows
         Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
LION, Inc.

We have audited the accompanying consolidated balance sheets of LION, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LION, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Portland, Oregon
February 25, 2005

                            LION, Inc. and Subsidiary
                                 BALANCE SHEETS
                                  December 31,


                                                        ASSETS

                                                                                      2004                 2003
                                                                                ----------------     ----------------
CURRENT ASSETS
    Cash and cash equivalents                                                   $    4,518,300       $    2,883,314
    Accounts receivable, less allowance for doubtful accounts of
       $58,000 and $132,000 in 2004 and 2003, respectively                           1,841,840            2,141,264
    Other receivables                                                                      --               620,708
    Deferred taxes                                                                     150,000                  --
    Prepaid expenses and other                                                         436,888              361,975
                                                                                ----------------     ----------------

         Total current assets                                                        6,947,028            6,007,261

PROPERTY AND EQUIPMENT, net                                                            931,079            1,025,153

OTHER ASSETS
    Goodwill - net                                                                   2,590,130              273,955
    Other assets                                                                        76,980               82,908
                                                                                ----------------     ----------------

                                                                                $   10,545,217       $    7,389,277
                                                                                ================     ================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                            $      294,235       $      189,727
    Accrued liabilities                                                              1,334,659            1,647,931
    Current maturities of long-term obligations                                        255,621               82,452
    Deferred revenue                                                                 1,050,128            1,306,224
                                                                                ----------------     ----------------

         Total current liabilities                                                   2,934,643            3,226,334

LONG - TERM OBLIGATIONS, less current maturities                                       995,305               85,822

COMMITMENTS AND CONTINGENCIES                                                              --                   --

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
       liquidation value $900,000 at December 31, 2003                                     --                 1,500
    Common stock - authorized, 50,000,000 shares of $.001 par value                     37,431               31,819
    Additional contributed capital                                                  13,730,121           11,812,248
    Accumulated deficit                                                             (7,152,283)          (7,768,446)
                                                                                ----------------     ----------------
                                                                                     6,615,269            4,077,121
                                                                                ----------------     ----------------

                                                                                $   10,545,217       $    7,389,277
                                                                                ================     ================


The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary
                            STATEMENTS OF OPERATIONS
                             Year ended December 31,

                                                                                      2004                 2003
                                                                                ----------------     ----------------

Revenues                                                                        $    15,191,761      $     8,068,030

Expenses
    Direct costs                                                                      5,775,042            1,735,428
    Selling and marketing                                                             2,027,214            2,240,197
    General and administrative                                                        4,198,373            2,451,645
    Research and development                                                          2,499,713              383,903
    Depreciation and amortization                                                       575,157              482,947
                                                                                ----------------     ----------------
                                                                                     15,075,499            7,294,120
                                                                                ----------------     ----------------

         Operating income                                                               116,262              773,910

Other income (expense)
    Interest expense                                                                    (40,171)             (20,214)
    Interest income                                                                      12,075                3,097
    Other income                                                                        435,091                  --
                                                                                ----------------     ----------------

         Net income before tax and extraordinary gain                                   523,257              756,793

    Income tax (benefit) expense                                                        (92,906)              29,739
                                                                                ----------------     ----------------

         Net income before extraordinary gain                                           616,163              727,054

    Extraordinary gain - net of income tax expense of $76,271                               --             2,027,675
                                                                                ----------------     ----------------

         NET INCOME                                                             $       616,163      $     2,754,729
                                                                                ================     ================

Per common share basic
  Income before extraordinary gain                                              $           .02      $           .03
  Income from extraordinary gain                                                            --                   .06
                                                                                ----------------     ----------------

         Net income                                                             $           .02      $           .09
                                                                                ================     ================

Per common share diluted
  Income before extraordinary gain                                              $           .02      $           .02
  Income from extraordinary gain                                                            --                   .06
                                                                                ----------------     ----------------

         Net income                                                             $           .02      $           .08
                                                                                ================     ================


The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2004 and 2003

                                      Preferred stock                Common stock         Additional
                                ---------------------------   --------------------------  contributed    Accumulated
                                   Shares         Amount         Shares        Amount       capital        deficit         Total
                                ------------   ------------   ------------  ------------  ------------   ------------   ------------

Balance at December 31, 2002       1,500,000   $      1,500     31,441,978  $     31,442  $ 11,741,101   $(10,523,175)  $  1,250,868
Issuance of common stock in
   conjunction with exercise
   of stock options                     --             --          101,116           101        19,066           --           19,167
Common stock issued in lieu
   of compensation                      --             --          276,000           276        19,360           --           19,636
Employee compensation from
   stock options                        --             --             --            --          31,699           --           31,699
Issuance of stock options for
   consulting services received         --             --             --            --           1,022           --            1,022
Net income for the year                 --             --             --            --            --        2,754,729      2,754,729
                                ------------   ------------   ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2003       1,500,000          1,500     31,819,094        31,819    11,812,248     (7,768,446)     4,077,121
Conversion of preferred stock
   into common stock              (1,500,000)        (1,500)     1,541,550         1,542           (42)          --             --
Issuance of common stock in
   conjunction with exercise
   of stock options                     --             --          362,884           363        63,276           --           63,639
Issuance of common stock in
   conjunction with exercise
   of warrants                          --             --          333,334           333       133,001           --          133,334
Issuance of common stock upon
   exercise of stock options,
   net of common stock repurchase       --             --          165,000           165          (165)          --             --
Common stock issued for
   services received                    --             --          115,385           115        59,885           --           60,000
Employee compensation from
   stock options                        --             --             --            --         279,143           --          279,143
Issuance of common stock in
   conjunction with purchase
   of TRMS                              --             --        3,094,290         3,094     1,327,450           --        1,330,544
Tax benefit as a result of
   stock option exercises               --             --             --            --          55,325           --           55,325
Net income for the year                 --             --             --            --            --          616,163        616,163
                                ------------   ------------   ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2004            --     $       --       37,431,537  $     37,431  $ 13,730,121   $ (7,152,283)  $  6,615,269
                                ============   ============   ============  ============  ============   ============   ============


The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                                2004             2003
                                                                             -----------      -----------

Cash flows from operating activities
    Net income before extraordinary gain                                     $   616,163      $   727,054
    Adjustments to reconcile net income before extraordinary gain to net cashprovided by operating activities
          Depreciation and amortization                                          575,157          482,947
          Write off of capitalized software development costs                     13,954             --
          Stock options issued to employees and contractors                      279,143           32,721
          Common stock issued in lieu of cash compensation                          --             19,636
          Tax on extraordinary gain                                                 --            (76,271)
          Common stock issued for services received                               60,000             --
          Deferred income tax asset                                             (150,000)            --
          Gain on sale of assets                                                  (1,703)            --
          Changes in assets and liabilities
              Accounts receivable                                              1,073,011         (101,824)
              Other receivables                                                  620,708             --
              Prepaid expenses and other                                           3,975          (11,510)
              Accounts payable                                                   104,508         (410,532)
              Accrued liabilities                                               (496,838)         473,980
              Deferred revenue                                                  (377,096)          90,073
              Other assets                                                      (291,568)            --
                                                                             -----------      -----------
                  Net cash provided by operating activities                    2,029,414        1,226,274

Cash flows from investing activities
    Capitalized software development costs                                      (288,061)        (309,998)
    Net cash received in connection with purchase of assets                         --          1,721,235
    Cash received on purchase of TRMS                                             21,685             --
    Cash received on sale of assets                                                1,805             --
    Purchases of property and equipment                                         (189,549)        (118,475)
                                                                             -----------      -----------
                  Net cash (used in) provided by investing activities           (454,120)       1,292,762

Cash flows from financing activities
    Tax benefit on stock options exercised                                        55,325             --
    Payments on long-term obligations                                           (192,606)         (58,806)
    Proceeds from issuance of common stock and exercise of stock options         196,973           19,167
                                                                             -----------      -----------
                  Net cash provided by (used in) financing activities             59,692          (39,639)
                                                                             -----------      -----------
Net increase in cash and cash equivalents                                      1,634,986        2,479,397
Cash and cash equivalents at beginning of period                               2,883,314          403,917
                                                                             -----------      -----------
Cash and cash equivalents at end of period                                   $ 4,518,300      $ 2,883,314
                                                                             ===========      ===========

Supplemental cash flow information and non-cash investing and financing activities - see Note K


The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

   LION, Inc., dba LionInc.com, (the "Company" or "LION"), a Washington corporation, is a technology and service provider of advanced business solutions that streamline the mortgage loan fulfillment process in the mortgage industry. From leads to loans to capital markets, LION offers consistent, seamless business solutions to consumers, brokers, realtors, originators and lenders. LION provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communications tools through its LockPoint Xtra(R), Pipeline Tools, and Risk Management Services product lines.

   A summary of significant accounting polices applied in the preparation of the accompanying financial statements follows.

   1. PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of LION, Inc. and its wholly-owned subsidiary, TRMS LLC. All significant intercompany accounts and transactions have been eliminated.

   2. CASH AND CASH EQUIVALENTS

   For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

   3. REVENUE RECOGNITION

   LION generates revenue throughout the mortgage loan pipeline. Subscription revenues are generated from mortgage brokers and agents who are provided electronic access to a database of mortgage offerings by a multitude of lenders throughout the United States. LION also generates revenue from advertisers who pay marketing fees for ad banners, web site promotion, and lead generation. Additionally, fees are earned related to mortgage originator and lender web site development and hosting. Revenues from the LockPoint Xtra(R), Pipeline Tools, and Risk Management Services product lines are generated primarily from transaction fees on closed and locked loan volumes and fees for related website development and implementation.

   Subscription and service fees are recognized as revenue over the respective subscription periods or at the time the services are provided. The Company accounts for its software products for external licensing in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION, and Staff Accounting Bulletin 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Revenue from licensing fees relating to the use of the LockPoint Xtra(R) product is recognized when all elements of the contract have been delivered to the customer. Revenue from monthly recurring charges from use of the Pipeline Tools and Risk Management Services products is recognized in the period in which the service is provided.

   Deferred revenue is recorded on prepaid subscriptions for periods ranging from 3 to 12 months and on advance billings or cash received for contracts that have undelivered elements.

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   4. ACCOUNTS RECEIVABLE

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

   5. PROPERTY AND EQUIPMENT

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

   6. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

   The Company accounts for internally developed software costs in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Capitalized software development costs, intended for internal use, totaling $288,061 and $309,998 for the years ended December 31, 2004 and 2003, respectively. These costs are included in computer software in property and equipment and are amortized over a period of three years.

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   7. GOODWILL

   Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which became effective beginning in 2002, provides that goodwill should not be amortized, but should rather be reviewed at least annually to assess recoverability. Impairment is recognized in operating results if the fair value of goodwill is less than the carrying value of the goodwill.

   8. USE OF ESTIMATES

   In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   9. INCOME PER COMMON SHARE

   Basic income per share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share, except when their effect is antidilutive. Common stock equivalents include preferred shares and options to purchase common stock.

   10. ADVERTISING COSTS

   Advertising  costs  are  expensed  as  incurred.   Advertising   expense  was
   approximately $417,000 and $304,000 for the years ended December 31, 2004 and 2003, respectively.

   11. RESEARCH AND DEVELOPMENT COSTS

   All expenditures for research and development costs are expensed in the year incurred. These expenses consist of costs incurred for proprietary research and include related salaries and benefits, contract and other outside service fees, and facilities and overhead costs. In instances where we enter into agreements with third parties for research and development, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   12. INCOME TAXES

   The Company accounts for income taxes in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. The Company records deferred income tax assets and liabilities based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted income tax rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the taxes paid and payable for the period and the change during the period in net deferred income tax assets and liabilities.

   13. STOCK ISSUED FOR SERVICES

   Issuances of shares of the Company's stock to employees or third-parties for compensation or services are valued using the closing price on the date of grant for employees and the date services are completed for non-employees.

   14. STOCK OPTIONS

   Effective  January 1, 2003,  the Company  adopted the fair value  recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

   The Company issued options to purchase 993,751and 3,635,000 shares during the years ended December 31, 2004 and 2003, respectively, under the 1998 Stock Option Plan (the "Plan"). Compensation expense is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. The Company will recognize compensation expense of $428,207 and $765,580 over the vesting period for these options granted during the years ended December 31, 2004 and 2003, respectively. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to all employee awards.

                                                                      2004               2003
                                                                 --------------     --------------
Net income, as reported                                          $      616,163     $    2,754,729
Add: Stock-based employee compensation expense included in
reported net income                                                     279,143             31,699
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects                                                    (363,101)          (334,487)
                                                                 --------------     --------------
Pro forma net income                                             $      532,205     $    2,451,941
                                                                 ==============     ==============
Net income per share:
    Basic - as reported                                          $          .02     $          .09
    Diluted - as reported                                        $          .02     $          .08
    Basic - pro forma                                            $          .02     $          .08
    Diluted - pro forma                                          $          .01     $          .07

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In  December  2004,  the FASB issued  SFAS No. 123  (revised  2004) (SFAS No.
   123R), SHARE-BASED PAYMENT. This Standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements. We previously adopted the fair value based method of accounting pursuant to SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, prospectively. Management is in the process of evaluating the requirements of SFAS No. 123R. The final determination of the impact of this statement has not been completed.

   In March 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis and a foreign private issuer filing its annual report on Form 20-F or 40-F, must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005 compliance date. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. LION, Inc. will, therefore, be required to comply with Section 404 of the Sarbanes-Oxley Act as of December 31, 2006.

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE B - BUSINESS COMBINATIONS

   On October 13, 2004, LION, Inc. acquired 100 percent of the outstanding common shares of Tuttle Risk Management Services Inc., a Delaware corporation ("TRMS"), by merging TRMS with and into LION's wholly-owned subsidiary, LION Acq. LLC, a Washington limited liability company. As a result of these transactions, TRMS became a wholly-owned subsidiary of LION operating as a limited liability company under the name "Tuttle Risk Management Services LLC." The acquisition is intended to qualify as a "reorganization" under
   Section 368(a) of the Internal Revenue Code of 1986, as amended. The results of TRMS' operations have been included in the consolidated financial statements since that date.

   The transaction was accounted for in accordance with SFAS 141, "Business Combinations." The Company received all the assets of TRMS totaling $891,690 and assumed the liabilities totaling $607,615. The consideration paid by LION in exchange for the acquisition of TRMS included three-year promissory notes totaling $972,209 due at maturity with interest paid annually at 8 percent and 3,094,290 shares of LION common stock valued at $1,330,544. The number of shares of common stock issued was determined based on the lesser of the closing price of LION common stock for the 20 trading days ending on the trading day immediately prior to the closing date and $.65 per share.

   The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

               At October 13, 2004
------------------------------------------------

     ASSETS
     ------
     Cash received                              $    21,685
     Accounts receivable - net                      773,588
     Prepaid expense                                 78,888
     Property and equipment                          17,529
     Goodwill                                     2,316,175
                                                -----------

            Total assets                          3,207,865

     LIABILITIES
     -----------
     Accrued liabilities                             95,391
     Deferred revenue                               121,000
     Accrued payroll obligations                     88,175
     Notes payable                                  303,049
                                                -----------

            Total liabilities                       607,615
                                                -----------

                 Net assets acquired            $ 2,600,250
                                                ===========

   The $2,316,175 of goodwill includes acquisition costs of $297,497. None of the goodwill is deductible for tax purposes.

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE B - BUSINESS COMBINATIONS - Continued

   On December 8, 2003, the Company purchased certain assets of Ignition Mortgage Technology Solutions, Inc. ("Ignition"), a wholly-owned subsidiary of the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Under the terms of the agreement, LION acquired LockPoint Xtra,(R) an electronic rate lock system for secondary market application that provides real-time feature-adjusted loan-by-loan price quotes, and enables conduits to take direct electronic rate locks from correspondent lenders; Pipeline Tools, used to manage interest rate and loan pool fall-out risk; Loan Officer Plus,(R) a point-of-sale product for originating mortgage loans; the multi-lender, automated application capture and price locking mortgage product referred to as Loan Finder/Loan WorkBench/Optimum Controller; certain customer, vendor, consulting, software and maintenance agreements related to Ignition's business; leased operations facilities located in Gig Harbor, Washington and Sausalito, California; intellectual property held or used in connection with Ignition's business, including copyrights, domain names, patent applications, and trademarks (but excluding Freddie Mac trademarks and other intellectual property and temporarily excluding certain Ignition trademarks); and certain tangible personal property, prepaid expenses and accounts receivable as of November 30, 2003. As of September 30, 2004, certain Ignition trademarks are no longer excluded. In addition, the Company received $1.0 million in consideration for satisfying obligations under the assigned customer agreements and $776,950 related to amounts prepaid by a customer under an assigned customer agreement.

   The transaction was accounted for in accordance with SFAS 141, "Business Combinations." LION paid $1,000 and assumed liabilities of $141,072 for substantially all of Ignition's assets. Under the terms of the transaction, LION assumed a deferred payroll obligation of $620,708 for severance to be paid on or about June 30, 2004 to certain employees that transferred to LION from Ignition. The severance was paid in full by June 30, 2004. In addition, Freddie Mac was to provide LION with the funds, which it did, within ten business days of Freddie Mac's receipt from LION that the funds were due. This deferred payroll obligation is included in accrued liabilities and other receivables on the balance sheet at December 31, 2003.

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

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE B - BUSINESS COMBINATIONS - Continued

   The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                      At December 8, 2003
---------------------------------------------------------------

     ASSETS
     ------
     Cash received - net of acquisition costs of $55,715       $ 1,721,235
     Accounts receivable - net                                   1,691,779
     Prepaid expense                                               279,077
     Other receivables                                             620,708
     Rent deposit                                                   45,000
                                                               -----------
             Total assets                                        4,357,799

     LIABILITIES
     -----------
     Accrued liabilities                                           141,072
     Deferred revenue                                              920,654
     Deferred payroll obligation                                   620,708
     Accrued acquisition costs                                     571,419
                                                               -----------
             Total liabilities                                   2,253,853
                                                               -----------
                 Extraordinary gain on acquisition             $ 2,103,946
                                                               ===========

   The following table represents combined proforma results of operations for LION, Ignition and TRMS. The results of operations of TRMS for the period from October 13, 2004 to December 31, 2004 are included in the historical results of operations of LION for the year ended December 31, 2004. The results of operations of Ignition for the period from December 8, 2003 to December 31, 2003 are included in the historical results of operations of LION for the year ended December 31, 2003. The pro forma results of operations for LION, Ignition and TRMS do not purport to indicate the actual results of operations which would have been achieved had the acquisitions been consummated at the beginning of the period.

                                                        2004           2003
                                                    ------------   ------------

   Revenue                                          $ 17,440,405   $ 24,006,299
   Net income (loss) before extraordinary gain      $    749,815   $ (1,387,193)
   Net income                                       $    749,815   $    587,114
   Net income per share
       Basic                                        $        .02   $        .02
       Diluted                                      $        .02   $        .02

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE C - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following as of December 31:

                                                           2004          2003
                                                       -----------   -----------

 Computer equipment                                    $   798,078   $   694,734
 Computer software                                       2,012,287     1,682,114
 Equipment                                                 361,648       317,515
 Leasehold improvements                                     12,355        10,919
                                                       -----------   -----------
                                                         3,184,368     2,705,282
 Less accumulated depreciation and amortization          2,253,289     1,680,129
                                                       -----------   -----------

                                                       $   931,079   $ 1,025,153
                                                       ===========   ===========

   The Company had $227,198 in fixed assets acquired under capital leases at December 31, 2004 and 2003. Accumulated amortization on equipment under capital leases totaled $131,925 and $64,098 at December 31, 2004 and 2003, respectively.

NOTE D - ACCRUED LIABILITIES

   Accrued liabilities consist of the following as of December 31:

                                                          2004           2003
                                                       -----------   -----------

 Salaries                                              $   520,684   $   271,655
 Payroll taxes                                             159,629       116,918
 Vacation                                                  321,599       152,066
 Severance                                                     --        620,708
 Federal, state, and local taxes                           167,617       241,670
 Acquisition costs                                             --         82,500
 Other                                                     165,130       162,414
                                                       -----------   -----------

                                                       $ 1,334,659   $ 1,647,931
                                                       ===========   ===========

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE E - LONG-TERM OBLIGATIONS

                                                                                      2004             2003
                                                                                   -----------      -----------
Software note payable in monthly installments of $873 at a fixed rate of
   17.3%; final payment due December 2004; collateralized by software              $      --        $     9,562

Capital lease obligations payable in monthly installments of $242 at a fixed
   rate of 14.3%; final payment due December 2004                                         --              2,690

Capital lease obligations payable in monthly installments of $1,519 at a fixed
   rate of 17.3%; final payments due at various dates through November 2004               --             14,302

Capital lease obligations payable in monthly installments of $1,328 at a
   fixed rate of 16.9%; final payments due  November 2005                               13,449           25,941

Capital lease obligations payable in monthly installments of $1,301 at a fixed
   rate of 15.9%; final payments due at various dates through January 2006              15,074           27,275

Capital lease obligations payable in monthly installments of $115 at a
   fixed rate of 1%; final payment due May 2006                                          2,046            3,387

Capital lease obligations payable in monthly installments of $3,209 at a
   fixed rate of 12%; final payment due July 2006                                       55,252           85,117

Notes payable to various TRMS shareholders at a fixed interest rate of 10%
   accrued and payable quarterly; principal payable in equal quarterly installments of $75,762 with monthly payments based on 15% of TRMS monthly cash receipts; final payment due October 2005 for any remaining
   principal and interest                                                              192,896             --

Notes payable to various TRMS shareholders at a fixed interest rate of 8%;
   interest is accrued and payable annually with the principal and unpaid
   accrued interest due in October, 2007                                               972,209             --
                                                                                   -----------      -----------
                                                                                     1,250,926          168,274
Less current maturities                                                               (255,621)         (82,452)
                                                                                   -----------      -----------

                                                                                   $   995,305      $    85,822
                                                                                   ===========      ===========

   The following is a schedule by year of minimum payments under such obligations:

                                        Capital           Note
    Year ending December 31,            Leases           Payable          Total
---------------------------------     -----------      -----------     -----------
         2005                         $    70,112      $   192,896     $   263,008
         2006                              23,986             --            23,986
         2007                                --            972,209         972,209
                                      -----------      -----------     -----------

Total minimum payments                     94,098        1,165,105       1,259,203

Less amount representing interest          (8,277)            --            (8,277)
                                      -----------      -----------     -----------

Net principal payments                $    85,821      $ 1,165,105     $ 1,250,926
                                      ===========      ===========     ===========

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE F - INCOME TAXES

   The income tax provision is comprised of the following for the years ended December 31:

                                                                           2004             2003
                                                                       -----------      -----------
  Current:
    Federal                                                            $  (150,000)     $    56,826
    State                                                                   57,094           49,184
                                                                       -----------      -----------
          Total                                                        $   (92,906)     $   106,010
                                                                       ===========      ===========

   The income tax provision reconciled to the taxcomputed at the statutory federal rate was as follows for the years ended December 31:

                                                                           2004             2003
                                                                       -----------      -----------
  Tax provision at statutory rate                                      $   177,907      $   999,177
  State income taxes                                                        57,094           49,184
  Non-deductible expenses                                                   16,838            6,425
  Other                                                                     22,446          (19,488)
  Decrease in valuation allowance                                         (367,191)        (929,288)
                                                                       -----------      -----------
       Total                                                           $   (92,906)     $   106,010
                                                                       ===========      ===========

   The components of deferred taxes are as follows at December 31:

                                                                           2004             2003
                                                                       -----------      -----------
 Deferred tax assets:
     Intangible assets                                                 $    20,751      $    23,851
     Liabilities not timely paid                                           112,442           50,375
     Allowance for doubtful accounts                                        20,930           46,643
     Stock options and warrants issued to consultants for services            --             41,703
     Stock options issued to employees                                     103,011           11,195
     Deferred revenue                                                      119,324          309,282
     Depreciation                                                            8,514             --
     Federal tax credits                                                      --             56,826
     Net operating loss carryforward                                       836,372        1,340,362
                                                                       -----------      -----------
                                                                         1,221,344        1,880,237
 Deferred tax liabilities:
     Depreciation                                                             --             97,856
     Extraordinary gain deferred                                              --            343,846
                                                                       -----------      -----------
                                                                         1,221,344          441,702
 Valuation allowance                                                    (1,071,344)      (1,438,535)
                                                                       -----------      -----------
                                                                       $   150,000      $      --
                                                                       ===========      ===========

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE F - INCOME TAXES - Continued

   During the fourth quarter of 2004, the Company recognized a tax benefit of $150,000. This tax benefit was the result of the recognition of a net deferred tax asset. Realization of the net deferred asset is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,460,000 available to offset future income which expire in 2018 through 2022. Although realization is not assured, management believes it is more likely than not that a portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

   The Company has established a valuation allowance of $1,071,344 and $1,438,535 as of December 31, 2004 and 2003, respectively, due to the uncertainty of future realization of the net deferred tax assets. The valuation allowance was decreased by $367,191 and $929,288 during the years ended December 31, 2004 and 2003, respectively, based upon management's estimate of the realizability of the net deferred tax assets. Utilization of these carryforwards could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code Section 382.

NOTE G - COMMITMENTS AND CONTINGENCIES

   The Company conducts a portion of its operations in leased facilities under operating lease agreements. The following is a schedule by years of approximate minimum rental payments under such operating leases, which expire at various dates through March 2009.

                  Year ending December 31,

                            2005                       $   609,300
                            2006                           551,088
                            2007                           442,945
                            2008                           139,767
                            2009                            34,942
                                                       -----------
               Total minimum payments required         $ 1,778,042
                                                       ===========

   Various leases provide for payment of taxes and other expenses by the Company. Rent expense for leased facilities totaled approximately $753,000 and $435,000 for the years ended December 31, 2004 and 2003, respectively.

   The Company from time to time is involved in certain legal matters arising during the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's financial position or results of operations.

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

   In June 2004, the Company entered into new employment agreements with Dave Stedman, its Co-President of Sales and Marketing, and Steve Thomson, its CFO. The employment agreements for Mr. Stedman and Mr. Thomson provided for initial annual salaries of $150,000 and $135,000, respectively. Each agreement has a term of three years and provides that the compensation will include a base and may include a bonus. In the event that employment is terminated by the Company without cause, they will be entitled to a severance payment of 50% of their annual compensation. They are also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

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

NOTE H - SETTLEMENT OF LEGAL MATTERS

   The Company settled its lawsuit against and received payment from its insurance carrier, Great American Insurance Company. LION had initiated litigation against Great American Insurance Company for reimbursement of defense and indemnity costs related to a lawsuit brought by a former director of LION that had resulted in an award of $357,000 to the plaintiff, which was subsequently settled in lieu of appeal for $340,000 in June 2002. On May 11, 2004, the parties reached a mutually acceptable mediated settlement of claims. On June 7, 2004, LION received payment of approximately $433,000, net of legal expenses, which is included in "Other Income" in the accompanying December 31, 2004 Statement of Operations.

NOTE I - WARRANTS

   The Company had the following warrants outstanding to purchase common shares as of December 31:

                                                                                        2004                2003
                                                                                   --------------     ---------------
   Warrants issued in conjunction with the Private Placement whereby one warrantentitles the holder to purchase one share of common
      stock at an exerciseprice of $.40, expiring through March 2004                         --           1,166,667
                                                                                   --------------     ---------------

        Total                                                                                --           1,166,667
                                                                                   ==============     ===============

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE J - STOCK OPTIONS

   The Company has a stock option plan accounted for under FASB Statement No. 123 "Accounting for Stock- Based Compensation." The plan allows the Company to grant options to employees for up to 50,000 shares of common stock per employee. Employee directors are eligible to receive option grants and direct stock issuances. Non-employee directors receive as an initial retainer options to purchase 50,000 shares of common stock, exercisable at not less than the fair market value of the Company's common stock on the day of grant. Thereafter, non-employee directors receive automatic option grants each year to purchase 50,000 shares of common stock upon their reelection at the annual meeting of shareholders. Non-employee chairmen of the audit and compensation committees receive an automatic option grant each year to purchase an additional 25,000 shares of common stock. At December 31, 2004, 2,320,474 shares are available for future issuance under the plan. Options currently outstanding vest over a zero to four year period. Stock options are exercisable at not less than the market value of the Company's common stock on the date of grant.

   The fair value of option grants are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 2004: expected volatility ranging from 129.98% to 131.48%; risk-free interest rate ranging from 3.86% to 4.27%; expected lives of 4 years; and, a zero percent dividend yield. The following weighted average assumptions were used for grants in fiscal year 2003: expected volatility ranging from 129.01% to of 132.03%; risk-free interest rate ranging from 3.58% to 3.83%; expected lives of 10 years; and, a zero percent dividend yield.

   A summary of the Company's stock option plan activity is as follows:

                                                               2004                                2003
                                                  -------------------------------     --------------------------------
                                                                       Weighted                            Weighted
                                                                       average                             average
                                                                       exercise                            exercise
                 Stock options                        Shares            price            Shares             price
   -------------------------------------------    ---------------    ------------     --------------     -------------

    Outstanding at beginning of year                  7,928,409      $      .36           5,803,900      $      .54
    Granted                                             993,751             .50           3,635,000             .16
    Forfeited                                        (1,762,917)            .76          (1,409,375)            .58
    Exercised                                          (562,884)            .14            (101,116)            .19
                                                  ---------------    ------------     --------------     -------------

    Outstanding at end of year                        6,596,359      $      .30           7,928,409      $      .36
                                                  ===============    ============     ==============     =============

    Options exercisable at end of year                4,026,502      $      .32           4,368,790      $      .50
                                                  ===============    ============     ==============     =============

    Weighted-average fair value of options
      granted during the year                                        $      .43                          $      .21
                                                                     ============                        =============

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE J - STOCK OPTIONS - Continued

   The following is a summary of stock options outstanding at December 31, 2004:

                              Outstanding Options                                            Options Exercisable
  -------------------------------------------------------------------------------    ------------------------------------
                                           Weighted-            Weighted-                                  Weighted-
                                            average        average remaining                                average
    Exercise price          Number           price           contractual life            Number          exercise price
  -------------------    -------------    -------------    ----------------------    --------------    ------------------

    $ .04 - $  .25         4,909,775         $ 0.18            6.93 years              2,969,793            $ 0.18
    $ .26 - $  .50           225,334         $ 0.38            2.78 years                120,459            $ 0.39
    $ .51 - $  .75           705,000         $ 0.55            4.76 years                180,000            $ 0.58
    $ .76 - $ 1.00           756,250         $ 0.81             .14 years                756,250            $ 0.81
                          -----------                                                 -----------
                           6,596,359                                                   4,026,502
                          ===========                                                 ===========

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

   Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows for December 31:

                                                                      2004             2003
                                                                   ----------      -----------
 Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                          $ 18,559        $  20,214

 Non-cash operating, investing and financing activities
    Common stock issued for services received                       $ 60,000        $    --
    Issuance of common stock upon exercise of stock options,
       net of common stock repurchase                               $ 14,000        $    --
    Assets acquired under capital leases and notes payable          $    --         $ 139,255


   On October 13, 2004, the Company acquired 100 percent of the outstanding common shares of Tuttle Risk Management Services, Inc. (see Note B). In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired - net of acquisition costs
    of $297,497                                             $  2,910,368
Promissory notes issued                                         (972,209)
Common stock issued                                           (1,330,544)
                                                            ------------
Liabilities assumed                                         $    607,615
                                                            ============

   On December 8, 2003, the Company purchased substantially all of the operating assets of Ignition Mortgage Technology Solutions, Inc. (see Note B). In conjunction with the acquisition, liabilities were assumed as follows:

 Fair value of assets acquired                              $  4,358,799
 Extraordinary gain on assets acquired                        (2,103,946)
 Cash paid                                                        (1,000)
                                                            ------------
 Liabilities assumed                                        $  2,253,853
                                                            ============

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE L - RETIREMENT PLAN

   The Company adopted a salary deferral retirement plan, or 401(k) plan, in April 2000. The plan covers all employees who meet the plan's eligibility requirements. Employees are eligible if they are at least age 18, they have completed the earlier of 1 year of service or 3 consecutive full calendar months of employment, their employment is not governed by terms of a collective bargaining agreement and they are not non-resident aliens who do not receive earned income from LION. The Company can make discretionary contributions to the plan. No contributions were made by the Company for the years ended December 31, 2004 and 2003.

NOTE M - CONCENTRATION OF CREDIT RISK

   A portion of the Company's revenue and accounts receivable from large customers in the mortgage industry exceed ten percent of the total revenues and accounts receivable. Prior to the acquisition of TRMS on October 13, 2004, TRMS accounted for 18% of the Company's revenues for the year ended December 31, 2004, and no customers had revenues greater than 10% of total revenues in 2003. The Company has one customer whose accounts receivable balance represents 19% of the Company's total accounts receivable balance at December 31, 2004, and two customers whose accounts receivable balance represent 24% of the Company's total accounts receivable balance at December 31, 2003.

   Cash is held in interest bearing or demand deposit bank accounts. The Company and its subsidiary maintain cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate $4,313,604 and $2,781,414 at December 31, 2004 and 2003, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents, as these deposits are held by high credit quality financial institutions, which have historically not incurred any credit loss.

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

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE O - EARNINGS PER SHARE

The following table represents the calculation of earnings per common share - basic:

                                                                                         2004            2003
                                                                                     -----------     -----------

Net income before extraordinary gain                                                 $   616,163     $   727,054
     Extraordinary gain - net of income tax expense of $76,271                              --         2,027,675
                                                                                     -----------     -----------
     Net income                                                                          616,163       2,754,729

Weighted average common shares outstanding                                            34,222,456      31,650,664

Per common share basic:
     Income before extraordinary gain                                                $       .02     $       .03
     Income from extraordinary gain                                                         --             .06
                                                                                     -----------     -----------
     Net income                                                                      $       .02     $       .09
                                                                                     ===========     ===========

The following table represents the calculation of earnings per common share - diluted:

                                                                                         2004            2003
                                                                                     -----------     -----------

Net income before extraordinary gain                                                 $   616,163     $   727,054
    Extraordinary gain - net of income tax expense of $76,271                               --         2,027,675
                                                                                     -----------     -----------
     Net income                                                                          616,163       2,754,729

Weighted average common shares outstanding                                            34,222,456      31,650,664
Dilutive effect of outstanding common stock options                                    2,997,085         470,772
Dilutive effect of preferred stock                                                          --         1,500,000
                                                                                     -----------     -----------
Weighted average common and common equivalent shares outstanding
                                                                                      37,219,541      33,621,436
Per common share diluted:
     Income before extraordinary gain                                                $       .02     $       .02
     Income from extraordinary gain                                                         --               .06
                                                                                     -----------     -----------
     Net income                                                                      $       .02     $       .08
                                                                                     ===========     ===========

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE P - PREFERRED STOCK

   The Company issued 1,500,000 shares of preferred stock through a private placement offering in March 2001. On March 25, 2004, 1.5 million preferred shares were converted to 1,541,550 shares of common stock.

NOTE Q - QUARTERLY RESULTS (UNAUDITED)

   The following is a summary of unaudited results of operations for the two years ended December 31, 2004 and 2003:

                                                                   Net income
                                                                     before                   Net income
                                                                  extraordinary   Net income      per
                                       Operating                 item per basic   per basic     diluted
Fiscal Year Ended                        Income         Net        and diluted      common      common
December 31, 2004:        Revenues       (Loss)       Income      common share      share        share
                          --------       ------       ------      ------------      -----        -----

First Quarter            $ 3,870,181   $   9,480   $     5,711       $   --        $   --       $   --
Second Quarter           $ 3,576,094   $ (44,316)  $   384,608       $  .01        $  .01       $  .01
Third Quarter            $ 3,574,211   $  62,394   $   112,939       $   --        $   --       $   --
Fourth Quarter           $ 4,171,275   $  88,704   $   112,905       $   --        $   --       $   --

Fiscal Year Ended
December 31, 2003:

First Quarter            $ 1,773,615   $ 146,535   $   142,598       $   --        $   --       $   --
Second Quarter           $ 1,818,055   $ 121,801   $   117,859       $   --        $   --       $   --
Third Quarter            $ 1,843,754   $  93,470   $    89,407       $   --        $   --       $   --
Fourth Quarter           $ 2,632,606   $ 412,104   $ 2,404,865       $  .01        $   .08      $  .07

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 8A.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report ("Evaluation Date."). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         We are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with
Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for the fiscal year ended December 31, 2006. This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting. We intend to continue to refine and improve our internal controls on an ongoing basis. During this process, we may identify items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

         There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.   OTHER INFORMATION

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

         Pursuant to the terms of their Employment Agreements, our executives are eligible to receive a cash performance bonus based on the achievement of performance goals to be determined annually by the Compensation Committee of the Board of Directors. On February 3, 2005, the Compensation Committee recommended to the Board and the Board approved payment of the following cash bonuses. The discretionary bonuses were in recognition of the executives' direct involvement in our integration of strategic assets acquired from Ignition and TRMS, and for LION's 2004 performance and operating results.

         Randall D. Miles      Chief Executive Officer                  $ 55,000
         David Stedman         Co-President, Sales and Marketing        $ 26,000
         Tim Newberry          Co-President, Operations                 $ 33,000
         Steve Thomson         Chief Financial Officer                  $ 25,000

         On February 3, 2005, we revised our cash compensation arrangements for non-employee members of our board of directors. Under the revised arrangements, each of our non-employee directors will receive $2,000 cash compensation for each board meeting and $500 cash compensation for each committee meeting. Consistent with our current practice, non-employee directors continue to be reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees of the board of directors. No change was made to the stock option-based compensation to which directors are entitled. See below under Item 9, "Compensation of Directors."

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below is information concerning our directors, executive officers and other key employees.

           Name                    Age             Position

    DIRECTORS:
    Randall D. Miles (3)           48        Chairman, Director
    John A. McMillan (2) (3)       73        Director
    Griffith J. Straw (2)          56        Director
    James Russo (1)                58        Director
    David Stedman                  55        Director
    J.C. "Tuck" Marshall (1)       58        Director
    Sam Ringer                     45        Director

    EXECUTIVE OFFICERS:
    Randall D. Miles               48        CEO
    David Stedman                  55        Co-President, Sales and Marketing
    Tim Newberry                   43        Co-President, Operations
    Steve Thomson                  52        CFO, Corporate Secretary, Treasurer


         (1)  Member of the Audit Committee
         (2)  Member of the Compensation Committee
         (3)  Member of Nominating Committee

         Following is a discussion of the business background of each director and executive officer. All directors were elected to a one-year term at the Annual Meeting held June 30, 2004. Directors Randall Miles, CEO, and David Stedman, Co-President, are full-time employees of the Company. The other directors devote only such time as may be necessary to our business and affairs. There are no family relationships among any of the directors or executive officers of the Company.

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

         JOHN A. MCMILLAN has been a director of the Company since January 1999, and served as Chief Executive Officer from October 1999 through August 2002. Mr. McMillan retired as Director of the Board of Directors for Nordstrom, Inc in May 2004. Mr. McMillan has been associated with Nordstrom for 40 years and served as a member of the Office of Chief Executive Officer from 1971 to 1996. Mr. McMillan's business and civic affiliations include sitting on the Board of Directors for the McMillan Family Foundation and Coalition Community Development of Resources and was a former member of the Board of Directors for Vision Youth (Chairman), ZION Preparatory Academy Capitol Campaign (Chairman), Urban Enterprise Council, Bob Walsh Enterprises, Global Partnerships, and Seattle Pacific University.

         GRIFFITH J. STRAW has been a director of the Company since September 2002. Since May 2002, Mr. Straw has served as Regional Vice President of United Guaranty Residential Insurance Company. Mr. Straw has more than 20 years experience in the mortgage banking industry. His previous positions include Director of Business Development at Freddie Mac, McLean, Virginia from October 1994 to March 2002. He served as Senior Vice President, Director of Marketing at Frontline Mortgage from May 1993 to October 1994 and Senior Vice President at National Pacific Mortgage from 1987 to 1992. Mr. Straw received his designation as a CMB (Certified Mortgage Banker) from the Mortgage Bankers Association of America ("MBA") in 2000. He is also a Faculty Fellow for the MBA's School of Mortgage Banking and was designated as a member of the Master Faculty in 2001. In November 1998, MORTGAGE TECHNOLOGY magazine named Mr. Straw as one of the year's top seven mortgage "technologists" in recognition of his role in creating online business opportunities for Freddie Mac.

         JAMES RUSSO was appointed to the Board of Directors of the Company in August 2004. Since 2001, Mr. Russo has served as the Executive Director Finance of Advancis Pharmaceutical Corporation. He has over 25 years of executive financial and operational management experience with US and international based businesses in the pharmaceutical, engineering, environmental consulting and banking industries. Mr. Russo has been CFO of public and privately held companies and is a founding director of Cardinal Financial Corporation since 1997. Mr. Russo also serves as a trustee of TESST College of Technology and is a graduate of the University of Maryland.

         DAVID STEDMAN has been a director since August 2002 and served as Chief Executive Officer of the Company from August 2002 to December 2003, as President of LION from January 2001 to December 2003 and as Co-President since December 2003. Mr. Stedman joined LionInc.com, the former subsidiary of LION, in May 1999 as Vice President of Marketing & Sales. He served as its

COO from January 2000 and as its President from October 2000 until its merger with the Company. Mr. Stedman has over 20 years of marketing experience that includes expertise in market analysis, systems development, strategic and market planning, identity creation, advertising and public relations. From 1989 to 1999 Mr. Stedman was a Vice President/Director of Marketing for Safeco Properties, a real estate development subsidiary of Safeco Insurance. Prior to Safeco Properties, Mr. Stedman held a number of positions with advertising agencies in the Northwest. Along with winning a variety of national and local advertising awards, Mr. Stedman has been a guest speaker for a design class at the University of Washington and has presented to a variety of business organizations. Mr. Stedman serves on the Board of Directors of a non-profit charitable organization.

         J.C. (TUCK) MARSHALL has been a director since July 1999. Mr. Marshall formerly served as President of the National Association of Mortgage Brokers
(NAMB) and is currently the president of J.C. Marshall Financial Services Inc., a licensed brokerage of mortgages, real estate, and insurance in Tinley Park, Illinois. He is a former president of Margo Financial Services LLC, a national provider of wholesale residential mortgages and a division of Argo FSB. He is a former president of the Illinois Association of Mortgage Brokers Education Foundation and a member of the UG/UIG Advisory Board. He was formerly Advisory Association Member for Chase Mortgage. His past accomplishments also include president of the Illinois Association of Mortgage Brokers, NAMB Regional broker of the Year in 1995, NAMB Volunteer of the Year in 1996/1997, NAMB Legislative Chairman in 1998, and the receipt of the NAMB 2002 Distinguished Service Industry Award. As President of NAMB, Mr. Marshall developed contacts at all levels of congress and state governments through his lobbying efforts. He also developed strong working relationships with the leadership of the national and state mortgage broker associations along with the nation's leading mortgage industry companies. Mr. Marshall served as interim President of LionInc.com from March 2000 to October 2000.

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

OFFICERS:

         RANDALL MILES has served as the Chief Executive Officer of the Company since December 2003. See background information above for Mr. Miles under the heading "DIRECTORS".

         DAVID STEDMAN has served as Co-President of LION with responsibility for sales and marketing since December 31, 2003. Mr. Stedman was also Chief Executive Officer of the Company from August 2002 to December 2003 and President from January 2001 to December 2003. See background information above for Mr. Stedman under the heading "DIRECTORS".

         TIM NEWBERRY has served as Co-President of LION with responsibility for operations and product development since December 2003. Mr. Newberry has been developing and managing informational technology for over 20 years and came to LION following 10 years at Ignition Mortgage Technology Solutions, Inc. where he held senior executive positions with oversight of sales, marketing, software development and risk management. Prior to employment with Ignition and its predecessor, Tuttle & Co., Mr. Newberry managed development of healthcare software systems as a Vice President for DeRoyal Industries. Mr. Newberry received a B.A. degree in Mathematics with a minor in Physics and Computer Science from Carson-Newman College in 1983. Mr. Newberry is an active member of the Mortgage Bankers Association of America and has served as a member of its Technology Committee.

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

SIGNIFICANT EMPLOYEES:

         ANTHONY BERRIS has been the President and a director of TRMS since LION's acquisition of TRMS in October 2004 and president of its predecessor company under the same name since May 2001. From 1997 to May 2001, Mr. Berris was with Tuttle & Co. and its successor companies in the capacities of product manager for LockPoint Xtra(R), director for Freddie Mac's Gold Cash Xtra program, and running the trade desk for what eventually became TRMS. Mr. Berris has over 15 years of experience in the mortgage banking industry and received his designation as a CMB (Certified Mortgage Banker) from the Mortgage Bankers Association of America in 2002. Articles written by Mr. Berris have been published in Mortgage Banking Magazine (June 2001) and Secondary Marketing Executive. Mr. Berris holds a B.A. in English Literature from the University of California at Los Angeles and an M.B.A. in Corporate Finance from the University of Southern California.

INFORMATION REGARDING THE BOARD AND ITS COMMITTEES

         The Board of Directors represents the interests of our stockholders as a whole and is responsible for directing the management of the business and affairs of LION. Our board of directors is composed of seven members. Each director currently serves until the next annual meeting of stockholders or until his successor is duly elected and qualified. Our bylaws provide that the authorized number of directors will be between three and nine, with the exact number to be determined by a majority of our board of directors or stockholders.

COMMITTEES OF THE BOARD OF DIRECTORS

         The standing committees of the Board of Directors of the Company are the Audit Committee, Compensation Committee and Nominating Committee. Our board of directors may establish other committees to facilitate the management of our business. Below is a description of each committee of the Board of Directors.

         AUDIT COMMITTEE. The Audit Committee assists our Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit Committee's role includes discussing with management the Company's processes to manage business and financial risk, and for compliance with applicable legal and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent auditor engaged to prepare or issue audit reports on our financial statements. The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities. The specific responsibilities in carrying out the Audit Committee's oversight role are set forth in the LION Audit Committee Charter. The Audit Committee Charter is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents.

         The Audit Committee consists of Messrs. Russo and Marshall. Both members of the Audit Committee are "independent" as defined by Rule 4200(a)(15) of the NASD's listing standards. Our Board believes each Audit Committee member has sufficient experience and knowledge in financial and auditing matters to effectively serve and carry out the duties and responsibilities of the Committee. In addition, the Board has determined that Mr. Russo is an "audit committee financial expert," as that term is defined by Securities and Exchange Commission rules, which is basically limited to those who have prepared, audited, or directly supervised the audit of comparable public company financial statements.

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

         NOMINATING COMMITTEE. The Nominating Committee is responsible for identifying and recommending to the Board of Directors qualified nominees to become board members and considers shareholder recommendations for nominees to fill Board positions if such recommendations are received. The Nominating Committee also recommends to the Board of Directors regarding the size and composition of the Board as well as carrying out the duties set forth in the LION Nominating Committee Charter. The Nominating Committee consists of Messrs. Miles and McMillan. Only Mr. McMillan is considered independent as defined by Rule 4200(a)(15) of the NASD's listing standards.

COMPENSATION OF DIRECTORS

         During 2004, non-employee directors received $1,000 cash compensation for each face-to-face board meeting and no compensation for committee meetings. Beginning February 2005, non-employee directors will receive a $2,000 cash compensation for each board meeting and $500 cash compensation for each committee meeting. Prior to 2004, no cash compensation was provided to directors serving on the board. Non-employee directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees of the board of directors. Employee directors are eligible to receive option grants and direct stock issuances under our 1998 Stock Option Plan. Non-employee directors receive as an initial retainer options to purchase 50,000 shares of common stock, exercisable at not less than the fair market value of the Company's common stock on the day of grant. Thereafter, non-employee directors receive automatic option grants each year to purchase 50,000 shares of common stock upon their reelection at the annual meeting of shareholders. Non-employee chairs of the audit and compensation committees will receive an automatic option grant each year to purchase an additional 25,000 shares of common stock. During 2003, Mr. Miles and an affiliated company were paid a total of $280,000 in fees in connection with the Company's purchase of assets of Ignition Mortgage Technology Solutions, Inc. See "Certain Relationships and Related Transactions."

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our executive officers, including financial officers and other finance organization employees. The Code of Ethics is publicly available on our website at www.lioncorp.net/lioncorp/information. Our Board did not grant any waivers of any ethics policies in fiscal 2004 to our directors or executive officers. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. The charters of the Audit Committee and Nominating Committee are also available at the same website address.

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

ITEM 10.   EXECUTIVE COMPENSATION

         The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2004, 2003 and 2002 by our Chief Executive Officer and the other most highly compensated executive officers serving during the year ended December 31, 2004.

                           Summary Compensation Table*
                           ---------------------------
                                                                            Long-Term
                               Annual Compensation                         Compensation
                               -------------------                         ------------
                                                                            Securities
                                                                            Underlying
                                                                             Options/
Name and Principal Position          Year       Salary        Bonus          Warrants
---------------------------          ----       ------        -----        ------------

Randall D. Miles, CEO (1)            2004     $ 200,000     $  55,000              --
                                     2003     $  12,200           --         1,000,000

David Stedman,                       2004     $ 157,400     $ 101,000              --
  Co-President, Sales and            2003     $ 130,200(2)        --           300,000
     Marketing                       2002     $ 125,900(2)        --               --

Tim Newberry,                        2004     $ 200,000     $   33,000             --
  Co-President, Operations           2003     $  12,200            --        1,000,000

Steve Thomson, CFO                   2004     $ 145,400     $   75,000             --
                                     2003     $ 113,400(3)         --              --
                                     2002     $ 111,200(3)         --              --

-----------------------

(*) Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted.

(1)  Mr. Miles has served as CEO since December 8, 2003.

(2) During 2003, includes 143,000 shares of common stock totaling $10,200 issued in lieu of cash compensation at fair market value with prices ranging from $.055 to $.128. During 2002, includes 276,500 shares of common stock totaling $19,800 issued in lieu of cash compensation at fair market value with prices ranging from $.06 to $.08 per share.

(3) During 2003, includes 133,000 shares of common stock totaling $9,400 issued in lieu of cash compensation at fair market value with prices ranging from $.055 to $.128. During 2002, includes 248,500 shares of common stock totaling $18,600 issued in lieu of cash compensation at fair market value with prices ranging from $.06 to $.08 per share.

OPTION GRANTS LAST FISCAL YEAR.

         During the year ended December 31, 2004, we granted employees 993,751 options to purchase shares of our common stock. No options were granted to our executive officers. The options have terms ranging from four to ten years but are subject to earlier forfeiture or cancellation in connection with termination of employment or upon the optionee's death or disability. The 4-year options totaling 315,001 shares with quarterly vesting periods ranging from four to five quarters. The 10-year options totaling 678,750 shares vest at 6 1/4 % each quarter over sixteen quarters.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE.

         The following table provides information with respect to stock options exercised by our named executive officers during the fiscal year ended December 31, 2004 and unexercised options held as of December 31, 2004. No stock appreciation rights were exercised during 2004 or were outstanding at December 31, 2004.

                                                                                            Value of Unexercised
                                  Shares              Number of Securities Underlying             In-the-Money
                                 Acquired               Unexercised Options/Warrants           Options/Warrants
                                    on       Value         at Fiscal Year-End (#)           at Fiscal Year-End ($)
                                 Exercise  Realized   -------------------------------   --------------------------------
        Name                       (#)        ($)        Exercisable    Unexercisable      Exercisable    Unexercisable
        ----                       ---        ---        -----------    -------------      -----------    -------------

Randall Miles, CEO
    Options                          --         --         360,117         708,333          $ 104,911       $ 191,250

David Stedman, Co-President,
  Sales & Marketing
    Options                       32,509    $ 6,502        894,500          75,000          $ 163,375       $  19,500

Tim Newberry, Co-President,
  Operations
    Options                          --         --         291,667         708,333          $  78,750       $ 191,250

Steve Thomson, CFO
    Options                       50,000    $10,000        555,000             --           $  76,250            --

EMPLOYMENT AGREEMENTS

         In December 2003, the Company entered into a three-year employment agreement with Randall D. Miles, its CEO. The employment agreement provides for an initial annual salary of $200,000 and may include a bonus. In the event employment is terminated by the Company without cause, Mr. Miles will be entitled to a severance payment of 50% of his annual compensation. Mr. Miles is also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

         In December 2003, the Company entered into a three-year employment agreement with Timothy F. Newberry, its Co-President of Operations. The employment agreement provides for an initial annual salary of $200,000 and may include a bonus. In the event employment is terminated by the Company without cause, Mr. Newberry will be entitled to a severance payment of 50% of his annual compensation. Mr. Newberry is also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

         In June 2004, the Company entered into new employment agreements with Dave Stedman, its Co-President of Sales and Marketing, and Steve Thomson, its CFO. The employment agreements for Mr. Stedman and Mr. Thomson provided for initial annual salaries of $150,000 and $135,000, respectively. Each agreement has a term of three years and provides that the compensation will include a base and may include a bonus. In the event that employment is terminated by the Company without cause, they will be entitled to a severance payment of 50% of their annual compensation. They are also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of December 31, 2004 of the Company's common stock by (a) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director of the Company, (c) each of the executive officers named in the Summary Compensation Table on this Form 10 - KSB, and (d) all directors and executive officers of the Company as a group.


                                                 Shares (2)       Percent (3)
Name and Address (1)                           Beneficially        of Voting
Of Beneficial Owner                                Owned           of Shares
-------------------                                -----           ---------

DIRECTORS AND EXECUTIVE OFFICERS:

John A. McMillan                                1,849,882 (4)         4.93%
J.C. (Tuck) Marshall                              567,249 (5)         1.50%
Sam Ringer                                      1,873,920             5.01%
David Stedman                                   1,394,500 (6)         3.64%
Steve Thomson                                   1,351,500 (7)         3.56%
Randall D. Miles                                  385,117 (8)         1.02%
Griffith J. Straw                                 123,200 (9)          *
Tim Newberry                                      328,767 (10)         *
James Russo                                        99,376 (11)         *

All directors and executive officers as a       9,328,700            23.25%
group (10 persons)


* Less than one percent.

(1) Except as noted below, the business address of the directors and executive officers is 4700-42nd Avenue SW, Suite 430, Seattle, WA 98116.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of December 31, 2004 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Percentage of beneficial ownership is based upon 37,431,537 voting shares of common stock outstanding as of December 31, 2004.

(4) Includes 67,249 underlying shares of vested stock options.

(5) Includes 337,249 underlying shares of vested stock options.

(6) Includes 894,500 underlying shares of vested stock options.

(7) Includes 555,000 underlying shares of vested stock options.

(8) Includes 360,117 underlying shares of vested stock options.

(9) Includes 123,200 underlying shares of vested stock options.

(10) Includes 291,667 underlying shares of vested stock options.

(11) Includes 59,376 underlying shares of vested stock options.

EQUITY COMPENSATION PLAN INFORMATION.

         The following table gives information about equity awards under the Company's 1998 Plan and the individual equity arrangements as of December 31, 2004.

                                                     (a)                      (b)                      (c)
                                                                                                    Number of
                                                                                                    securities
                                                                                                  available for
                                                  Number of                                      future issuance
                                              securities to be                                     under equity
                                                 issued upon            Weighted-average        compensation plans
                                                 exercise of           exercise price of            [excluding
                                                 outstanding              outstanding               securities
                                              options, warrants        options, warrants       reflected in column
              Plan category                       and rights               and rights                  (a)]
------------------------------------------   ---------------------    ---------------------    ---------------------
Equity compensation plans approved by
security holders (1)                               6,596,359                  $.30                   1,551,308

Equity compensation plans not approved
by security holders                                     --                     --                         --
                                             ---------------------    ---------------------    ---------------------

Total                                              6,596,359                  $.30                   1,551,308
                                             =====================    =====================    =====================


(1) The Company maintains the 1998 Stock Option Plan pursuant to which it may grant options to eligible persons.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Randall Miles has served as a director of the Company since October 2002. Effective December 8, 2003, Mr. Miles became Chairman and CEO of the Company. In October 2003, Mr. Miles was paid a non-refundable cash retainer in the amount of $30,000 to provide financial advisory services related to the potential purchase of assets of Ignition Mortgage Technology Solutions, Inc. The agreement provided for a success fee in the amount of $250,000 if the transaction were consummated. On December 8, 2003, the Company acquired the assets of Ignition Mortgage Technology Solutions, Inc., and the success fee of $250,000 was paid to SCM Capital Group LLC, an entity owned by Mr. Miles.

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         Exhibits are incorporated as part of this Annual Report by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-B):

2.1 Agreement of Merger, dated October 12, 2004, by and among LION, Inc., LION Acq. LLC, Tuttle Risk Management Services Inc., Anthony Berris (individually and as the Stockholders' Representative), and Sern Clementson, incorporated by reference to the same exhibit number to the Company's Form 8-K dated October 18, 2004.

3.3 Articles of Incorporation of LION, Inc., incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement dated October 20, 2000.

3.4 By laws of LION, Inc., a Washington corporation, incorporated by reference to Exhibit C to the Company's Definitive Proxy Statement dated October 20, 2000.

4.1 Form of 8% Promissory Note due October 2007, issuable by LION, Inc., incorporated by reference to the same exhibit number to the Company's Form 8-K dated October 18, 2004.

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

10.9     Employment Agreement - S. Thomson

10.10    Employment Agreement - D. Stedman

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

10.14 Employment Agreement - Randall D. Miles, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2003.

10.15 Employment Agreement - Timothy F. Newberry, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2003.

10.16 Put Agreement, dated October 12, 2004, between LION, Inc. and certain stockholders of Tuttle Risk Management Services Inc., incorporated by reference as Exhibit 10.1 to the Company's Form 8-K October 18, 2004.

10.17 Secured Notes Agreement, dated October 13, 2004, between Tuttle Risk Management Services Inc., the stockholders of Tuttle Risk Management Services Inc., LION, Inc., and Anthony Berris, as Stockholders' Representative, incorporated by reference as Exhibit 10.2 to the Company's Form 8-K dated October 18, 2004.

10.18 Unconditional Guaranty, dated October 13, 2004, by LION, Inc., incorporated by reference as Exhibit 10.3 to the Company's Form 8-K dated October 18, 2004.

10.19 LION, Inc. Employment and Non-Competition Agreement, dated October 13, 2004, between LION, Inc., and Anthony Berris, incorporated by reference as Exhibit 10.4 to the Company's Form 8-K dated October 18, 2004.

14.1 Code of Ethics for CEO and Senior Financial Officers, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2003.

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to Grant Thornton (audit and non-audit)

         The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of our annual financial statements for the years ended December 31, 2004 and 2003, and the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2004 and 2003, and fees billed for other services rendered by Grant Thornton LLP during those periods.

                        Fee Category                                 2004                2003
----------------------------------------------------------      ---------------     ----------------

 Audit Fees                                                     $      80,260       $      54,390
 Tax Fees                                                              42,782              26,181
 All Other Fees                                                       162,171              94,500
                                                                ---------------     ----------------

                                                                $     285,213       $     175,071
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

ALL OTHER FEES. Fees in 2004 relate to the acquisition of the assets of Ignition Mortgage Technology Solutions, Inc. totaling $53,291 and the acquisition of TRMS totaling $108,880. Fees in 2003 relate to the acquisition of assets of Ignition Mortgage Technology Solutions, Inc. and review of our Form S-8 registration statement. All other fees may also include fees for services which would not impair the independence of the auditor which support our evaluation of the effectiveness of our internal controls and enhance the auditor's understanding of our system and controls not included in Audit Fees.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on March 31, 2005.

                                   LION, Inc.
                                   ----------
                                  (Registrant)

                            By: /s/ Randall D. Miles
                            --- --------------------
                                Randall D. Miles
                                CEO

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                          Title                     Date
          ---------                          -----                     ----
   /s/ Randall D. Miles         Chairman of the Board and CEO     March 31, 2005
   /s/ John A. McMillan         Director                          March 31, 2005
   /s/ David Stedman            Director and Co-President         March 31, 2005
   /s/ J.C. (Tuck) Marshall     Director                          March 31, 2005
   /s/ Griffith J. Straw        Director                          March 31, 2005
   /s/ Sam Ringer               Director                          March 31, 2005
   /s/ James Russo              Director                          March 31, 2005
   /s/ Steve Thomson            CFO and Principal Accounting      March 31, 2005
                                   Officer

                                  EXHIBIT INDEX

2.1 Agreement of Merger, dated October 12, 2004, by and among LION, Inc., LION Acq. LLC, Tuttle Risk Management Services Inc., Anthony Berris (individually and as the Stockholders' Representative), and Sern Clementson, incorporated by reference to the same exhibit number to the Company's Form 8-K dated October 18, 2004.

3.3 Articles of Incorporation of LION, Inc., incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement dated October 20, 2000.

3.4 By laws of LION, Inc., a Washington corporation, incorporated by reference to Exhibit C to the Company's Definitive Proxy Statement dated October 20, 2000.

4.1 Form of 8% Promissory Note due October 2007, issuable by LION, Inc., incorporated by reference to the same exhibit number to the Company's Form 8-K dated October 18, 2004.

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

10.9     Employment Agreement - S. Thomson

10.10    Employment Agreement - D. Stedman

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

10.14 Employment Agreement - Randall D. Miles, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2003.

10.15 Employment Agreement - Timothy F. Newberry, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2003.

10.16 Put Agreement, dated October 12, 2004, between LION, Inc. and certain stockholders of Tuttle Risk Management Services Inc., incorporated by reference as Exhibit 10.1 to the Company's Form 8-K October 18, 2004.

10.17 Secured Notes Agreement, dated October 13, 2004, between Tuttle Risk Management Services Inc., the stockholders of Tuttle Risk Management Services Inc., LION, Inc., and Anthony Berris, as Stockholders' Representative, incorporated by reference as Exhibit 10.2 to the Company's Form 8-K dated October 18, 2004.

10.18 Unconditional Guaranty, dated October 13, 2004, by LION, Inc., incorporated by reference as Exhibit 10.3 to the Company's Form 8-K dated October 18, 2004.

10.19 LION, Inc. Employment and Non-Competition Agreement, dated October 13, 2004, between LION, Inc., and Anthony Berris, incorporated by reference as Exhibit 10.4 to the Company's Form 8-K dated October 18, 2004.

14.1 Code of Ethics for CEO and Senior Financial Officers, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2003.

23.1     Consent of Grant Thornton LLP.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.