Form 10QSB
period 2005-03-31
LION INC/WA
filed 2005-05-16
CIK 941179

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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


         As of May 10, 2005, approximately 37,739,662 shares of the Company's common stock were outstanding.

                                   LION, Inc.
                                  Form 10 - QSB
                      For the Quarter Ended March 31, 2005

                                                                                                       PAGE
                                                      INDEX                                           NUMBER
PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004                         3

               Statements of Operations for the three months ended March 31, 2005 and 2004
               (unaudited)                                                                                4

               Statements of Cash Flows for the three months ended March 31, 2005 and 2004
               (unaudited)                                                                                5

               Notes to Financial Statements                                                              6

Item 2         Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                11

Item 3         Controls and Procedures                                                                   21

PART II        OTHER INFORMATION

Item 5         Other Information                                                                         22

Item 6         Exhibits                                                                                  22

               Signatures                                                                                22

                            PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            LION, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                                         March 31,
                                                                                           2005             December 31,
                                                                                        (Unaudited)             2004
                                                                                     ----------------    -----------------
CURRENT ASSETS
    Cash and cash equivalents                                                            $ 4,218,695         $ 4,518,300
    Accounts receivable, less allowance for doubtful accounts of $47,000 and
       $58,000 in 2005 and 2004, respectively                                              1,882,947           1,841,840
    Deferred taxes                                                                           150,000             150,000
    Prepaid expenses and other                                                               356,470             436,888
                                                                                         -----------         -----------

         Total current assets                                                              6,608,112           6,947,028

PROPERTY AND EQUIPMENT - net                                                                 881,608             931,079

OTHER ASSETS
    Goodwill - net                                                                         2,590,130           2,590,130
    Other assets                                                                             324,408              76,980
                                                                                         -----------         -----------

                                                                                         $10,404,258         $10,545,217
                                                                                         ===========         ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                     $   361,126         $   294,235
    Accrued liabilities                                                                    1,149,037           1,334,659
    Current maturities of long-term obligations                                               57,755             255,621
    Deferred revenue                                                                       1,272,760           1,050,128
                                                                                         -----------         -----------

         Total current liabilities                                                         2,840,678           2,934,643

LONG-TERM OBLIGATIONS, less current maturities                                               985,072             995,305

COMMITMENTS AND CONTINGENCIES                                                                     --                  --

STOCKHOLDERS' EQUITY
    Common stock - authorized, 50,000,000 shares of $.001 par value                           37,667              37,431
    Additional contributed capital                                                        13,841,985          13,730,121
    Accumulated deficit                                                                   (7,301,144)         (7,152,283)
                                                                                         -----------         -----------
                                                                                           6,578,508           6,615,269
                                                                                         -----------         -----------

                                                                                         $10,404,258         $10,545,217
                                                                                         ===========         ===========



The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three months ended March 31,
                                                                                     -------------------------------------
                                                                                           2005                2004
                                                                                     -----------------    ----------------
Revenues                                                                                 $ 4,040,916         $ 3,870,181

Expenses
    Direct costs                                                                           1,689,571           1,464,350
    Selling and marketing                                                                    643,792             496,579
    General and administrative                                                             1,052,292           1,165,150
    Research and development                                                                 661,846             600,250
    Depreciation and amortization                                                            130,191             134,372
                                                                                         -----------         -----------
                                                                                           4,177,692           3,860,701
                                                                                         -----------         -----------

         Operating (loss) income                                                            (136,776)              9,480

Other income (expense)
    Interest expense
                                                                                             (23,138)             (5,523)
    Interest income                                                                           14,253               2,263
                                                                                                                   2,263

         Net (loss) income before tax                                                       (145,661)              6,220

    Income tax expense
                                                                                               3,200                 509
                                                                                         -----------         -----------

         NET (LOSS) INCOME                                                               $  (148,861)        $     5,711
                                                                                         ===========         ===========

Net (loss) income per common share, basic and diluted                                    $        --         $        --
                                                                                         ===========         ===========








The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three months ended March 31,
                                                                                      -------------------------------------
                                                                                             2005                 2004
                                                                                      ----------------     ----------------
Cash flows from operating activities
    Net (loss) income                                                                    $  (148,861)        $     5,711
    Adjustments to reconcile net (loss) income to net cash provided by operating activities
           Depreciation and amortization                                                     130,191             134,372
           Stock options issued to employees and contractors                                  65,131             121,798
           Changes in assets and liabilities
              Accounts receivable                                                            (41,107)            261,385
              Other receivables                                                                   --             148,068
              Prepaid expenses and other                                                      80,418              96,636
              Accounts payable                                                                66,891             161,731
              Accrued liabilities                                                           (185,622)           (264,335)
              Deferred revenue                                                               222,632             (60,820)
              Other assets                                                                    32,572                  --
                                                                                         -----------         -----------

                  Net cash provided by operating activities                                  222,245             604,546

Cash flows from investing activities
    Capitalized software development costs                                                   (11,746)            (86,973)
    Purchase of property and equipment                                                       (68,974)            (49,208)
                                                                                         -----------         -----------

                  Net cash used in investing activities                                      (80,720)           (136,181)

Cash flows from financing activities
    Restricted cash for letter of credit                                                    (280,000)                 --
    Payments on notes payable and long-term obligations                                     (208,099)            (20,146)
    Proceeds from issuance of common stock and exercise
        of stock options and warrants                                                         46,969             141,096
                                                                                         -----------         -----------

                  Net cash (used in) provided by financing activities                       (441,130)            120,950
                                                                                         -----------         -----------

Net (decrease) increase in cash and cash equivalents                                        (299,605)            589,315

Cash and cash equivalents at beginning of period                                           4,518,300           2,883,314
                                                                                         -----------         -----------

Cash and cash equivalents at end of period                                               $ 4,218,695         $ 3,472,629
                                                                                         ===========         ===========












The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A.   ORGANIZATION AND DESCRIPTION OF BUSINESS

         LION, Inc. (the "Company" or "LION"), a Washington corporation, is a technology and service provider of advanced business solutions that streamline the mortgage loan fulfillment process in the mortgage industry. From leads to loans to capital markets, LION offers consistent, seamless business solutions to consumers, brokers, realtors, originators and lenders. LION provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communication tools. Through its subsidiary, Tuttle Risk Management Services LLC, LION provides hands on mortgage pipeline risk management for financial institutions that originate and then sell loans into the secondary market.

NOTE B.   FINANCIAL STATEMENTS

         The unaudited financial statements and related notes are presented in accordance with the instructions for interim financial statements in Rule 310(b) of Regulation S-B, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10 - KSB of LION, Inc. and notes thereto, for its fiscal year ended December 31, 2004.

NOTE C.   SIGNIFICANT ACCOUNTING POLICIES

1.       Principles of Consolidation
         ---------------------------

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

                            LION, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C.   SIGNIFICANT ACCOUNTING POLICIES - Continued

3.       Revenue Recognition - Continued
         -------------------------------

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

4.       Accounts Receivable
         -------------------

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

                            LION, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.   SIGNIFICANT ACCOUNTING POLICIES - Continued

6.       Capitalized Software Development Costs
         --------------------------------------

         The Company accounts for internally developed software costs in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. These costs are included in computer software in property and equipment and are amortized over a period of three years.

7.       Goodwill
         --------

         Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which became effective beginning in 2002, provides that goodwill should not be amortized, but should rather be reviewed at least annually to assess recoverability. Impairment is recognized in operating results if the fair value of goodwill is less than the carrying value of the goodwill.

8.       Use of Estimates
         ----------------

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

9.       Income (Loss) Per Common Share
         ------------------------------

         Basic income (loss) per share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. Common stock equivalents include options to purchase common stock. The weighted average number of common shares outstanding were 37,508,044 and 31,948,207 for the three months ended March 31, 2005 and 2004, respectively.

         Options to purchase 7,619,659 shares of common stock were included in the computation of diluted earnings per share at March 31, 2004, however, options to purchase 5,747,609 shares of common stock at March 31, 2005 were anti-dilutive, and therefore, diluted loss per share is equal to basic loss per share.

10.      Advertising Costs
         -----------------

         Advertising costs are expensed as incurred.

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

                            LION, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.   SIGNIFICANT ACCOUNTING POLICIES - Continued

12.      Income Taxes
         -------------

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

14.      Stock Options
         --------------

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

                                                                       Three months ended March 31,
                                                                      ------------------------------
                                                                            2005            2004
                                                                      --------------   -------------

          Net (loss) income, as reported                                  $(148,861)     $   5,711
           Add: Stock-based employee compensation expense
              included in reported net income                                65,131        121,798
          Deduct: Total stock-based employee compensation
              expense determined under fair value based method
              for all awards*                                               (68,142)      (171,465)
                                                                          ---------      ---------
          Pro forma net (loss) income                                     $(151,872)     $ (43,956)
                                                                          =========      =========
          Income (loss) per share:

              Basic and diluted - as reported                             $      --      $      --

              Basic and diluted - pro forma                               $      --      $      --

* ALL AWARDS refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - awards for which the fair value was required to be measured under Statement 123.

                            LION, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C.   SIGNIFICANT ACCOUNTING POLICIES - Continued

15.      Fair Value of Financial Instruments
         -----------------------------------

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

16.      Recently Issued Accounting Pronouncements
         -----------------------------------------

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


NOTE D.   RESTRICTED CASH FOR LETTER OF CREDIT

         At March 31, 2005, the Company has $280,000 of restricted cash which is classified as a noncurrent asset. The restricted cash serves as collateral for an irrevocable letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to the lease for its San Rafael, California office space. The cash is held in custody by the issuing bank, is restricted as to its withdrawal or use, and is currently invested in money market funds. After eighteen months, the letter of credit may be decreased to $180,000. After thirty six months, the letter of credit may be cancelled and replaced by a security deposit equal to the then current monthly rent.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         We have initiated a business realignment of our products and services to effectively support our Leads to Loans to Capital Markets strategy. We are now more focused on executing our strategy in each of these areas, structuring products and services specifically aimed at opportunities in each market segment. This realignment represents the culmination of our efforts over the last year to integrate the Ignition and Tuttle acquisitions, allowing us to offer a comprehensive suite of bundled LION-branded products and services.

         To support our realignment and to begin to heighten customer awareness, we launched a marketing campaign and corporate re-branding initiative. These are important steps in weaving together the transformation of our Leads, Loans and Capital Markets business units into a unified company capable of delivering value to our customers and shareholders that is greater than the sum its parts. Our goal is to widen our sphere of influence, articulate our competitive advantage and increase our visibility in the mortgage industry and with investors. We plan to continue our branding and product marketing efforts in the second quarter with an expectation that our efforts will drive revenue in the second half of the year and beyond.

         The LION, Inc. name has long been associated with a mortgage broker centric company that delivered mortgage leads, subscription to a powerful loan program and information database, and custom websites for corporate customers. As a result of our expansion, LION is today a company that offers a comprehensive array of mortgage related solutions to a broad client base comprised of brokers, realtors, originators and lenders. While wanting to honor the legacy of our past, we wanted our name to reflect an expansion of the opportunities available to the Company through our ability to offer enterprise solutions to our large group of lender customers, as well as the advisory and professional risk management services offered through our Tuttle Risk Management Services subsidiary. While we have no plans presently to alter the name of the LION, Inc. corporate entity, we will increasingly refer to ourselves as LIONMTS or LION Mortgage Technology Solutions, a reference we believe to be more reflective of our focus on financial technology and solutions for the mortgage fulfillment space.

         Revenue in first quarter 2005 was $4.0 million, up 4.4% from first quarter of 2004 and lower by 3.1% compared to fourth quarter 2004. The first quarter typically represents our seasonal low for the year. LION's business is primarily driven by purchase money mortgages, or those mortgages originated as the result of home buying activity. Typically home buying activity is strongest from April through November. In recent years, the refinance boom masked the seasonality component of our business, but with diminished refinancing activity due to a rise in interest rates, we expect a return to seasonal patterns. While we anticipate revenue for the second quarter to be similar to the quarter just ended, we expect renewed revenue growth in the last half of 2005 due to our continued efforts to enhance the bundling of our technology and services along with the execution of our branding and marketing initiatives.

         We reported a net loss of $149,000 for the quarter compared to net income of $6,000 for first quarter 2004 and $113,000 for fourth quarter 2004. The net loss was primarily attributable to lower quarter over quarter revenue, higher planned expenses associated with our sales and marketing initiatives, and expected legal and accounting expenses relating to audits and regulatory compliance activities mandated by Sarbanes-Oxley. Similar to 2004, we expect the last half of the year to be much stronger than the first half due to the realignment of our business segments, momentum from our marketing initiatives, a decrease in the regulatory compliance activities related to Sarbanes-Oxley, and continued reduction in other core expenses due to further planned consolidation and integration of the Company's operations.

         We concluded the quarter with $4.5 million in cash inclusive of $280,000 in restricted funds classified as a noncurrent asset supporting a letter of credit associated with the lease of new space consolidating our California based operations. We should be in the new space by the end of second quarter or very early in the third quarter. Cash, including the restricted cash of $280,000, was roughly equal to the $4.5 million reported at year end 2004. During the first quarter, the Company elected to retire the remaining $193,000 balance of the short term notes assumed in connection with the October 2004 acquisition of Tuttle Risk Management Services. At this time, we have no intention of retiring early the 3-year notes also related to the acquisition totaling $972,000. Our cash flow for second quarter should be similar to first quarter and is expected to increase during the last half of 2005.

BACKGROUND ON PRODUCTS AND SERVICES

         As mentioned above, we have reorganized into three business units focused on Leads, Loans and Capital Markets. The Leads business unit is comprised of Mortgage 101.

         MORTGAGE 101 is an interactive service provided through LION's www.mortgage101.com consumer portal which connects potential mortgage applicants with a network of mortgage lenders who offer mortgage programs, rates and services. Mortgage 101 also provides education to home buyers and owners through informative articles, interactive calculators and real-time rate comparison technology. This product is one of the leading sources of leads for real estate financing by mortgage originators and is a preferred platform for them to market to their customers. Mortgage 101 consistently places from number 1 to number 3 in search engine placement for the keyword "mortgage." Through the Mortgage 101 brand, LION has grown its co-branded real estate sites to approximately 52,000 which consist of realtors, real estate offices, relocation sites, associations, and city portals. Traffic from these branded and co-branded sites along with search engine activity has averaged between 600,000 and 700,000 unique visitors each month during first quarter 2005 to this consumer portal. This compliments the consumer traffic received by our customers through the Mortgage 101 domain associated with the websites provided to them. Revenues are generated from mortgage brokers or originators who participate in the pay-per-lead program or advertise through the Mortgage 101 site.

         The Loans business unit is comprised of LION Pro, Retail Websites, LockPoint Xtra(R), and the Precision productivity marketing suite, which combines the best features of all three products plus Pipeline Tools for midsized mortgage originators.

         LION PRO, used by approximately 7,600 mortgage brokers nationwide, consists of LION Loan Search, LoanLink (subprime loan exchange platform), News Now (high-value market data) and Ratesheets on Demand (aggregated mortgage ratesheets). It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily for 77 regions nationwide comprised of 96 participating lenders. Revenues from the LION Pro product line are generated from mortgage brokers and originators subscribing to the service, origination teams private-labeling this service for their own companies, and from participating lenders.

         RETAIL WEB SITES are offered to mortgage companies and individual originators to help educate consumers about mortgages, market their services to borrowers, generate more business, efficiently connect with service providers and better serve their borrowers. This product is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations. Both template and custom design solutions deliver a combination of standard and custom content to approximately 2,800 web sites and over 5,700 user accounts. Revenues are generated from web site set up and monthly hosting fees along with fees for related functionality tools.

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

DETAILED RESULTS OF OPERATIONS

REVENUES

                                                               For Three Months Ended
                                     -------------------------------------------------------------------------------
                                          March 31, 2005            December 31, 2004            March 31, 2004
                                     ---------------------       ---------------------      ------------------------
          LEADS
          ------
          Mortgage 101               $  455,808         11%      $  413,298         10%      $  547,766         14%

          LOANS
          -----
          Lion Pro                      751,321         19%         799,455         19%         769,179         20%
          Retail web sites              657,119         16%         642,563         15%         598,744         15%

          LockPoint Xtra                351,460          9%         403,148         10%         764,177         20%
                                     ----------        ---       ----------        ---       ----------        ---
                                      1,759,900         44%       1,845,166         44%       2,132,100         55%
          CAPITAL MARKETS
          ---------------
          Pipeline Tools                273,897          7%         434,110         10%       1,190,315         31%

          Risk Management Services    1,551,311         38%       1,478,701         36%              --         --
                                     ----------        ---       ----------        ---       ----------        ---
                                      1,825,208         45%       1,912,811         46%       1,190,315         31%


          Total revenues             $4,040,916        100%      $4,171,275        100%      $3,870,181        100%
                                     ==========        ===       ==========        ===       ==========        ===

         As summarized above, we have reorganized our product groupings to more closely align our business objectives by product with the customers we serve. These business units are Leads, Loans, and Capital Markets.

LEADS

         Mortgage 101 revenues, which are comprised of LION's subscription and pay-per-lead based lead programs along with broker ad banner programs, increased quarter over quarter and were down compared to a year ago. This is reflective of improving mortgage origination trends compared to the fourth quarter but also of the reduction in the refinance business from a year ago. LION continues to refine its pay-per-lead model and business processes as volumes change and competition for leads increases. Our Leads business unit accounted for 11% of our quarterly revenues compared to 14% during the same quarter a year ago.

LOANS

         LION Pro revenues are comprised of LION Pro Corporate, LION Pro Individual, and lenders who participate in the underlying database. LION Pro revenues were slightly lower than the same quarter in the prior year due primarily to lower monthly fees for LION Pro Individual and set up fees for LION Pro Corporate. This was due to reductions and consolidation in the mortgage broker industry associated with lower refinancing business and origination volumes. There are now 101 LION Pro Corporate accounts, down from 105 accounts at the end of 2004. We anticipate growth throughout the remainder of 2005 but more so in the latter half primarily from the LION Pro Corporate product.

         Retail Web Site revenues increased modestly over fourth quarter 2004 and 10% over the same quarter in the prior year. This product continues to be a strong performer for the Company. We recently announced a significant product upgrade, adding features and capabilities designed to broaden our market penetration and deliver additional product functionality.

         LockPoint Xtra(R) which includes the Precision MTS bundled product decreased compared to fourth quarter 2004 and the same quarter in the prior year. Revenues are primarily transaction based and are dependent on a limited number of significant customers. The decline is mostly due to the combination of an expected loss from legacy customers and lower locked loan volumes. The technology underlying the LockPoint Xtra(R) product line is being adapted to support other LION products including the Precision MTS bundled product. We have retargeted our sales efforts to focus on Precision MTS and have added 6 new Precision MTS customers with more in the sales and contract negotiation pipeline. We anticipate the revenue from the Precision MTS bundled product to contribute to revenue modestly throughout 2005 and more so in 2006.

         Together, our Loans business unit offerings accounted for 44% of our quarterly revenues compared to 55% during the same quarter a year ago.

CAPITAL MARKETS

         The Capital Markets business unit is comprised of Pipeline Tools and Tuttle Risk Management Services' hedged advisory services. Revenue from Pipeline Tools declined in the first quarter due primarily to a combination of an expected loss of legacy customers and lower seasonal loan volumes. Revenue from Tuttle Risk Management Services increased by 4.9% compared to fourth quarter 2004 and will continue to make advances as evidenced by the signing of six new customers in the first quarter. While we expect to increase the number of customers through the year, lower mortgage origination generally will result in some customer attrition as smaller lenders are challenged to maintain their existing origination and secondary market delivery strategies.

         The decline in Pipeline Tools revenue was offset by revenue from Tuttle Risk Management Services which we did not have during the first quarter of 2004. Together, our Capital Markets unit accounted for 45% of our quarterly revenues compared to 31% during the same quarter a year ago.

OPERATING EXPENSES

                                                                  For Three Months Ended
                                     --------------------------------------------------------------------------------
                                         March 31, 2005             December 31, 2004            March 31, 2004
                                     ------------------------   ------------------------   --------------------------
                                                     % of Rev                  % of Rev                    % of Rev
                                                     --------                  --------                    ---------
     Direct costs                    $1,689,571        42%      $1,705,590        41%      $1,464,350          38%
     Selling and marketing              643,792        16%         501,253        12%         496,579          13%
     General and administrative       1,052,292        26%       1,139,978        27%       1,165,150          30%
     Research and development           661,846        16%         591,712        14%         600,250          16%
     Depreciation and amortization      130,191         3%         144,038         4%         134,372           3%
                                     ----------       ---       ----------        --       ----------         ---
         Total operating expenses    $4,177,692       103%      $4,082,571        98%      $3,860,701         100%
                                     ==========       ===       ==========        ==       ==========         ===



         Quarterly operating expenses increased to $4.2 million in first quarter 2005 from $4.1 million in fourth quarter 2004 and $3.9 million in first quarter 2004. Operating expenses in the second quarter are anticipated to be similar to the first quarter but decrease in the latter half of the year due to a decrease in the regulatory compliance activities related to Sarbanes-Oxley, and continued reduction in other core expenses due to further planned consolidation and integration of the Company's operations.

DIRECT COSTS

         Direct costs are comprised primarily of web site fulfillment, technology infrastructure support, product and contract support, product deployment, and TRMS trading desk and support services. Direct costs remained relatively unchanged at $1.7 million for first quarter 2005 and fourth quarter 2004. There were additional direct costs in the first quarter due to Tuttle Risk Management Services only being a part of the consolidated operations for two and a half months in the fourth quarter, but these costs were offset by the reallocation of certain software engineering resources from a technical product support role to research and development. The increase compared to the same quarter in the prior year is due primarily to the acquisition of TRMS whose costs are primarily comprised of direct costs. The cost increase was offset by the reallocation of certain engineering software resources mentioned above at the beginning of 2005.

SELLING AND MARKETING

         Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses increased to $644,000 in first quarter 2005 from $501,000 in fourth quarter 2004. The increase is primarily due to an increase in advertising for leads for our Mortgage 101 product group and higher planned expenses associated with our sales and marketing initiatives. The increase compared to the same quarter in the prior year is due to the same reasons as compared to fourth quarter, however, there were additional selling expenses related to the Tuttle Risk Management Services operation.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. While general and administrative expenses approximated $1.1 million for first quarter 2005 and fourth quarter 2004, they were down slightly by approximately $88,000 from the fourth quarter of 2004. This was due to an improvement in bad debt experience in the first quarter, incentive bonuses to various management personnel due to the successful completion of the Ignition asset purchase and integration efforts throughout 2004 expensed during the fourth quarter that did not recur in the first quarter, and a reduction in certain investor relations and legal expenses. These decreases were offset by year end audit work, Section 404 compliance efforts related to Sarbanes-Oxley, and various other expenses in the first quarter. The decrease compared to first quarter 2004 is primarily due to bonuses paid to certain upper management personnel due to the successful acquisition of the Ignition assets that did not recur in first quarter 2005.

RESEARCH AND DEVELOPMENT

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses increased to $661,000 for first quarter 2005 from $592,000 for fourth quarter and from $600,000 for the same quarter in the prior year. The increase was due primarily to the reallocation of certain software engineering resources from a technical product support role to that of research and development and other net increases in research and development resources. These increases are due to continuing efforts to improve the underlying technology for Retail Web Sites, Precision MTS and Pipeline Tools.

DEPRECIATION AND AMORTIZATION

         The decrease in depreciation in first quarter 2005 compared to fourth quarter 2004 is due to certain internally developed software for internal use being fully depreciated by the end of 2004. Compared to the same quarter in the prior year, depreciation expense decreased slightly due to the same reason as above offset by additional depreciation related to the purchase of equipment, computers and software along with the addition of other internally developed software for internal use.

INTEREST EXPENSE AND INTEREST INCOME

         Interest expense is comprised of interest on 10 percent promissory notes which were paid off in mid-February 2005, 8 percent promissory notes totaling $972,000 related to the Tuttle Risk Management Services acquisition, and various debt related to capitalized leases. The promissory notes did not exist during the first quarter of 2004.

         Interest income in first quarter 2005 compared to the same quarter in the prior year has increased due to additional funds that can be invested along with a rising interest rate environment. Investments have maturities of not greater than three months so as to take advantage of the rising interest rate environment.


FINANCIAL POSITION

         We have financed our liquidity needs over the last several years through proceeds generated from operations. To a lesser extent, some of our cash flow has been derived from equipment lease financing, and since the beginning of 2004, the exercise of stock warrants and stock options. As of the end of 2004, no stock warrants exist, but stock options continue to be exercised.

         At March 31, 2005, we had $4,218,695 in cash and cash equivalents after reclassifying $280,000 to noncurrent assets as restricted cash for a letter of credit on leased office space for our California operations and approximately $3.8 million of working capital. The change in cash and cash equivalents is as follows:


                                                                                        Three Months Ended March 31,
                                                                                     ----------------------------------
                                                                                          2005               2004
                                                                                     --------------      --------------
    CASH FLOW SUMMARY
    Net (loss) income                                                                 $  (148,861)        $     5,711
    Non-cash items                                                                        195,322             256,170
    Changes in working capital                                                            175,784             342,665
    Net cash provided by operating activities                                             222,245             604,546
    Net cash used in investing activities                                                 (80,720)           (136,181)
    Net cash (used in) provided by financing activities                                  (441,130)            120,950
                                                                                      -----------         -----------
    Net (decrease) increase in cash and cash equivalents                                 (299,605)            589,315
    Cash and cash equivalents at beginning of period                                    4,518,300           2,883,314
                                                                                      -----------         -----------
    Cash and cash equivalents at end of period                                        $ 4,218,695         $ 3,472,629
                                                                                      ===========         ===========

NON-CASH ITEMS

         Non-cash items are primarily depreciation and amortization and stock option expense for both first quarter 2005 and 2004, respectively.

WORKING CAPITAL AND OPERATING ACTIVITIES

         During the three months ended March 31, 2005, our investment in working capital increased due to increases in deferred revenue primarily related to a large Tuttle Risk Management Services customer as part of an existing contract, a decrease in certain prepaid assets and an increase in accounts payable due to our normal business operating cycle. This increase was offset by payments of incentive bonuses accrued in the fourth quarter 2004 to various personnel due to integration efforts throughout 2004.

         During the three months ended March 31, 2004, our investment in working capital increased due to revenue growth, primarily from the Retail Websites, LockPoint Xtra(R) and Pipeline Tools product lines and payments on accounts receivable, primarily from large accounts receivable balances acquired in the Ignition asset purchase, which were offset by a pay down of accrued liabilities related to legal, accounting and other fees associated with the acquisition of Ignition assets.

INVESTING ACTIVITIES

         During the three months ended March 31, 2005, investing activities used cash of $80,720 which primarily consisted of the capitalized portion of software development costs related to the enhancement of underlying infrastructure delivering various product lines to customers and upgrades to computer hardware and software.

         During the three months ended March 31, 2004, investing activities used cash of $136,181 which primarily consisted of the capitalized portion of software development costs related to the enhancement of underlying infrastructure delivering the LION Pro Corporate product line and upgrades to computer hardware and software.

FINANCING ACTIVITIES

         During the three months ended March 31, 2005, financing activities included $280,000 of cash that was restricted for a letter of credit related to an office lease for our California operations, payoff of our 10 percent promissory notes totaling approximately $193,000 related to the Tuttle Risk Management Services acquisition, and payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades over the previous two years. This was offset by the exercise of stock options during the period totaling $46,969.

         During the three months ended March 31, 2004, financing activities included the exercise of warrants and stock options totaling approximately $141,000. This was offset by payments totaling approximately $20,000 on notes payable and capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades over the previous two years.

OVERALL LIQUIDITY AND CAPITAL RESOURCES

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

         We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $15.2 million in 2004 from $8.1 million in 2003 and from $6.4 million for 2002. However, during 2003 and 2004, revenues quarter to quarter have at times remained flat and decreased in the first quarter of 2005. Had it not been for the strategic acquisition of the Ignition assets in December 2003 and the acquisition of Tuttle Risk Management Services in October 2004, revenue growth targets year over year would not have been achieved in 2004 and the likelihood of achieving targets for 2005 much more difficult. We had ten consecutive quarters of profitability beginning with the third quarter of 2002 through the fourth quarter of 2004, and while we do expect a profit for 2005, we have incurred a net loss for first quarter 2005. Due to two acquisitions in the last 15 months, the Company has incurred additional costs which could extend through the first half of 2005 while we further integrate, streamline and modify our operations, technology, and infrastructure supporting our current and planned product offerings. Until these efforts are completed, profitability could be constrained during 2005.

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

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

         We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION. We are continuing to create the redundancies that will reduce the reliance on these individuals, but have not completed this task and will not for at least the remainder of 2005. Furthermore, we have not entered into employment agreements with these significant employees except for our upper management team. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options, which currently serve to retain and motivate key employees as they become vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at LION, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We are proposing for stockholder approval at our 2005 annual meeting a stock incentive plan which will allow a flexible stock compensation program which we believe will be important to our ability to attract and retain the best available employees.

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

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

         Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line as a result of the acquisition of Ignition assets and TRMS carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. As part of the acquisition, LION became the assignee of certain customer contracts, most of which have initial contract periods or renewals expiring 2005 and 2006 and typically have renewable successive one-year terms and in a few cases successive two-year terms. Revenues from these contracts comprised approximately 54% of our total revenues for first quarter 2005. While we did have several LockPoint Xtra(R) and Pipeline Tools customers discontinue their contracts with us during 2004, we have also had successful new sales for our new Precision productivity marketing suite, Pipeline Tools and Risk Management Services. While we have no reason to believe other similar large contracts will not be renewed, there can be no assurance that these customers will renew their contracts, or that we will be able to attract new customers at rates sufficient to maintain a stable or growing revenue base. We have also experienced an anticipated but significant decline in loan volumes in the LPX, Pipeline Tools, and Risk Management Services product lines. If we are unsuccessful in enrolling new customers to equalize the attrition rate, if any, of existing customers, or to offset a decline in transactional volume, our overall share of the advanced business solution market could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

         We do not have multiple site capacity for our LION Pro, Mortgage 101 or Retail Web Site services, however, we do have this in place for our LockPoint Xtra(R) and Pipeline Tools services. We are in the process of developing multiple site capacity for all of our services, but this will not be completed until some time late in 2005. We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful servers. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. The prospect of such unscheduled interruptions is possible in the foreseeable future, and we are unable to predict their occurrence, duration or cessation.

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

         In general, we are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for the fiscal year ended December 31, 2006. This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting. We intend to continue to refine and improve our internal controls on an ongoing basis. During this process, we may identify items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

         There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         Effective May 13, 2005, the employment of Mr. Timothy F. Newberry, Co-President of Operations, was terminated. Mr. Newberry's responsibilities for operations and development were assumed by Mr. Randall Miles, Chairman and CEO, and David Stedman, President. Mr. Newberry's position will not be replaced.


ITEM 6.  EXHIBITS

(a)   Exhibits

10.20 Office Lease Agreement (San Rafael, California Property) dated as of May 1, 2005.

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


                                   LION, INC.
                                  (Registrant)

         Date: May 16, 2005                     By:      /s/ Randall D. Miles
                                                         --------------------
                                                         Randall D. Miles
                                                         Chief Executive
                                                         Officer

EXHIBIT INDEX

Exhibit No.       Description
----------       -------------


10.20 Office Lease Agreement (San Rafael, California Property) dated as of May 1, 2005.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002