Form 10QSB
period 2005-06-30
LION INC/WA
filed 2005-08-15
CIK 941179

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB


(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-25159

                                   LION, INC.
        (Exact name of small business issuer as specified in its charter)

               WASHINGTON                              91-2094375
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


 4700-42ND AVE. SW, SUITE 430 SEATTLE, WA                  98116
 (Address of principal executive offices)               (Zip code)

           Registrant's telephone, including area code (206) 577-1440

                                       N/A
          (Former name or former address, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes |_| No |X|

         As of August 9, 2005, approximately 38,203,204 shares of the Company's common stock were outstanding.

                                   LION, Inc.
                                  Form 10 - QSB
                       For the Quarter Ended June 30, 2005


                                                                           PAGE
                                                                          NUMBER
                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004     3

         Statements of Operations for the three and six month periods
         ended June 30, 2005 and 2004 (unaudited)                              4

         Statements of Cash Flows for the six months ended June 30, 2005
         and 2004 (unaudited)                                                  5

         Notes to Financial Statements                                         6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item 3   Controls and Procedures                                              25

PART II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders                  25

Item 6   Exhibits                                                             27

         Signatures                                                           27

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            LION, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     June 30,
                                                       2005        December 31,
                                                    (Unaudited)        2004
                                                   ------------    ------------

CURRENT ASSETS
    Cash and cash equivalents                      $  4,350,998    $  4,518,300
    Accounts receivable, less allowance for
      doubtful accounts of $67,250 and
      $58,000 in 2005 and 2004, respectively          1,439,547       1,841,840
    Deferred taxes                                      150,000         150,000
    Prepaid expenses and other                          631,724         436,888
                                                   ------------    ------------

         Total current assets                         6,572,269       6,947,028

PROPERTY AND EQUIPMENT - net                            829,068         931,079

OTHER ASSETS
    Goodwill - net                                    2,590,130       2,590,130
    Other assets                                        324,408          76,980
                                                   ------------    ------------

                                                   $ 10,315,875    $ 10,545,217
                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                               $    525,329    $    294,235
    Accrued liabilities                               1,198,689       1,334,659
    Current maturities of long-term obligations          51,711         255,621
    Deferred revenue                                  1,012,040       1,050,128
                                                   ------------    ------------

         Total current liabilities                    2,787,769       2,934,643

LONG-TERM OBLIGATIONS, less current maturities          975,386         995,305

COMMITMENTS AND CONTINGENCIES                                --              --

STOCKHOLDERS' EQUITY
    Common stock - authorized, 50,000,000 shares
      of $.001 par value                                 38,203          37,431
    Additional contributed capital                   13,994,969      13,730,121
    Accumulated deficit                              (7,480,452)     (7,152,283)
                                                   ------------    ------------
                                                      6,552,720       6,615,269
                                                   ------------    ------------

                                                   $ 10,315,875    $ 10,545,217
                                                   ============    ============


The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three months ended June 30,    Six months ended June 30,
                                        --------------------------    --------------------------
                                            2005           2004           2005           2004
                                        -----------    -----------    -----------    -----------
Revenues                                $ 3,998,794    $ 3,576,094    $ 8,039,710    $ 7,446,275

Expenses
    Direct costs                          1,620,778      1,328,280      3,310,349      2,792,630
    Selling and marketing                   610,125        552,086      1,253,917      1,048,665
    General and administrative            1,200,537        899,277      2,252,829      2,064,427
    Research and development                606,469        696,557      1,268,315      1,296,807
    Depreciation and amortization           133,521        144,210        263,712        278,582
                                        -----------    -----------    -----------    -----------
                                          4,171,430      3,620,410      8,349,122      7,481,111
                                        -----------    -----------    -----------    -----------

         Operating loss                    (172,636)       (44,316)      (309,412)       (34,836)

Other income (expense)
    Interest expense                        (21,425)        (5,142)       (44,563)       (10,665)
    Interest income                          18,636          2,178         32,889          4,441
    Other income                                 --        433,388             --        433,388
    Other expense                              (682)            --           (682)            --
                                        -----------    -----------    -----------    -----------

         Net income (loss) before tax      (176,107)       386,108       (321,768)       392,328

Income tax expense                            3,201          1,500          6,401          2,009
                                        -----------    -----------    -----------    -----------

         NET INCOME (LOSS)              $  (179,308)   $   384,608    $  (328,169)   $   390,319
                                        ===========    ===========    ===========    ===========

Net income (loss) per common share,
    Basic and diluted                   $        --    $       .01    $      (.01)   $       .01
                                        ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six months ended June 30,
                                                                --------------------------
                                                                    2005           2004
                                                                -----------    -----------
Cash flows from operating activities
  Net (loss) income                                             $  (328,169)   $   390,319
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities
      Depreciation and amortization                                 263,712        278,582
      Loss on disposition of assets                                     682             --
      Write off of capitalized software development costs                --         13,954
      Stock options issued to employees and contractors             122,945        151,175
      Common stock issued for services received                          --         60,000
      Changes in assets and liabilities
        Accounts receivable                                         402,293        355,957
        Other receivables                                                --        620,708
        Prepaid expenses and other                                 (194,836)      (276,637)
        Accounts payable                                            231,094         97,763
        Accrued liabilities                                        (135,970)      (649,594)
        Deferred revenue                                            (38,088)       (95,175)
        Other assets                                                 32,572             --
                                                                -----------    -----------

          Net cash provided by operating activities                 356,235        947,052

Cash flows from investing activities
  Capitalized software development costs                            (11,746)      (199,048)
  Purchase of property and equipment                               (150,637)       (83,593)
                                                                -----------    -----------

          Net cash used in investing activities                    (162,383)      (282,641)

Cash flows from financing activities
  Restricted cash for letter of credit                             (280,000)            --
  Payments on notes payable and long-term obligations              (223,829)       (40,672)
  Proceeds from issuance of common stock on exercise
    of stock options and warrants                                   142,675        170,684
                                                                -----------    -----------

          Net cash (used in) provided by financing activities      (361,154)       130,012
                                                                -----------    -----------

Net (decrease) increase in cash and cash equivalents               (167,302)       794,423

Cash and cash equivalents at beginning of period                  4,518,300      2,883,314
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $ 4,350,998    $ 3,677,737
                                                                ===========    ===========


The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A.   ORGANIZATION AND DESCRIPTION OF BUSINESS

      LION, Inc. (the "Company" or "LION"), a Washington corporation, generates mortgage leads through the Internet and is a technology and service provider of advanced business solutions that streamline the loan fulfillment process in the mortgage industry. From Leads to Loans to Capital markets, LION offers consistent, seamless business solutions to consumers, brokers, realtors, originators and lenders. LION provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communication tools. Through its subsidiary, Tuttle Risk Management Services LLC, LION provides hands-on mortgage pipeline risk management for financial institutions that originate and then sell loans into the secondary market.

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

3.    REVENUE RECOGNITION

      LION generates revenue throughout the mortgage loan origination and fulfillment process. Subscription revenues are generated from mortgage brokers and agents who are provided electronic access to a database of mortgage offerings by a multitude of lenders throughout the United States. LION also generates revenue from advertisers who pay marketing fees for ad banners, web site promotion, and lead generation. Additionally, fees are earned related to mortgage originator and lender web site development and hosting. Revenues from the LockPoint Xtra(R), Pipeline Tools, and Risk Management Services product lines are generated primarily from transaction fees on closed and locked loan volumes as well as fees for related website development and implementation.

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

7.    GOODWILL

      Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, provides that goodwill should not be amortized, but should rather be reviewed at least annually to assess recoverability. Impairment is recognized in operating results if the fair value of goodwill is less than the carrying value of the goodwill.

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

9.    INCOME (LOSS) PER COMMON SHARE

      Basic income (loss) per share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. Common stock equivalents include options to purchase common stock. The weighted average number of common shares outstanding were 37,693,459 and 32,923,615 for the six months ended June 30, 2005 and 2004, respectively, and 37,876,837 and 33,899,023 for the three months ended June 30, 2005 and 2004, respectively.

      Options to purchase 7,757,410 shares of common stock were included in the computation of diluted earnings per share at June 30, 2004, however, options to purchase 4,387,609 shares of common stock at June 30, 2005 were anti-dilutive, and therefore, diluted loss per share is equal to basic loss per share.

10.   ADVERTISING COSTS

      Advertising costs are expensed as incurred.

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

14.   STOCK OPTIONS

      Effective January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Compensation expense is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. The following table illustrates the effect on net income
(loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to all employee awards.

                                    Three months ended      Six months ended
                                         June 30,               June 30,
                                  ---------------------   ---------------------
                                     2005        2004        2005        2004
                                  ---------   ---------   ---------   ---------

Net (loss) income, as reported    $(179,308)  $ 384,608   $(328,169)  $ 390,319

Add: Stock-based employee
compensation expense included
in reported net (loss) income        57,814      29,377     122,945     151,175

Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards*        (61,050)    (36,227)   (129,192)   (207,692)
                                  ---------   ---------   ---------   ---------

Pro forma net (loss) income       $(182,544)  $ 377,758   $(334,416)  $ 333,802
                                  =========   =========   =========   =========
Net (loss) income per share:
Basic and diluted - as reported   $      --   $     .01   $    (.01)  $     .01
                                  =========   =========   =========   =========
Basic and diluted - pro forma     $      --   $     .01   $    (.01)  $     .01
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

NOTE D.   RESTRICTED CASH FOR LETTER OF CREDIT

      At June 30, 2005, the Company has $280,000 of restricted cash which is classified as a noncurrent asset. The restricted cash serves as collateral for an irrevocable letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to a lease for its San Rafael, California office space. The cash is held in custody by the issuing bank, is restricted as to its withdrawal or use, and is currently invested in money market funds. After eighteen months, the letter of credit may be reduced to $180,000. After thirty six months, the letter of credit may be cancelled and replaced by a security deposit equal to the then current monthly rent.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

      We accomplished a number of important goals in the quarter and in the first half of the year, most notably completing critical technological and personnel integration milestones related to our acquisitions, launching new and improving existing product offerings, signing 12 new risk management lender customers and completing a strategic hire to head our Leads business unit.

      Our financial results for the first half of 2005 were generally in line with our internal expectations, albeit slightly lower than we were targeting, in part due to non-recurring expenses for severance charges and additional Sarbanes-Oxley compliance work. Our integration plan has taken longer and has been more intrusive on operations than we had hoped, but with most critical aspects of our acquisition integration, as well as a number of other initiatives, now completed, we are now fully focused on executing our growth plan and can begin to reap the benefit of our product bundling efforts.

      Revenue in second quarter 2005 was just under $4.0 million, down approximately $42,000 or 1.0% from first quarter 2005. Revenue for the first half of 2005 was $8.0 million, up $593,000 or 8.0% from the same period a year ago. Revenue early in the second quarter was affected by seasonal mortgage origination patterns. LION has historically witnessed its strongest period of mortgage origination activity from its customers beginning in April and lasting into November. We typically begin to see the effect of the seasonal increase in origination volume in mid to late second quarter, which is consistent with our observations this year. We believe that the origination activity we have observed late in the quarter will be a bellwether for the balance of the year, and we are well positioned in each of our business units to leverage that activity to deliver the revenue growth and profitability we expect to achieve in the balance of the year.

      We reported a net loss of approximately $179,000 for the second quarter compared to net income of $385,000 for the same period last year. Year to date, we have recorded a net loss of approximately $328,000 compared to net income of approximately $390,000 for the first six months of 2004, which included a $433,000 gain in second quarter 2004 related to an insurance settlement. The net loss in second quarter 2005 was primarily attributable to higher planned expenses associated with our sales and marketing initiatives, expected legal and accounting expenses relating to regulatory compliance activities mandated by
Section 404 of Sarbanes-Oxley that totaled more than $71,000 in the quarter, annual shareholder meeting expenses of about $41,000 and approximately $151,000 in severance expenses related to a second quarter headcount reduction reflecting the efficiencies made possible by progress in integrating our acquisitions. While every quarter includes some form of non-recurring expense, the $263,000 for those mentioned specifically are of a scope we don't expect the remainder of the year.

      Our net loss notwithstanding, we are cash flow positive and continue to maintain a strong balance sheet. We ended the quarter with approximately $4.6 million in cash, cash equivalents and $280,000 of restricted funds, up slightly from the prior quarter despite the non-recurring cash outlays mentioned above. During the first quarter, we elected to retire the remaining $193,000 balance of the short term notes assumed in connection with the October 2004 acquisition of Tuttle Risk Management Services. At this time, we have no intention of accelerating retirement of the 3-year notes also related to the acquisition totaling $972,000. We expect to have positive cash flow during the last half of 2005.

DETAILED RESULTS OF OPERATIONS

REVENUES

                            For three months ended June 30,        For six months ended June 30,
                           ----------------------------------    --------------------------------
(Dollars in thousands)          2005               2004               2005              2004
                           ---------------    ---------------    ---------------    -------------
LEADS
Mortgage 101               $  455       11%   $  523       15%   $  911       11%   $1,071     14%

LOANS
LION Pro                      750       19%      762       21%    1,501       19%    1,531     21%
Retail Websites               658       16%      641       18%    1,316       16%    1,240     17%
LockPoint Xtra                313        8%      421       12%      664        8%    1,185     19%
                           ------    -----    ------    -----    ------    -----    ------    ---
                            1,721       43%    1,824       51%    3,481       43%    3,956     53%

CAPITAL MARKETS
Pipeline Tools                188        5%    1,229       34%      461        6%    2,419     33%
Risk Management Services    1,635       41%       --       --     3,187       40%       --     --
                           ------    -----    ------    -----    ------    -----    ------    ---
                            1,823       46%    1,229       34%    3,648       46%    2,419     45%

    Total revenues         $3,999      100%   $3,576      100%   $8,040      100%   $7,446    100%
                           ======    =====    ======    =====    ======    =====    ======    ===

      As summarized above, we have organized our product groupings to more closely align our business objectives by product with the customers we serve. These business units are Leads, Loans, and Capital Markets.

LEADS

      Our Leads business unit comprised 11% of total revenue for the three and six months ended June 30, 2005. Revenue for our Leads unit, which consists of Mortgage 101, was flat in the second quarter compared to the first quarter. We continue to experience heavy consumer traffic to our mortgage101.com Internet portal due to strong search engine placement attributable to being number 1, 2 or 3 on Google, MSN or Yahoo for keyword search "mortgage." We recently announced the hiring of a seasoned mortgage industry veteran, most recently of Lending Tree's ServiceMagic unit, to head our Leads business unit. This is an important strategic hire for us, the goal of which is to generate new business and revenue. Currently, Mortgage 101 opportunities include: leveraging our strong consumer distribution channel by expanding partnering arrangements, establishing affiliate and private label relationships; expanding our customer base to include more realtors, lenders and vendors; pursuing incremental ways to monetize our consumer traffic; improving lead conversion ratios; selling more advertising and expanding our licensing strategies. Several of these initiatives are already underway. Our new business unit leader has also successfully implemented national accounts strategies in the past, and we expect to be able to utilize that experience by pursuing similar strategies in Mortgage 101.

      MORTGAGE 101 is an interactive service provided through LION's www.mortgage101.com consumer portal which connects potential mortgage applicants with a network of mortgage lenders who offer mortgage programs, rates and services. Mortgage 101 also provides education to home buyers and owners through informative articles, interactive calculators and real-time rate comparison technology. This product is one of the leading sources of leads for real estate financing by mortgage originators and is a preferred platform for them to market to their customers. Through the Mortgage 101 brand, LION has grown its co-branded real estate sites to over 57,500 which consist of realtors, real estate offices, relocation sites, associations, and city portals. Traffic from these branded and co-branded sites along with search engine activity has averaged approximately 1.3 million unique visitors each month during second quarter 2005 to this consumer portal. This compliments the consumer traffic received by our customers through the

Mortgage 101 domain associated with the websites provided to them. Revenues are generated from mortgage brokers or originators who participate in the pay-per-lead program or advertise through the Mortgage 101 site.

LOANS

      Our Loans business unit comprised 43% of total revenue for the three and six months ended June 30, 2005. It includes our LION Pro, Retail Websites, and LockPoint Xtra(R) products. Revenue was flat during the second quarter in LION Pro and Retail Websites while LockPoint Xtra(R) recorded a quarter over quarter decline. LockPoint Xtra(R) has generally experienced revenue decline through the year due to a combination of the loss of some legacy customers, a reduction in overall loan volume that reflects both seasonality and declining refinancing activity, and a retargeting of our sales efforts to focus on mid sized mortgage originators through our Precision MTS product platform. Loan volumes began to pick up late in the quarter reflective of having reached a floor in the LockPoint Xtra(R) product line revenue, coupled with the positive impact of our middle market sales strategy. With the completion of our technology platform migration mentioned below, we expect to be able to merge the strengths of each of our LION Pro and LockPoint Xtra(R) product and feature sets to offer more flexibility to a broader spectrum of lender customers.

      The completion in early July 2005 of the migration from LION's legacy technology to the Oracle-based platform acquired as part of the Ignition acquisition provides a number of important advantages. We now have a substantially more robust and stable platform to accommodate our expanding customer base and facilitate expansion of the product bundling opportunities associated with our Precision MTS marketing initiative. Before the year is out, we plan to add alternative mortgage products, such as subprime, second mortgages and interest only mortgages, to name a few, which will add new customers and enable us to more effectively capture transaction fee revenue. These revenue opportunities were either not available to us previously or would have been difficult and costly to implement with our legacy technology platform. Streamlining our technology support needs and maintenance requirements will also result in expense savings and greater productivity and efficiency.

      LION PRO, used by approximately 7,400 mortgage brokers nationwide, consists of LION Loan Search, LoanLink (subprime loan exchange platform), News Now (high-value market data) and Ratesheets on Demand (aggregated mortgage ratesheets). It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily for 77 regions nationwide comprised of 89 participating lenders. Revenues from the LION Pro product line are generated from mortgage brokers and originators subscribing to the service, origination teams private-labeling this service for their own companies, and from participating lenders.

      RETAIL WEBSITES are offered to mortgage companies and individual originators to help educate consumers about mortgages, market their services to borrowers, generate more business, efficiently connect with service providers and better serve their borrowers. This product is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations. Both template and custom design solutions deliver a combination of standard and custom content to approximately 2,800 websites and over 6,300 user accounts. Revenues are generated from website set up and monthly hosting fees along with fees for related functionality tools.

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

CAPITAL MARKETS

      The Capital Markets business unit comprised 46% of total revenue for the three and six months ended June 30, 2005. It includes Pipeline Tools and Tuttle Risk Management Services' hedged advisory services. Revenue for the group as a whole was relatively flat in the second quarter. A one-time licensing fee recognized in the first quarter totaling $80,000 was matched by revenue growth in the second quarter due to the addition of new TRMS customers and increases in loan origination volumes. We expect the group to continue to enhance its revenue in part as a result of our continuing success in attracting new customers. Year to date, we have signed 12 new lender customers, and we believe we can continue this momentum in the second half of the year. Our Capital Markets sales pipeline continues to exhibit strength, and we have added to our sales force and support group to aid our expansion plans. This is our highest margin business unit, so adding to our customer base is an important part of our growth and profitability strategy.

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

OPERATING EXPENSES

                                     For three months ended June 30,          For six months ended June 30,
                                  -------------------------------------   -------------------------------------
(Dollars in thousands)                   2005                2004                2005                2004
                                  -----------------   -----------------   -----------------   -----------------
                                           % of Rev            % of Rev            % of Rev            % of Rev
                                           --------            --------            --------            --------
Direct costs                      $1,620      41%     $1,328      37%     $3,310      41%     $2,793      38%
Selling and marketing                610      15%        552      15%      1,254      16%      1,049      14%
General and administrative         1,201      30%        899      25%      2,253      28%      2,064      28%
Research and development             606      15%        697      20%      1,268      16%      1,297      17%
Depreciation and amortization        134       3%        144       4%        264       3%        278       4%
                                  ------     ---      ------     ---      ------     ---      ------     ---

    Total operating expenses      $4,171     104%     $3,620     101%     $8,349     104%     $7,481     101%
                                  ======     ===      ======     ===      ======     ===      ======     ===

      Quarterly operating expenses remained unchanged overall as anticipated at $4.2 million for both the first and second quarters of 2005. As mentioned in the overview, there were higher planned expenses in both quarters associated with our sales and marketing initiatives, expected legal and accounting expenses relating to regulatory compliance activities mandated by Sarbanes-Oxley that totaled more than $71,000 in the second quarter, annual shareholder meeting expenses in the second quarter of about $41,000 and approximately $151,000 in severance expenses related to a second quarter headcount reduction to take advantage of the efficiencies made possible by progress we made in integrating our acquisitions. Again, while every quarter includes some form of non-recurring expense, the $263,000 for those mentioned specifically, are of a scope we don't expect the remainder of the year. Operating expenses are expected to decrease in the latter half of the year due to a planned decrease in the regulatory compliance activities related to Sarbanes-Oxley and continued reduction in other core expenses due to further planned consolidation and integration of the Company's operations.

DIRECT COSTS

      Direct costs are comprised primarily of website fulfillment, technology infrastructure support, product and contract support, product deployment, and TRMS trading desk and support services. Direct costs remained relatively unchanged at $1.6 million for the second quarter 2005 compared to the first quarter. For the first half of 2005, direct costs were approximately $3.3 million, up from $2.8 million for the comparable period in the prior year. Most of the increase is due to the TRMS operation which was not acquired until October 2004. This increase was offset by lower headcount required for LION in 2005 compared to 2004 due to product and IT integration efforts throughout 2004.

SELLING AND MARKETING

      Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses decreased slightly to $610,000 in second quarter 2005 from $644,000 in the first quarter. For the first half of 2005, selling and marketing expenses were $1.3 million compared to $1.0 million for the same period last year. This increase was due to the addition of the TRMS operations, ads in quarterly periodicals and increased advertising for Mortgage 101 leads.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses for second quarter 2005 were $1.2 million, up slightly from $1.1 million for first quarter 2005. For the first half of 2005, general and administrative expenses were $2.3 million compared to $2.1 million for the same period a year ago. The increases are primarily due to severance payments related to reducing headcount during the second quarter and Sarbanes-Oxley section 404 compliance efforts.

RESEARCH AND DEVELOPMENT

      Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses decreased to $606,000 for second quarter 2005 from $662,000 for the first quarter, which was primarily due to planned reductions in headcount. For the first half of 2005, research and development expenses were $1.3 million which were comparable to the first half of 2004.

DEPRECIATION AND AMORTIZATION

      The decrease in depreciation in the first half of 2005 compared to the same period in the prior year is due to certain internally development software for internal use being fully depreciated by the end of 2004, although offset by additional depreciation related to the purchase of equipment, computers and software.

INTEREST EXPENSE AND INTEREST INCOME

      Interest expense is comprised of interest on 10 percent promissory notes which were paid off in mid-February 2005, 8 percent promissory notes totaling $972,000 related to the Tuttle Risk Management Services acquisition, and various debt related to capitalized leases. The promissory notes did not exist during the first half of 2004.

      Interest income in first half of 2005 compared to the same period in the prior year has increased due to additional funds that can be invested along with a rising interest rate environment. Investments during the first half of 2005 have maturities of not greater than three months so as to take advantage of the rising interest rate environment.

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

      At June 30, 2005, we had approximately $4,351,000 in cash and cash equivalents after reclassifying $280,000 to noncurrent assets as restricted cash for a letter of credit on leased office space for our California operations and approximately $3.8 million of working capital. The change in cash and cash equivalents is as follows:

                                                              Three months ended
                                                            ------------------------        Six months ended June 30,
                                                            March 31,       June 30,        ------------------------
(Dollars in thousands)                                        2005            2005            2005            2004
                                                            --------        --------        --------        --------
Net (loss) income                                           $   (149)       $   (179)       $   (328)       $    390
Non-cash items                                                   195             192             387             504
Changes in working capital                                       176             121             297              53
                                                            --------        --------        --------        --------
    Net cash provided by operating activities                    222             134             356             947

    Net cash used in investing activities                        (80)            (82)           (162)           (282)

Restricted cash for letter of credit                            (280)             --            (280)             --
Other net uses of cash for financing activities                 (161)             80             (81)            130
                                                            --------        --------        --------        --------
    Net cash (used in) provided by financing activities         (441)             80            (361)            130

Net (decrease) increase in cash and cash equivalents            (299)            132            (167)            795
Cash and cash equivalents at beginning of period               4,518           4,219           4,518           2,883
                                                            --------        --------        --------        --------
Cash and cash equivalents at end of period                  $  4,219        $  4,351        $  4,351        $  3,678
                                                            ========        ========        ========        ========

NON-CASH ITEMS

      Non-cash items are primarily depreciation and amortization and stock option expense for both first and second quarters of 2005 and 2004.

WORKING CAPITAL AND OPERATING ACTIVITIES

      During the six months ended June 30, 2005, our investment in working capital increased due to increases in payments on accounts receivable and an increase in accounts payable due to our normal business operating cycle. This increase was offset by payments of incentive bonuses accrued in the fourth quarter 2004 to various personnel due to integration efforts throughout 2004 and payments on compliance activities mandated by Section 404 of Sarbanes-Oxley and severance expenses related to a second quarter headcount reduction to take advantage of the efficiencies made possible by progress we made in integrating our acquisitions.

      During the six months ended June 30, 2004, our investment in working capital increased due to revenue growth, primarily from the Retail Websites, LockPoint Xtra(R) and Pipeline Tools product lines and payments on accounts receivable, primarily from large accounts receivable balances acquired in the Ignition asset purchase, which were offset by a pay down of accrued liabilities related to legal, accounting and other fees associated with the acquisition of Ignition assets and an increase in various maintenance agreements on the Company's datacenters.

INVESTING ACTIVITIES

      During the six months ended June 30, 2005, investing activities used cash of approximately $162,000 which primarily consisted of upgrades to computer hardware and software.

      During the six months ended June 30, 2004, investing activities used cash of approximately $282,000 which primarily consisted of the capitalized portion of software development costs related to the enhancement of underlying infrastructure delivering various product lines and upgrades to computer hardware and software.

FINANCING ACTIVITIES

      During the six months ended June 30, 2005, financing activities included $280,000 of cash that was restricted for a letter of credit related to an office lease for our California operations, payoff of our 10 percent promissory notes totaling approximately $193,000 related to the Tuttle Risk Management Services acquisition, and payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades over the previous two years. This was offset by the exercise of stock options during the period totaling approximately $143,000.

      During the six months ended June 30, 2004, net proceeds from financing activities were approximately $130,000. Warrants and stock options were exercised during the period totaling approximately $171,000. This was offset by payments totaling approximately $41,000 on notes payable and capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades over the previous two years.

OVERALL LIQUIDITY AND CAPITAL RESOURCES

      It is management's assessment that current working capital and that which will be created through operations should be adequate for our growth plans and capital expenditure needs throughout 2005 and into 2006.


FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in our strategic direction, as well as developments beyond our control. We cannot assure you that our expectations will necessarily come to pass. Actual results could differ materially because of issues and uncertainties such as those listed below, in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report. These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

WE HAVE A LIMITED HISTORY OF PROFITS AND OUR FUTURE PROFITABILITY REMAINS UNCERTAIN. IN ADDITION, FINANCIAL RESULTS FOR ANY PARTICULAR PERIOD WILL NOT PREDICT RESULTS FOR FUTURE PERIODS.

      We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $15.2 million in 2004 from $8.1 million in 2003 and from $6.4 million for 2002. However, during 2003 and 2004, revenues quarter to quarter have at times remained flat and decreased slightly in the first and second quarters of 2005. Had it not been for the strategic acquisition of the Ignition assets in

December 2003 and the acquisition of Tuttle Risk Management Services in October 2004, revenue growth targets year over year would not have been achieved in 2004 and the likelihood of achieving targets for 2005 much more difficult. We had ten consecutive quarters of profitability beginning with the third quarter of 2002 through the fourth quarter of 2004, but we have incurred a net loss for each of the first two quarters of 2005. As discussed above, we expect a return to increased revenue and profitability for the last half of 2005.

      However, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in rapidly evolving markets, including uncertainty of revenues, markets, and profitability. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other factors set forth below.

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

      We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION. We are continuing to create the redundancies that will reduce the reliance on these individuals, but have not completed this task and will not for at least the remainder of 2005. Furthermore, we have not entered into employment agreements with these significant employees except for our upper management team. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options or restricted stock grants, which serve to retain and motivate key employees as they become vested in their equity. While management personnel are typically granted additional stock options or restricted stock grants, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at LION, the initial grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial grant. Stockholders approved at our 2005 annual meeting a stock incentive plan which will allow a flexible stock compensation program which we believe will be important to our ability to attract and retain the best available employees. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

      Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line as a result of the acquisition of Ignition assets and TRMS carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. As part of the acquisition, LION became the assignee of certain customer contracts, most of which have initial contract periods or renewals expiring 2005 and 2006 and typically have renewable successive one-year terms and in a few cases successive two-year terms. Revenues from these acquired contracts comprised approximately 54% of our total revenues for the first six months of 2005. While we did have several LockPoint Xtra(R) and Pipeline Tools customers discontinue their contracts with us during 2004 and again during the first half of 2005, we have also had successful new sales for our new Precision productivity marketing suite, Pipeline Tools and Risk Management Services. There can be no assurance that the existing large customers will renew their contracts, or that we will be able to attract new customers at rates sufficient to maintain a stable or growing revenue base. We have been advised that one customer representing approximately $331,000 in annual revenues (about 7% of our

Loans business unit product revenue) will not renew its contract at the end of 3rd quarter 2005. We have also experienced an anticipated but significant decline in loan volumes in the LPX, Pipeline Tools, and Risk Management Services product lines compared to 2004 although volumes improved in the second quarter of 2005 compared to first quarter. If we are unsuccessful in enrolling new customers to equalize the attrition rate, if any, of existing customers, or to offset a decline in transactional volume, our overall share of the advanced business solution market could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

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

OUR BUSINESS DEPENDS ON INCREASING USE OF THE INTERNET BY USERS SEARCHING FOR INFORMATION, ADVERTISERS MARKETING PRODUCTS AND SERVICES AND WEB SITES SEEKING TO EARN REVENUE TO SUPPORT THEIR WEB CONTENT. IF THE INTERNET INFRASTRUCTURE DOES NOT GROW AND IS NOT MAINTAINED TO SUPPORT THESE ACTIVITIES, OUR BUSINESS WILL BE HARMED.

      Our success will depend on the continued growth and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our solutions.

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

      Our other operations are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband Internet access, and the characteristics and quality of products and services not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. There can be no assurance that the enactment of laws affecting telecommunications will not decrease the growth of the Internet, which in turn could decrease the demand for our products and services, increase the cost of doing business, or otherwise have an adverse effect on our business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is developing. We cannot predict the impact, if any, that future regulation or regulatory changes might have on our business. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

IF WE DO NOT CONTINUE TO INNOVATE AND PROVIDE PRODUCTS AND SERVICES THAT ARE USEFUL TO OUR USERS AND CUSTOMERS, WE MAY NOT REMAIN COMPETITIVE, AND OUR REVENUES AND OPERATING RESULTS COULD SUFFER.

      Our success depends on providing products and services that our users and customers use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, web functionality, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our technology and our existing products and services and introduce new high-quality products and services that our users and customers can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then these users and customers may become dissatisfied and move to other competitors' products. In addition, if we are unable to predict user and customer preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users and customers. Our operating results would also suffer if our innovations are not responsive to the needs of our users and customers, are not appropriately timed with market opportunity or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar or better than those generated by our products and services. This may force us to expend significant resources in order to remain competitive.

WE ARE REQUIRED TO EVALUATE OUR INTERNAL CONTROL OVER FINANCIAL REPORTING UNDER
SECTION 404 OF THE SARBANES OXLEY ACT OF 2002, AND ANY ADVERSE RESULTS FROM SUCH EVALUATION COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006, to furnish a report by our management on our internal control over financial reporting. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Our Annual Report must also contain a report that our independent auditors have issued attesting to management's assessment of our internal controls.

      The Committee of Sponsoring Organizations of the Treadway Commission
(COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board's Auditing Standard No. 2 ("Standard No. 2") provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404. Management's assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare, and our auditors may not agree with management's assessments. We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

      During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2006 (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

      We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is very little precedent available by which to measure compliance with the new Auditing Standard No. 2. If we are not able to complete our assessment under
Section 404 in a timely manner, we and our auditors would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2006.

OUR INTELLECTUAL PROPERTY RIGHTS ARE VALUABLE, AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS, SERVICES AND BRAND.

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

      Although we believe that our trademarks and proprietary technology do not and will not infringe patents or violate proprietary rights of others, it is possible that our trademark and proprietary rights may not be valid or that other parties may claim that we infringed their proprietary rights. In the event our products infringe proprietary rights of others, we may be required to modify the design of our products, change the name of products or obtain a license. There can be no assurance we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect upon us. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend an intellectual property infringement or proprietary rights violation action. Moreover, if our products infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us.

ACQUISITIONS COULD RESULT IN OPERATING DIFFICULTIES, DILUTION AND OTHER HARMFUL CONSEQUENCES.

      We do not have a great deal of experience acquiring companies. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

      o The need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies.

      o Diversion of management time and focus from operating our business to acquisition integration challenges.

      o Cultural challenges associated with integrating employees from the acquired company into our organization.

      o  Retaining employees from the businesses we acquire.

      o The need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management.

      The anticipated benefit of many of these acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

CHANGES IN ACCOUNTING RULES FOR STOCK-BASED COMPENSATION MAY ADVERSELY AFFECT OUR OPERATING RESULTS, OUR STOCK PRICE AND OUR COMPETITIVENESS IN THE EMPLOYEE MARKETPLACE.

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," which requires companies, starting

January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options and restricted stock) at fair value and to recognize these costs as expenses in the statements of income. We previously adopted the fair value based method of accounting pursuant to SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, prospectively. Management is in the process of evaluating the requirements of SFAS No. 123R. The final determination of the impact of this statement has not been completed. The recognition of these expenses in our statements of income could have a negative affect on our earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

THE TRADING PRICE FOR OUR COMMON STOCK MAY BE VOLATILE.

      The Company's common stock trades on the OTC Bulletin Board under the symbol "LINN." The trading price of our common stock has been historically volatile and will likely continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

      o Quarterly variations in our results of operations or those of our competitors.

      o Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

      o  Disruption to our operations or our data centers.

      o The emergence of new sales channels in which we are unable to compete effectively.

      o Our ability to develop and market new and enhanced products on a timely basis.

      o  Commencement of, or our involvement in, litigation.

      o  Any major change in our board or management.

      o Changes in governmental regulations or in the status of our regulatory approvals.

      o Recommendations by securities analysts or changes in earnings estimates.

      o Announcements by our competitors of their earnings that are not in line with analyst expectations.

      o  The volume of shares of common stock available for public sale.

      In addition, the OTC Bulletin Board, stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.

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

      There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of our shareowners was held on June 23, 2005 in Bellevue, Washington. Our common stock was the only class of securities entitled to vote at the Annual Meeting. Only shareowners of record at the close of business on May 10, 2005 ("Record Date") were entitled to receive notice and to vote at the Annual Meeting. As of the Record Date, there were 37,739,662 shares of common stock outstanding, each share entitled to one vote on each matter to be voted upon. There were 32,496,594 shares represented at the Annual Meeting in person or by proxy, representing 86 percent of the total number of shares outstanding.

PROPOSAL # 1 - The approval of a classified board of directors into three classes of directors with staggered three-year terms of office through an amendment to the Articles of Incorporation. This proposal, which required a majority of the outstanding shares of common stock for approval, failed to pass. The vote was as follows:

    PROPOSAL           FOR          AGAINST    ABSTAIN     NON-VOTE   % APPROVAL
    --------           ---          -------    -------     --------   ----------

Classified Board    10,704,422    11,661,973    89,042    10,041,157    28.36%

PROPOSAL # 2 - Election of directors. The following directors were elected to serve on the LION Board of Directors for a one-year term. No other director's term of office continued after the meeting. The vote was as follows:

          NAME                       FOR            WITHHELD      % APPROVAL
          ----                       ---            --------      ----------

   John A. McMillan              28,163,413         4,333,181       86.67%
   J.C. "Tuck" Marshall          26,536,999         5,959,595       81.66%
   Sam Ringer                    28,373,144         4,123,450       87.31%
   James D. Russo                25,587,112         6,909,482       78.74%
   David Stedman                 28,005,814         4,490,780       86.18%
   Randall D. Miles              26,498,903         5,997,691       81.54%
   Griffith J. Straw             25,484,506         7,012,088       78.42%

PROPOSAL # 3 - The approval of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares to 75 million from 50 million and to proportionately increase the number of authorized shares of preferred stock from 5 million to 7.5 million shares. This proposal, which required a majority of the outstanding shares of common stock for approval, failed to pass. The vote was as follows:

    PROPOSAL              FOR        AGAINST    ABSTAIN    NON-VOTE   % APPROVAL
    --------              ---        -------    -------    --------   ----------

Increase authorized    10,743,460   11,617,968   94,009   10,041,157    28.47%
shares of common and
preferred stock

PROPOSAL # 4 - The adoption of the Company's proposed 2005 Stock Incentive Plan. The number of shares to be authorized for this plan is 5 million shares. This proposal passed since the number of shares voted in favor of the proposal exceeded the number of shares voted against. The vote was as follows:

        PROPOSAL                          FOR            AGAINST      % APPROVAL
        --------                          ---            -------      ----------

2005 Stock Incentive Plan             15,070,339        7,265,249       67.47%

PROPOSAL # 5 - Ratification of the selection of Grant Thornton LLP as the Company's auditors for the fiscal year ending December 31, 2005. The proposal passed since the number of shares voted in favor of the proposal exceeded the number of shares voted against. The vote was as follows:

        PROPOSAL                          FOR            AGAINST      % APPROVAL
        --------                          ---            -------      ----------

Ratification of Grant Thornton LLP     31,085,306       1,146,191       96.44%

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


                                   LION, INC.
                                  (Registrant)

      Date: August 15, 2005                      By:  /s/ Randall D. Miles
            ---------------                           --------------------
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