Form 10QSB
period 2005-09-30
LION INC/WA
filed 2005-11-14
CIK 941179

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     As of November 8, 2005, approximately 38,239,642 shares of the Company's common stock were outstanding.

     Transitional Small Business disclosure Format (check one):   Yes |_| No |X|


================================================================================

                                   LION, Inc.
                                  Form 10 - QSB
                    For the Quarter Ended September 30, 2005

                                                                            PAGE
                                      INDEX                               NUMBER

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Balance Sheets at September 30, 2005 (unaudited) and                 3
          December 31, 2004

          Statements of Operations for the three and nine months
          ended September 30, 2005 and 2004 (unaudited)                        4

          Statements of Cash Flows for the nine months ended
          September 30, 2005 and 2004 (unaudited)                              5

          Notes to Financial Statements (unaudited)                            6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 11

Item 3    Controls and Procedures                                             27

PART II   OTHER INFORMATION

Item 6    Exhibits                                                            28

          Signatures                                                          29

                   PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      LION, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                                     September 30,
                                                          2005      December 31,
                                                      (Unaudited)       2004
                                                      -----------   -----------

CURRENT ASSETS
   Cash and cash equivalents                          $ 4,281,139   $ 4,518,300
   Accounts receivable, less allowance for doubtful
     accounts of $92,000 and $58,000 in 2005 and        1,246,632     1,841,840
     2004, respectively
   Deferred taxes                                         150,000       150,000
   Prepaid expenses and other                             579,341       436,888
                                                      -----------   -----------

      Total current assets                              6,257,112     6,947,028

PROPERTY AND EQUIPMENT - net                              909,786       931,079

OTHER ASSETS
   Goodwill                                             2,590,130     2,590,130
   Other assets                                           324,408        76,980
                                                      -----------   -----------

                                                      $10,081,436   $10,545,217
                                                      ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   316,308    $   294,235
   Accrued liabilities                                 1,128,757      1,334,659
   Current maturities of long-term obligations            38,611        255,621
   Deferred revenue                                      821,399      1,050,128
                                                     -----------    -----------

      Total current liabilities                        2,305,075      2,934,643

LONG-TERM OBLIGATIONS, less current maturities           972,209        995,305

COMMITMENTS AND CONTINGENCIES                                 --             --

STOCKHOLDERS' EQUITY
   Common stock - authorized, 50,000,000 shares of        38,231         37,431
     $.001 par value
   Additional contributed capital                     14,033,262     13,730,121
   Accumulated deficit                                (7,267,341)    (7,152,283)
                                                     -----------    -----------
                                                       6,804,152      6,615,269
                                                     -----------    -----------

                                                     $10,081,436    $10,545,217
                                                     ===========    ===========


The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three months ended               Nine months ended
                                           September 30,                   September 30,
                                   ----------------------------    ----------------------------
                                       2005            2004            2005            2004
                                   ------------    ------------    ------------    ------------
Revenues                           $  4,020,424    $  3,574,211    $ 12,060,136    $ 11,020,486

Expenses
   Direct costs                       1,573,364       1,276,822       4,883,714       4,069,452
   Selling and marketing                616,430         477,296       1,870,348       1,525,961
   General and administrative           905,321         993,968       3,158,150       3,058,395
   Research and development             576,241         611,194       1,844,557       1,908,001
   Depreciation and amortization        137,185         152,537         400,898         431,119
                                   ------------    ------------    ------------    ------------
                                      3,808,541       3,511,817      12,157,667      10,992,928
                                   ------------    ------------    ------------    ------------

      Operating income (loss)           211,883          62,394         (97,531)         27,558

Other income (expense)
   Interest expense                     (21,092)         (3,615)        (65,656)        (14,280)
   Interest income                       23,458           2,470          56,348           6,911
   Other income                           3,150              --           3,150         433,388
   Other expense                             --              --            (682)             --
                                   ------------    ------------    ------------    ------------

      Net income (loss)
      before tax                        217,399          61,249        (104,371)        453,577

Income tax expense (benefit)              4,286         (51,690)         10,687         (49,681)
                                   ------------    ------------    ------------    ------------

      NET INCOME (LOSS)            $    213,113    $    112,939    $   (115,058)   $    503,258
                                   ============    ============    ============    ============

Net income per common share,
   Basic                           $        .01    $         --    $         --    $        .02
                                   ============    ============    ============    ============
   Diluted                         $        .01    $         --    $         --    $        .01
                                   ============    ============    ============    ============


The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------

Cash flows from operating activities
  Net (loss) income                                    $ (115,058)   $  503,258
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities
      Depreciation and amortization                       400,898       431,119
      Loss on disposition of assets                           682            --
      Write off of capitalized software
        development costs                                      --        13,954
      Stock options and restricted stock issued
        to employees                                      161,266       205,651
      Common stock issued for services                         --        60,000
      Changes in assets and liabilities
        Accounts receivable                               595,208       177,119
        Other receivables                                      --       620,708
        Prepaid expenses and other                       (142,453)     (283,057)
        Accounts payable                                   22,073       112,461
        Accrued liabilities                              (205,902)     (655,296)
        Deferred revenue                                 (228,729)     (184,466)
        Other assets                                       32,572            --
                                                       ----------    ----------

           Net cash provided by operating activities      520,557     1,001,451
                                                       ----------    ----------

Cash flows from investing activities
  Capitalized software development costs                  (39,483)     (247,885)
  Purchase of property and equipment                     (340,804)     (140,544)
                                                       ----------    ----------

           Net cash used in investing activities         (380,287)     (388,429)
                                                       ----------    ----------

Cash flows from financing activities
  Restricted cash for letter of credit                   (280,000)           --
  Payments on notes payable and long-term obligations    (240,106)      (62,726)
  Proceeds from issuance of common stock on exercise
    of stock options and warrants                         142,675       178,471
                                                       ----------    ----------

           Net cash (used in) provided by
             financing activities                        (377,431)      115,745

                                                       ----------    ----------

Net (decrease) increase in cash and cash equivalents     (237,161)      728,767

Cash and cash equivalents at beginning of period        4,518,300     2,883,314
                                                       ----------    ----------

Cash and cash equivalents at end of period             $4,281,139    $3,612,081
                                                       ==========    ==========


The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A.   ORGANIZATION AND DESCRIPTION OF BUSINESS

      LION, Inc. (the "Company" or "LION"), a Washington corporation, generates mortgage leads through the Internet and is a technology and service provider of advanced business solutions that streamline the loan origination and fulfillment process in the mortgage industry. Through its subsidiary, Tuttle Risk Management Services LLC ("TRMS"), LION provides hands-on mortgage pipeline risk management for financial institutions that originate and then sell loans into the secondary market. From Leads to Loans to Capital Markets, LION offers consistent, seamless business solutions to consumers, brokers, realtors, originators and lenders. LION provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communication tools.

      The unaudited financial statements and related notes are presented in accordance with the instructions for interim financial statements in Rule 310(b) of Regulation S-B, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and included in its Form 10
- KSB of LION, Inc. and notes thereto for its fiscal year ended December 31, 2004.


NOTE B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of LION and its wholly-owned subsidiary, TRMS. All significant intercompany accounts and transactions have been eliminated.

2.    CASH AND CASH EQUIVALENTS

      For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

3.    REVENUE RECOGNITION

      LION generates revenue throughout the mortgage loan origination and fulfillment process. Subscription revenues are generated from mortgage brokers and agents who are provided electronic access to a database of mortgage offerings from LION's proprietary network of lenders throughout the United States. LION also generates revenue from advertisers who pay marketing fees for ad banners, web site promotion, and lead generation. Additionally, fees are earned related to mortgage originator and lender web site development and hosting. Revenues from the LockPoint Xtra(R), Pipeline Tools, and Risk Management Services product lines are generated primarily from transaction fees on closed and locked loan volumes as well as fees for related website development and implementation.

                            LION, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE B.   SIGNIFICANT ACCOUNTING POLICIES - Continued

3.    REVENUE RECOGNITION - CONTINUED

      We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. For multiple-element arrangements, the Company applies Emerging Issues Task Force ("EITF") Issue 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES that meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable.

       In certain hosting arrangements where the customer has the option to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to us to host the software, we account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) 97-2, SOFTWARE REVENUE RECOGNITION.

      Revenue from services is generally determined based on time and materials or monthly subscription fees. Revenue for services is recognized as the services are performed.

      Deferred revenue is recorded on prepaid subscriptions for periods ranging from 3 to 12 months and on advance billings or cash received for contracts that have undelivered elements.

4.    ACCOUNTS RECEIVABLE

      The Company's accounts receivable are due from companies in the mortgage industry, including lenders and mortgage brokers. Credit is extended to most customers, and collateral is generally not required. Payments for accounts receivable are due upon receipt of the invoice, but in some cases they may be due within 15 to 60 days depending on the products or services provided.

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

                            LION, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE B.   SIGNIFICANT ACCOUNTING POLICIES - Continued

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

6.    CAPITALIZED SOFTWARE DEVELOPMENT COSTS FOR INTERNAL USE

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

                            LION, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE B.   SIGNIFICANT ACCOUNTING POLICIES - Continued

9.    INCOME PER COMMON SHARE

      Basic income per share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. Common stock equivalents include options to purchase common stock. The weighted average number of common shares outstanding were 37,870,472 and 33,317,368 for the nine months ended September 30, 2005 and 2004, respectively, and 38,218,726 and 34,096,314 for the three months ended September 30, 2005 and 2004, respectively.

      Stock options to purchase 1,500,058 and 3,081,688 shares of common stock were included in the computation of diluted earnings per share for the three months ended September 30, 2005 and 2004, respectively. Stock options to purchase 1,700,511 shares of common stock were excluded in the computation of diluted earnings per share for the nine months ended September 30, 2005 as their effect was anti-dilutive, however, stock options to purchase 3,081,688 shares of common stock at September 30, 2004 were included in the computation of diluted earnings per share.

10.   ADVERTISING COSTS

      Advertising costs are expensed as incurred.

11.   RESEARCH AND DEVELOPMENT COSTS

      All expenditures for research and development costs are expensed in the period incurred. Costs eligible for capitalization under SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, were not material to the consolidated financial statements.

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

                            LION, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE B.   SIGNIFICANT ACCOUNTING POLICIES - Continued

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

                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                   --------------------   ---------------------
                                     2005        2004        2005        2004
                                   --------    --------   ---------    --------

Net income (loss), as reported     $213,113    $112,939   $(115,058)   $503,258

Add: Stock-based employee
compensation expense included
in reported net income (loss)        38,320      54,476     161,266     205,651

Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards*        (38,633)    (80,125)   (167,825)   (287,817)
                                   --------    --------   ---------    --------

Pro forma net income (loss)        $212,800    $  87,29   $(121,617)   $421,092
                                   ========    ========   =========    ========

Net income (loss) per share:
Basic and diluted - as reported    $    .01    $     --   $      --    $    .02
                                   ========    ========   =========    ========
Basic and diluted - pro forma      $    .01    $     --   $      --    $    .01
                                   ========    ========   =========    ========


* ALL AWARDS refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - awards for which the fair value was required to be measured under Statement 123.

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of financial instruments are accounted for in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires that the Company disclose the fair value of its financial instruments for which it is practicable to estimate fair value. The carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, accounts receivables, accounts payable and accrued liabilities meeting the definition of a financial instrument approximate fair value because of the short term maturity of these instruments. The fair value of long-term debt approximates fair value.

                            LION, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE B.   SIGNIFICANT ACCOUNTING POLICIES - Continued

16.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) (SFAS No. 123R), SHARE-BASED PAYMENT. This Standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements. We previously adopted the fair value based method of accounting pursuant to SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, prospectively. Management is in the process of evaluating the requirements of SFAS No. 123R. The final determination of the impact of this statement has not been completed.

      In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, ACCOUNTING CHANGES and SFAS No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is not practical. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company's financial position or results of operations.

      In September 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis and a foreign private issuer filing its annual report on Form 20-F or 40-F, must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007. This is a two-year extension from the previously established July 15, 2005 compliance date. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. LION will, therefore, be required to comply with
Section 404 of the Sarbanes-Oxley Act as of December 31, 2007.


NOTE C.   RESTRICTED CASH FOR LETTER OF CREDIT

      At September 30, 2005, the Company has $280,000 of restricted cash which is classified as a noncurrent asset. The restricted cash serves as collateral for an irrevocable letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to a lease for its San Rafael, California office space. The cash is held in custody by the issuing bank, is restricted as to its withdrawal or use, and is currently invested in short-term investments. In January 2007, the letter of credit may be reduced to $180,000. In July 2008, the letter of credit may be cancelled and replaced by a security deposit equal to the then current monthly rent.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

      We accomplished a number of important goals in the quarter and in the first nine months of the year. We've completed important technological and personnel integration milestones related to our acquisitions, launched new and improved existing product offerings, added three new Precision MTS customers increasing total customers on the platform to nine, signed four new lender customers for TRMS bringing to fourteen the total number of new risk management lender customers added during 2005, consolidated our California operations into one location, and strengthened the sales and support infrastructure for Mortgage 101 and TRMS.

      We returned to profitability in the third quarter with net income of approximately $213,000, which is an improvement over our net loss of $179,000 in the previous quarter and net income of $113,000 in the same quarter in the prior year. Year to date, we have narrowed our net loss to $115,000 compared to net income of approximately $503,000 for the same period in 2004. The 2004 results included a $433,000 gain in the second quarter related to an insurance settlement.

      Revenue for third quarter 2005 was slightly over $4.0 million, up 12.5 % from the same quarter in the prior year and up 1.0% from second quarter 2005. Revenue for the first nine months of 2005 was $12.1 million, up 9.4% from the same period in 2004. Our Mortgage 101, LION Pro and Retail Website product revenues remained flat in the third quarter compared to each of the first two quarters of the year. LockPoint Xtra(R) revenues were down slightly due to our focus on building our Precision MTS customer base and electing not to sell or market LockPoint Xtra(R) before the launch of our Precision MTS productivity suite. Our Capital Markets business unit, which includes our Pipeline Tools technology and hedge advisory services provided by TRMS, contributed revenue totaling $1.9 million in third quarter 2005, up 2% over the previous quarter. This increase was due primarily to improved loan volumes and the addition of new customers.

      Integration of our acquisitions and technology has taken longer and been more intrusive on operations than we had planned, but with most critical aspects of our acquisition integration now completed, as well as a number of other initiatives, we are now able to execute our growth plan and expect to begin to reap the benefit of our product bundling efforts. As a result, our improved profitability has come primarily from a reduction in operating expenses during the third quarter. Operating expenses were $3.8 million in third quarter 2005, 9% lower than in the previous quarter. For the first nine months of 2005, operating expenses increased to $12.2 million from $11.0 million for the same period last year. TRMS, which was acquired in October 2004, represented 16% and 15% of operating expenses for the three and nine month periods ended September 30, 2005, respectively.

      We ended the quarter with $4.6 million in cash inclusive of cash, cash equivalents and $280 thousand of restricted funds included in long-term other assets, which was similar to the previous quarter. Our balance sheet remains strong with approximately $4.0 million of working capital.

DETAILED RESULTS OF OPERATIONS

REVENUES

                             For three months ended September 30,      For nine months ended September 30,
                            -------------------------------------     -------------------------------------
(Dollars in thousands)             2005                2004                  2005                2004
                            ----------------     ----------------     -----------------     ---------------
LEADS
Mortgage 101                $  451        11%    $  475        13%    $ 1,361        11%    $ 1,546      14%

LOANS
LION Pro                       750        19%       815        23%      2,251        19%      2,346      21%
Retail Websites                658        16%       659        19%      1,974        16%      1,899      17%
LockPoint Xtra(R)              306         8%       334         9%        970         8%      1,519      14%
                            ------     -----     ------     -----     -------     -----     -------     ---
                             1,714        43%     1,808        51%      5,195        43%      5,764      52%

CAPITAL MARKETS
Pipeline Tools                 187         5%     1,291        36%        649         6%      3,710      34%
Risk Management Services     1,668        41%        --        --       4,855        40%         --      --
                            ------     -----     ------     -----     -------     -----     -------     ---
                             1,855        46%     1,291        36%      5,504        46%      3,710      34%

    Total revenues          $4,020       100%    $3,574       100%    $12,060       100%    $11,020     100%
                            ======     =====     ======     =====     =======     =====     =======     ===

      As summarized above, we have organized our product groupings to more closely align our business objectives by product with the customers we serve. These business units are Leads, Loans, and Capital Markets.

LEADS

      Our Leads business unit comprised 11% of total revenue for the three and nine months ended September 30, 2005. Revenue for our Leads unit, which consists of Mortgage 101, was flat in the third quarter compared to the first and second quarters. Revenue for the nine months ended September 30, 2005, declined by 12% over the comparable period for 2004. This decrease is indicative of lower loan volumes due to lower refinancing activity. We continue to experience heavy consumer traffic to our mortgage101.com Internet portal due to strong search engine placement attributable to being number 1, 2 or 3 on Google, MSN or Yahoo for keyword search "mortgage." We added new leadership early in the third quarter to develop and execute new strategies in our Mortgage 101 business unit, and at the beginning of the fourth quarter, we expanded our Mortgage 101 sales infrastructure with the goal of significantly increasing Mortgage 101 related revenue in 2006. Our plan is to broaden our lead distribution universe to include more large brokers and lenders, develop new strategies to generate higher advertising revenue, add more partnerships, connect our users with more vendor services and become licensed in key states to enable us to penetrate more deeply into the loan origination and fulfillment process to generate higher transactional revenue.

      MORTGAGE 101 is an interactive service provided through LION's www.mortgage101.com consumer portal which connects potential mortgage applicants with a network of mortgage lenders who offer mortgage programs, rates and services. Mortgage 101 also provides education to home buyers and owners through informative articles, interactive calculators and real-time rate comparison technology. This product is one of the leading sources of leads for real estate financing by mortgage originators and is a preferred platform for them to market to their customers. Through the Mortgage 101 brand, LION has grown its co-branded real estate sites to over 63,000, which consist of realtors, real estate offices, relocation sites, associations, and city portals. Traffic from these branded and co-branded sites along with search engine activity has averaged approximately 1.0 million unique visitors each month to our consumer portal during third quarter 2005. This compliments the consumer traffic received by our customers through the Mortgage 101 domain associated with the websites provided to them.

LOANS

      Our Loans business unit contributed 43% of total revenue for the three and nine months ended September 30, 2005. It includes our LION Pro, Retail Websites, and LockPoint Xtra(R) products. Revenue was flat during the third quarter in LION Pro and Retail Websites compared to the first and second quarters of 2005. LockPoint Xtra(R) recorded a slight quarter over quarter decline due to the loss of a customer in September 2005, which was partially offset by the addition of three new Precision MTS customers during the quarter bringing the total number of customers using the Precision MTS product to nine. For the nine months ended September 30, 2005 compared to the same period in the prior year, LockPoint Xtra(R) has experienced a revenue decline of 36% due to a combination of the loss of some legacy customers, a reduction in overall loan volume that reflects both seasonality and declining refinancing activity, and a retargeting of our sales efforts to focus on mid-sized mortgage originators through our Precision MTS product platform. We expect to be able to merge the strengths and feature sets of the products in the Loans business unit to offer more flexibility to a broader spectrum of lender customers.

      We now have a substantially more robust and stable platform to accommodate our expanding customer base and facilitate expansion of the product bundling opportunities associated with our Precision MTS marketing initiative. By early 2006, we plan to add alternative mortgage products, such as subprime, second and interest only mortgages, which will add new customers and enable us to capture incremental transaction fee revenue. These revenue opportunities were either not available to us previously or would have been difficult and costly to implement with our previous legacy technology platform. Streamlining our technology support needs and maintenance requirements will also result in expense savings and greater productivity and efficiency.

      LION PRO, used by over 7,600 mortgage brokers nationwide, consists of LION Loan Search, LoanLink (subprime loan exchange platform), News Now (high-value market data) and Ratesheets on Demand (aggregated mortgage ratesheets). It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily for 77 regions nationwide comprised of 88 participating lenders.

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

      LOCKPOINT XTRA(R) ("LPX") is a Point-of-Sale and back office suite of products that provide rate distribution, float registration, real-time risk-based pricing and rate locking capabilities in a loan originator's website, loan center or call center environment. The LockPoint Xtra(R) service is provided to lenders, investors and conduits that are LION licensees and delivers the ability to maintain their product and pricing rules and expressions, and to publish risk-based lockable loan prices to their customer base via LPX client applications.

      PRECISION MARKETING PRODUCTIVITY SUITE, which is included in LPX REVENUE, is a complete marketing, pricing and delivery solution for retail, wholesale and correspondent mortgage origination channels. This product suite streamlines the loan fulfillment process and reduces the cost of originating a loan by creating a centralized platform to manage a company's products and pricing. The product suite features corporate wholesale and retail websites, online advertising, lead generation, loan productivity tools, a product eligibility and pricing engine, mortgage pipeline hedging and risk management, software development and data communications tools. Lenders have the flexibility to acquire a powerful turnkey mortgage marketing and price distribution system or install each component separately to accommodate an organization's growing needs.

CAPITAL MARKETS

      The Capital Markets business unit comprised 46% of total revenue for the three and nine months ended September 30, 2005. It includes Pipeline Tools technology and hedge advisory services provided by TRMS. Revenue for the group as a whole increased slightly in the third quarter compared to the second quarter due to steady closed loan volumes and adding four new TRMS customers for a total of fourteen new TRMS customers year to date. We expect the group to continue to enhance its revenue, in part as a result of our continuing success in attracting new customers. Our Capital Markets sales pipeline continues to exhibit strength, and we have added to our sales force and support group to aid our expansion plans.

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

OPERATING EXPENSES

                                    For three months ended              For nine months ended
                                         September 30,                      September 30,
                                ------------------------------    ----------------------------------
(Dollars in thousands)               2005             2004             2005               2004
                                -------------    -------------    --------------     ---------------
                                         % of             % of              % of               % of
                                          Rev              Rev               Rev                Rev
                                ------    ---    ------    ---    -------    ----    -------    ----
Direct costs                    $1,574    39%    $1,277    36%    $ 4,884     41%    $ 4,070     37%
Selling and marketing              617    15%       477    13%      1,870     16%      1,526     14%
General and administrative         905    23%       994    28%      3,158     26%      3,058     28%
Research and development           576    14%       611    17%      1,845     15%      1,908     17%
Depreciation and
     amortization                  137     4%       153     4%        401      3%        431      4%
                                ------    --     ------    --     -------    ---     -------    ---

    Total operating expenses    $3,809    95%    $3,512    98%    $12,158    101%    $10,993    100%
                                ======    ==     ======    ==     =======    ===     =======    ===

      Quarterly operating expenses declined during third quarter 2005 compared to the first two quarters of the year. During the first half of 2005, there were higher expenses associated with our regulatory compliance activities mandated by Sarbanes-Oxley, severance expenses related to headcount reductions due to efficiencies made possible by progress we made in integrating our acquisitions, audits, annual meetings, and other consolidation efforts. Operating expenses increased to $3.8 million in third quarter 2005 compared to $3.5 million in the same quarter in the prior year and increased to $12.2 million for the nine months ended September 30, 2005 compared to $11.0 million in the same period in the prior year. The increases are primarily due to TRMS operating costs which did not begin until October 2004 which were offset by cost reductions due to our integration and consolidation efforts noted above. Operating expenses for fourth quarter 2005 are expected to approximate those for the third quarter just ended as a result of these integration and consolidation efforts.

DIRECT COSTS

      Direct costs are comprised primarily of website fulfillment, technology infrastructure support, product and contract support, product deployment, and TRMS trading desk and support services. Direct costs declined to $1.57 million for the third quarter 2005 compared to $1.62 million for the previous quarter. This was due primarily to our consolidation efforts which allowed us to reduce our technology infrastructure support services and database management resources. For the first nine months of 2005, direct costs were $4.88 million, up from $4.07 million for the comparable period in the prior year. Most of the increase is due to the TRMS operation which was not acquired until October 2004. This increase was partially offset by lower headcount required for LION in 2005 compared to 2004 due to product and IT integration efforts throughout 2004 and the first half of 2005.

SELLING AND MARKETING

      Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses were $617,000 in third quarter 2005 which was comparable to the previous quarter. For the first nine months of 2005, selling and marketing expenses were $1.9 million compared to $1.5 million for the same period last year. This increase was due to the addition of the TRMS operations, ads in periodicals and increased advertising for Mortgage 101 leads.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses for third quarter 2005 were $905,000 compared to $1.2 million for second quarter 2005. The decrease is due primarily to non-recurring expenses during the second quarter related to both severance payments and Sarbanes-Oxley section 404 compliance efforts completed by the end of second quarter. In addition, there is reduced headcount in the third quarter compared to the second quarter due to our consolidation efforts throughout the first half of 2005. For the first nine months of 2005, general and administrative expenses were $3.2 million compared to $3.1 million for the same period a year ago. Due to consolidation efforts during the first nine months of 2005, general and administrative expenses in the fourth quarter are expected to be similar to the third quarter.

RESEARCH AND DEVELOPMENT

      Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses decreased to $576,000 for third quarter 2005 from $606,000 for the previous quarter. For the first nine months of 2005, research and development expenses were $1.84 million compared to $1.91 million in the same period in the prior year. The reductions reflect our consolidation efforts related to product development and relocating research and development efforts into one location.

DEPRECIATION AND AMORTIZATION

      The decrease in depreciation and amortization expense in the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year is due to certain internally developed software for internal use being fully depreciated by the end of 2004, offset by additional depreciation related to the purchase of equipment, computers and software.

INTEREST EXPENSE AND INTEREST INCOME

      Interest expense is comprised of interest on 10 percent promissory notes which were paid off in mid-February 2005, 8 percent promissory notes totaling $972,000 related to the TRMS acquisition, and various debt related to capitalized leases. The promissory notes did not exist during the first nine months of 2004.

      Interest income in nine months of 2005 compared to the same period in the prior year has increased due to additional funds that can be invested along with a rising interest rate environment. Investments during the first nine months of 2005 have maturities of not greater than three months so as to take advantage of this rising interest rate environment.

OTHER INCOME

      Other income reported in 2004 includes $433,000 net of legal expenses related to a settlement with our insurance carrier for the reimbursement of defense and indemnity costs related to litigation completed in June 2002.

FINANCIAL POSITION

      At September 30, 2005, we had approximately $4,281,000 in cash and cash equivalents after reclassifying $280,000 to noncurrent assets as restricted cash for a letter of credit on leased office space for our California operations. The change in cash and cash equivalents is as follows:

                                                            Nine months ended
                                                              September 30,
                                                          ---------------------
(Dollars in thousands)                                      2005         2004
                                                          --------     --------

Net (loss) income                                         $   (115)    $    503
Non-cash items                                                 563          711
Changes in working capital                                      73         (213)
                                                          --------     --------
  Net cash provided by operating activities                    521        1,001

  Net cash used in investing activities                       (381)        (388)

Restricted cash for letter of credit                          (280)          --
Other net uses of cash for financing activities                (97)         116
                                                          --------     --------
  Net cash (used in) provided by financing activities         (377)         116

Net (decrease) increase in cash and cash equivalents          (237)         729
Cash and cash equivalents at beginning of period             4,518        2,883
                                                          --------     --------
Cash and cash equivalents at end of period                $  4,281     $  3,612
                                                          ========     ========

      Cash provided from operating activities during the nine month period ended September 30, 2005 was approximately $521,000. Our working capital was $3.95 million at September 30, 2005, compared to $4.01 million at December 31, 2004. Our current assets reflect the recognition of a $150,000 deferred tax asset discussed below.

      During the nine month period ended September 30, 2005, we funded our activities from cash provided by operations, from payments on accounts receivable and from the exercise of stock options. Cash and cash equivalents are expected to fund near-term operations.

NON-CASH ITEMS

      Non-cash items are primarily depreciation and amortization and stock option expense for both the nine month periods ended September 30, 2005 and 2004.

WORKING CAPITAL AND OPERATING ACTIVITIES

      During the nine months ended September 30, 2005, our investment in working capital increased due to increases in payments on accounts receivable and an increase in accounts payable due to our normal business operating cycle. This increase was offset by payments of incentive bonuses accrued in fourth quarter 2004 to various personnel due to integration efforts throughout 2004, payments related to compliance activities mandated by Section 404 of Sarbanes-Oxley and severance expenses related to a second quarter headcount reduction to take advantage of the efficiencies made possible by progress we made in integrating our acquisitions.

      During the nine months ended September 30, 2004, our investment in working capital increased primarily due to the settlement with our insurance carrier totaling $433,000, revenue growth, primarily from the Retail Websites and Pipeline Tools product lines, and payments on accounts receivable. The accounts receivable payments were primarily from large accounts receivable balances acquired in the Ignition asset purchase, which were offset by a pay down of accrued liabilities related to legal, accounting and other fees associated with the acquisition of the Ignition assets and an increase in prepaid expenses on various maintenance agreements on the equipment and software in the Company's datacenters.

INVESTING ACTIVITIES

      During the nine months ended September 30, 2005, investing activities used cash of approximately $380,000, which primarily consisted of upgrades to computer hardware and software and capital expenditures on our new lease space for our California operations which consolidated our TRMS, Pipeline Tools and IT infrastructure groups.

      During the nine months ended September 30, 2004, investing activities used cash of approximately $388,000, which primarily consisted of the capitalized portion of software development costs related to the enhancement of underlying infrastructure delivering various product lines and upgrades to computer hardware and software.

FINANCING ACTIVITIES

      During the nine months ended September 30, 2005, net cash used in financing activities totaled $377,000 which included $280,000 of cash that was restricted for a letter of credit related to the office lease for our California operations, payoff of our 10 percent promissory notes totaling approximately $193,000 related to the TRMS acquisition, and payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades. This was offset by the exercise of stock options during the period totaling approximately $143,000.

      During the nine months ended September 30, 2004, net proceeds from financing activities were approximately $116,000. Warrants and stock options were exercised during the period totaling approximately $178,000. This was offset by payments totaling approximately $63,000 on notes payable and capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades.

OVERALL LIQUIDITY AND CAPITAL RESOURCES

      It is management's assessment that current working capital and that which will be created through operations should be adequate for our growth plans and capital expenditure needs throughout 2005 and into 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The reporting of results of our operations and financial condition in the preparation of our financial statements could differ significantly from our estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see Note B, Summary of Significant Accounting Policies, to our consolidated financial statements.

      REVENUE RECOGNITION

      We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. For multiple-element arrangements, the Company applies Emerging Issues Task Force ("EITF") Issue 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES that meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable.

       In certain hosting arrangements where the customer has the option to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to us to host the software, we account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) 97-2, SOFTWARE REVENUE RECOGNITION.

      Revenue from services is generally determined based on time and materials or monthly subscription fees. Revenue for services is recognized as the services are performed.

      DEFERRED TAXES

      We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we will record a valuation allowance against deferred tax assets.

      During the fourth quarter of 2004, the Company recognized a tax benefit of $150,000. This tax benefit was the result of the recognition of a net deferred tax asset. Realization of the net deferred asset is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,460,000 available to offset future income which expire in 2018 through 2022. Although realization is not assured, management believes it is more likely than not that a portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company has established a valuation allowance of $1.07 million and $1.44 million as of December 31, 2004 and 2003, respectively, due to the uncertainty of future realization of the net deferred tax assets. Utilization of these carryforwards could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code Section 382.

      IMPAIRMENT OF GOODWILL

      We periodically assess goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) (SFAS No. 123R), SHARE-BASED PAYMENT. This Standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements. We previously adopted the fair value based method of accounting pursuant to SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, prospectively. Management is in the process of evaluating the requirements of SFAS No. 123R. The final determination of the impact of this statement has not been completed.

      In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, ACCOUNTING CHANGES and SFAS No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is not practical. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company's financial position or results of operations.

      In September 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis and a foreign private issuer filing its annual report on Form 20-F or 40-F, must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007. This is a two-year extension from the previously established July 15, 2005 compliance date. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. LION will, therefore, be required to comply with
Section 404 of the Sarbanes-Oxley Act as of December 31, 2007.


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

      We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $15.2 million in 2004 from $8.1 million in 2003 and from $6.4 million for 2002. However, during 2003 and 2004, revenues quarter to quarter have at times remained flat and have done so during the first three quarters of 2005. Had it not been for the strategic acquisition of the Ignition assets in December 2003 and the acquisition of Tuttle Risk Management Services in October 2004, revenue growth targets year over year would not have been achieved in 2004 and the likelihood of achieving targets for 2005 much more difficult. We had ten consecutive quarters of profitability beginning with the third quarter of 2002 through the fourth quarter of 2004, but incurred a net loss for each of the first two quarters of 2005 before returning to profitability in the third quarter. We expect revenue in the fourth quarter to be consistent with the first three quarters of 2005 and the fourth quarter to be modestly profitable.

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

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

      We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION. We are continuing to create the redundancies that will reduce the reliance on these individuals, but have not completed this task and will not for at least the remainder of 2005 and into 2006. Furthermore, we have not entered into employment agreements with these significant employees except for our upper management team. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options or restricted stock grants, which serve to retain and motivate key employees as they become vested in their equity. While management personnel are typically granted additional stock options or restricted stock grants, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at LION, the initial grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial grant. Stockholders approved at our 2005 annual meeting a stock incentive plan which will allow a flexible stock compensation program which we believe will be important in our ability to attract and retain the best available employees. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

      Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line as a result of the acquisition of Ignition assets and TRMS carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. As part of the acquisition, LION became the assignee of certain customer contracts, most of which have initial contract periods or renewals expiring in 2005 and 2006 and typically have renewable successive one-year terms and in a few cases successive two-year terms. Revenues from these acquired contracts comprised approximately 54% of our total revenues for the first nine months of 2005. Several LockPoint Xtra(R) and Pipeline Tools customers did not renew their contracts with us during 2004 and during the first nine months of 2005. Included among those customer terminations was an LPX customer that did not renew its contract at the end of third quarter and a Pipeline Tools customer that also did not renew its contract during the fourth quarter with the combined revenue loss in the fourth quarter totaling approximately $170,000. However, we have signed 3 new Precision MTS customers during the third quarter bringing to 9 the number of customers using the LPX / Precision MTS platform, and 4 new lender customers for our TRMS risk management services bringing to 14 the number of new customer wins in 2005 for our capital markets group.

      There can be no assurance that the existing large customers will renew their contracts, or that we will be able to attract new customers at rates sufficient to maintain a stable or growing revenue base. We have also experienced an anticipated but significant decline in loan volumes in the LPX, Pipeline Tools, and Risk Management Services product lines compared to 2004 although volumes improved in the second and third quarters of 2005 compared to first quarter. If we are unsuccessful in enrolling new customers to equalize the attrition rate of existing customers, or to offset a decline in transactional volume, our overall share of the advanced business solution market could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

      We do not have multiple site capacity for our LION Pro, Mortgage 101 or Retail Web Site services, however, we do have this in place for our LockPoint Xtra(R) and Pipeline Tools services. We are in the process of developing multiple site capacity for all of our services, but this will not be completed until some time late in 2005 and possibly into 2006. We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful servers. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. The prospect of such unscheduled interruptions is possible in the foreseeable future, and we are unable to predict their occurrence, duration or cessation.

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

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, to furnish a report by our management on our internal control over financial reporting. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Our Annual Report must also contain a report that our independent auditors have issued attesting to management's assessment of our internal controls.

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

      During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

      We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is very little precedent available by which to measure compliance with the new Auditing Standard No. 2. If we are not able to complete our assessment under
Section 404 in a timely manner, we and our auditors would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2007.

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

      In general, we are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for the fiscal year ended December 31, 2007. This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting. We intend to continue to refine and improve our internal controls on an ongoing basis. During this process, we may identify items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

      There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS

(a) Exhibits listing:

EXHIBIT
NUMBER   DESCRIPTION

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LION, INC.
                                  (Registrant)

      Date: November 14, 2005                       By:  /s/ Randall D. Miles
            -----------------                            --------------------
                                                         Randall D. Miles
                                                         Chief Executive Officer