Form 10KSB/A
period 2004-12-31
LION INC/WA
filed 2006-02-09
CIK 941179

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

                                  FORM 10-KSB/A

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                      INDEX


                                                                                                   Page
PART I
ITEM 1.            Description of Business                                                           1
ITEM 2.            Description of Property                                                           9
ITEM 3.            Legal Proceedings                                                                 9
ITEM 4.            Submission of Matters To a Vote of Security Holders                               9

PART II
ITEM 5.            Market for Common Equity and Related Stockholder Matters                         10
ITEM 6.            Management's Discussion and Analysis                                             10
ITEM 7.            Financial Statements                                                             24
ITEM 8.            Changes In and Disagreements With Accountants on Accounting
                   and Financial Disclosure                                                         48
ITEM 8A            Controls and Procedures                                                          48
ITEM 8B            Other Information                                                                48

PART III
ITEM 9.            Directors and Executive Officers of the Registrant                               49
ITEM 10.           Executive Compensation                                                           55
ITEM 11.           Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                                       57
ITEM 12.           Certain Relationships and Related Transactions                                   59
ITEM 13.           Exhibits                                                                         60
ITEM 14.           Principal Accounting Fees and Services                                           62
                   Signatures                                                                       63

  EXPLANATORY NOTE

         We are filing this Amendment No. 1 to our Form 10-KSB for the year ended December 31, 2004 (the "Form 10-KSB"), originally filed with the Securities and Exchange Commission on March 31, 2005, to expand disclosures of our critical accounting policies in the Management's Discussion and Analysis section, and to include the conformed signature page on the report from our independent accounting firm which was inadvertently omitted from the initial filing. Except as noted above, this amendment is not intended to supplement, amend or update other information presented in this annual report as originally filed.

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

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's common stock trades on the OTC Bulletin Board under the symbol "LINN." The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:

   Fiscal Year Ended December 31,          2004                   2003
                                  ---------------------  ----------------------
                                    HIGH          LOW      HIGH          LOW
                                    ----          ---      ----          ---
   First Quarter                   $0.600       $0.200    $0.085       $0.040
   Second Quarter                   0.740        0.420     0.170        0.060
   Third Quarter                    0.610        0.300     0.320        0.090
   Fourth Quarter                   0.550        0.390     0.330        0.120

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

CONDENSED RESULTS

                                      Three months ended                  For the Year Ended
                                          December 31,                        December 31,
                                 ------------------------------      ------------------------------
                                     2004              2003              2004              2003
                                 ------------      ------------      ------------      ------------
Revenues                         $  4,171,275      $  2,632,606      $ 15,191,761      $  8,068,030
Operating expenses                  4,082,571         2,220,502        15,075,499         7,294,120
                                 ------------      ------------      ------------      ------------
    Operating income                   88,704           412,104           116,262           773,910
Other (expense) income - net          (19,024)           (5,175)          406,995           (17,117)
                                 ------------      ------------      ------------      ------------
                                       69,680           406,929           523,257           756,793
Income tax (benefit) expense          (43,225)           29,739           (92,906)           29,739
                                 ------------      ------------      ------------      ------------
Extraordinary gain - net              112,905           377,190           616,163           727,054
                                           --         2,027,675                --         2,027,675
                                 ------------      ------------      ------------      ------------
    Net income                   $    112,905      $  2,404,865      $    616,163      $  2,754,729
                                 ============      ============      ============      ============

Net income per common share,
        Basic                    $         --      $        .08      $        .02      $        .09
                                 ============      ============      ============      ============
        Diluted                  $         --      $        .07      $        .02      $        .08
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

DETAILED RESULTS OF OPERATIONS

REVENUES

                                                                         For the year
                             ---------------------------------------------------------------------------------------------------
                                         2004                              2003                               Change
                             -----------------------------     -----------------------------     -------------------------------
LEADS
Mortgage 101                 $ 1,959,114               13%     $ 2,257,281               28%     $  (298,167)              (13)%


LOANS
Lion Pro                       3,145,270               21%       2,964,500               37%         180,770                 6%
Retail web sites               2,541,401               17%       2,117,499               26%         423,902                20%
LockPoint Xtra                 1,922,863               12%         308,378                4%       1,614,485               523%
                             -----------              ---      -----------              ---      -----------       -----------
                               7,609,534               50%       5,390,377               67%       2,219,157                41%

CAPITAL MARKETS
Pipeline Tools                 4,144,412               27%         420,372                5%       3,724,040               886%
Risk Management Services       1,478,701               10%              --               --        1,478,701                --
                             -----------              ---      -----------              ---      -----------       -----------
                               5,623,113               37%         420,372                5%       5,202,741             1,238%


Total revenues               $15,191,761              100%     $ 8,068,030              100%     $ 7,123,731                88%
                             ===========              ===      ===========              ===      ===========                ==

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

OPERATING EXPENSES

                                          2004                   2003
                                  --------------------   ---------------------
                                                % of                    % of
                                     Amount    Revenue      Amount     Revenue
                                  -----------  -------   -----------   -------

Direct costs                      $ 5,775,042    38%     $ 1,735,428     21%
Selling and marketing               2,027,214    13%       2,240,197     28%
General and administrative          4,198,373    28%       2,451,645     30%
Research and development            2,499,713    16%         383,903      5%
Depreciation and amortization         575,157     4%         482,947      6%
                                  -----------    --      -----------     --

Total operating expenses          $15,075,499    99%     $ 7,294,120     90%
                                  ===========    ==      ===========     ==

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

         At December 31, 2004, we had approximately $4,518,000 in cash and cash equivalents and approximately $4 million of working capital. The change in cash and cash equivalents is as follows:

                                                        2004            2003
                                                     -----------    -----------
CASH FLOW SUMMARY
Net income before extraordinary items                $   616,163    $   727,054
Non-cash items                                           776,551         59,033
Changes in working capital                               636,700         40,187
                                                     -----------    -----------
Net cash provided by operating activities              2,029,414      1,226,274
Net cash (used in) provided by investing activities     (454,120)     1,292,762
Net cash provided by (used in) financing activities       59,692        (39,639)
                                                     -----------    -----------
Net increase in cash and cash equivalents              1,634,986      2,479,397
Cash and cash equivalents at beginning of year         2,883,314        403,917
                                                     -----------    -----------
Cash and cash equivalents at end of year             $ 4,518,300    $ 2,883,314
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

                                                   Payments Due by Period
                                   -------------------------------------------------------
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

CRITICAL ACCOUNTING POLICIES

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The reporting of results of our operations and financial condition in the preparation of our financial statements could differ significantly from our estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see Note A, Summary of Accounting Policies, to our consolidated financial statements.

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

         During the fourth quarter of 2004, the Company recognized a tax benefit of $150,000. This tax benefit was the result of the recognition of a net deferred tax asset. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,460,000 available to offset future income which expire in 2018 through 2022. Although realization is not assured, management believes it is more likely than not that a portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company has established a valuation allowance of $1.07 million and $1.44 million as of December 31, 2004 and 2003, respectively, due to the uncertainty of future realization of the net deferred tax assets. Utilization of these carryforwards could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code Section 382.

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

/s/  Grant Thornton LLP

Portland, Oregon
February 25, 2005

                            LION, Inc. and Subsidiary
                                 BALANCE SHEETS
                                  December 31,

                                     ASSETS

                                                                                                     2004                  2003
                                                                                                 ------------          ------------
CURRENT ASSETS
    Cash and cash equivalents                                                                    $  4,518,300          $  2,883,314
    Accounts receivable, less allowance for doubtful accounts of
       $58,000 and $132,000 in 2004 and 2003, respectively                                          1,841,840             2,141,264
    Other receivables                                                                                      --               620,708
    Deferred taxes                                                                                    150,000                    --
    Prepaid expenses and other                                                                        436,888               361,975
                                                                                                 ------------          ------------

         Total current assets                                                                       6,947,028             6,007,261

PROPERTY AND EQUIPMENT, net                                                                           931,079             1,025,153

OTHER ASSETS
    Goodwill - net                                                                                  2,590,130               273,955
    Other assets                                                                                       76,980                82,908
                                                                                                 ------------          ------------

                                                                                                 $ 10,545,217          $  7,389,277
                                                                                                 ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                             $    294,235          $    189,727
    Accrued liabilities                                                                             1,334,659             1,647,931
    Current maturities of long-term obligations                                                       255,621                82,452
    Deferred revenue                                                                                1,050,128             1,306,224
                                                                                                 ------------          ------------

         Total current liabilities                                                                  2,934,643             3,226,334

LONG - TERM OBLIGATIONS, less current maturities                                                      995,305                85,822

COMMITMENTS AND CONTINGENCIES                                                                              --                    --

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
       liquidation value $900,000 at December 31, 2003                                                     --                 1,500
    Common stock - authorized, 50,000,000 shares of $.001 par value                                    37,431                31,819
    Additional contributed capital                                                                 13,730,121            11,812,248
    Accumulated deficit                                                                            (7,152,283)           (7,768,446)
                                                                                                 ------------          ------------
                                                                                                    6,615,269             4,077,121
                                                                                                 ------------          ------------

                                                                                                 $ 10,545,217          $  7,389,277
                                                                                                 ============          ============



The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary
                            STATEMENTS OF OPERATIONS
                             Year ended December 31,

                                                                                                  2004                     2003
                                                                                              ------------             ------------
Revenues                                                                                      $ 15,191,761             $  8,068,030

Expenses
    Direct costs                                                                                 5,775,042                1,735,428
    Selling and marketing                                                                        2,027,214                2,240,197
    General and administrative                                                                   4,198,373                2,451,645
    Research and development                                                                     2,499,713                  383,903
    Depreciation and amortization                                                                  575,157                  482,947
                                                                                              ------------             ------------
                                                                                                15,075,499                7,294,120
                                                                                              ------------             ------------

         Operating income                                                                          116,262                  773,910

Other income (expense)
    Interest expense                                                                               (40,171)                 (20,214)
    Interest income                                                                                 12,075                    3,097
    Other income                                                                                   435,091                       --
                                                                                              ------------             ------------

         Net income before tax and extraordinary gain                                              523,257                  756,793

    Income tax (benefit) expense                                                                   (92,906)                  29,739
                                                                                              ------------             ------------

         Net income before extraordinary gain                                                      616,163                  727,054

    Extraordinary gain - net of income tax expense of $76,271                                           --                2,027,675
                                                                                              ------------             ------------

         NET INCOME                                                                           $    616,163             $  2,754,729
                                                                                              ============             ============

Per common share basic
  Income before extraordinary gain                                                            $        .02             $        .03
  Income from extraordinary gain                                                                        --                      .06
                                                                                              ------------             ------------

         Net income                                                                           $        .02             $        .09
                                                                                              ============             ============

Per common share diluted
  Income before extraordinary gain                                                            $        .02             $        .02
  Income from extraordinary gain                                                                        --                      .06
                                                                                              ------------             ------------

         Net income                                                                           $        .02             $        .08
                                                                                              ============             ============



The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2004 and 2003

                                                  Preferred stock         Common stock
                                                --------------------   -------------------  Additional
                                                                                            contributed   Accumulated
                                                  Shares     Amount      Shares    Amount     capital       deficit         Total
                                                ----------   -------   ----------  -------  -----------   ------------   ----------
Balance at December 31, 2002                     1,500,000   $ 1,500   31,441,978  $31,442  $11,741,101   $(10,523,175)  $1,250,868
Issuance of common stock in conjunction
   with exercise of stock options                       --        --      101,116      101       19,066             --       19,167
Common stock issued in lieu of
   compensation                                         --        --      276,000      276       19,360             --       19,636
Employee compensation from stock options                --        --           --       --       31,699             --       31,699
Issuance of stock options for consulting
   services received                                    --        --           --       --        1,022             --        1,022
Net income for the year                                 --        --           --       --           --      2,754,729    2,754,729
                                                ----------   -------   ----------  -------  -----------   ------------   ----------
Balance at December 31, 2003                     1,500,000     1,500   31,819,094   31,819   11,812,248     (7,768,446)   4,077,121
Conversion of preferred stock into common
   stock                                        (1,500,000)   (1,500)   1,541,550    1,542          (42)            --           --
Issuance of common stock in conjunction
   with exercise of stock options                       --        --      362,884      363       63,276             --       63,639
Issuance of common stock in conjunction
   with exercise of warrants                            --        --      333,334      333      133,001             --      133,334
Issuance of common stock upon exercise of
   stock options, net of common stock
   repurchase                                           --        --      165,000      165         (165)            --           --
Common stock issued for services received               --        --      115,385      115       59,885             --       60,000
Employee compensation from stock options                --        --           --       --      279,143             --      279,143
Issuance of common stock in conjunction
   with purchase of TRMS                                --        --    3,094,290    3,094    1,327,450             --    1,330,544
Tax benefit as a result of stock option
   exercises                                            --        --           --       --       55,325             --       55,325
Net income for the year                                 --        --           --       --           --        616,163      616,163
                                                ----------   -------   ----------  -------  -----------   ------------   ----------
Balance at December 31, 2004                            --   $    --   37,431,537  $37,431  $13,730,121   $ (7,152,283)  $6,615,269
                                                ==========   =======   ==========  =======  ===========   ============   ==========



The accompanying notes are an integral part of these statements.

                            LION, Inc. and Subsidiary
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                                                      2004                  2003
                                                                                                   -----------          -----------
Cash flows from operating activities
    Net income before extraordinary gain                                                           $   616,163          $   727,054
    Adjustments to reconcile net income before extraordinary gain to net cash provided by operating activities
          Depreciation and amortization                                                                575,157              482,947
          Write off of capitalized software development costs                                           13,954                   --
          Stock options issued to employees and contractors                                            279,143               32,721
          Common stock issued in lieu of cash compensation                                                  --               19,636
          Tax on extraordinary gain                                                                         --              (76,271)
          Common stock issued for services received                                                     60,000                   --
          Deferred income tax asset                                                                   (150,000)                  --
          Gain on sale of assets                                                                        (1,703)                  --
          Changes in assets and liabilities
              Accounts receivable                                                                    1,073,011             (101,824)
              Other receivables                                                                        620,708                   --
              Prepaid expenses and other                                                                 3,975              (11,510)
              Accounts payable                                                                         104,508             (410,532)
              Accrued liabilities                                                                     (496,838)             473,980
              Deferred revenue                                                                        (377,096)              90,073
              Other assets                                                                            (291,568)                  --
                                                                                                   -----------          -----------

                  Net cash provided by operating activities                                          2,029,414            1,226,274

Cash flows from investing activities
    Capitalized software development costs                                                            (288,061)            (309,998)
    Net cash received in connection with purchase of assets                                                 --            1,721,235
    Cash received on purchase of TRMS                                                                   21,685                   --
    Cash received on sale of assets                                                                      1,805                   --
    Purchases of property and equipment                                                               (189,549)            (118,475)
                                                                                                   -----------          -----------

                  Net cash (used in) provided by investing activities                                 (454,120)           1,292,762

Cash flows from financing activities
    Tax benefit on stock options exercised                                                              55,325                   --
    Payments on long-term obligations                                                                 (192,606)             (58,806)
    Proceeds from issuance of common stock and exercise of stock options                               196,973               19,167
                                                                                                   -----------          -----------

                  Net cash provided by (used in) financing activities                                   59,692              (39,639)
                                                                                                   -----------          -----------

Net increase in cash and cash equivalents                                                            1,634,986            2,479,397

Cash and cash equivalents at beginning of period                                                     2,883,314              403,917
                                                                                                   -----------          -----------

Cash and cash equivalents at end of period                                                         $ 4,518,300          $ 2,883,314
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

     The Company issued options to purchase 993,751 and 3,635,000 shares during the years ended December 31, 2004 and 2003, respectively, under the 1998 Stock Option Plan (the "Plan"). Compensation expense is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. The Company will recognize compensation expense of $428,207 and $765,580 over the vesting period for these options granted during the years ended December 31, 2004 and 2003, respectively. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to all employee awards.

                                                                     2004         2003
                                                                  ---------    ----------
Net income, as reported                                           $ 616,163    $2,754,729
Add: Stock-based employee compensation expense included in
reported net income                                                 279,143        31,699

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net
ofrelated tax effects                                              (363,101)     (334,487)
                                                                  ---------    ----------
Pro forma net income                                              $ 532,205    $2,451,941
                                                                  =========    ==========
Net income per share:
    Basic - as reported                                           $     .02    $      .09
    Diluted - as reported                                         $     .02    $      .08
    Basic - pro forma                                             $     .02    $      .08
    Diluted - pro forma                                           $     .01    $      .07

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

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

                      At October 13, 2004
-----------------------------------------------------------------

     ASSETS
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

     LIABILITIES
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

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE B - BUSINESS COMBINATIONS - Continued

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                      At December 8, 2003
     ------------------------------------------------------

     ASSETS
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

     LIABILITIES
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


NOTE D - ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of December 31:

                                                       2004             2003
                                                    -----------     -----------
 Salaries                                           $   520,684     $   271,655
 Payroll taxes                                          159,629         116,918
 Vacation                                               321,599         152,066
 Severance                                                    -         620,708
 Federal, state, and local taxes                        167,617         241,670
 Acquisition costs                                            -          82,500
 Other                                                  165,130         162,414
                                                    -----------     -----------
                                                    $ 1,334,659     $ 1,647,931
                                                    ===========     ===========

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE E - LONG-TERM OBLIGATIONS

                                                                                                      2004                 2003
                                                                                                   -----------          -----------
Software note payable in monthly installments of $873 at a fixed rate of
   17.3%; final payment due December 2004; collateralized by software                              $        --          $     9,562

Capital lease obligations payable in monthly installments of $242 at a fixed
   rate of 14.3%; final payment due December 2004                                                           --                2,690

Capital lease obligations payable in monthly installments of $1,519 at a fixed rate of 17.3%; final payments due at various dates through
   November 2004                                                                                            --               14,302

Capital lease obligations payable in monthly installments of $1,328 at a
   fixed rate of 16.9%; final payments due  November 2005                                               13,449               25,941

Capital lease obligations payable in monthly installments of $1,301 at a fixed rate of 15.9%; final payments due at various dates through January
   2006                                                                                                 15,074               27,275

Capital lease obligations payable in monthly installments of $115 at a
   fixed rate of 1%; final payment due May 2006                                                          2,046                3,387

Capital lease obligations payable in monthly installments of $3,209 at a
   fixed rate of 12%; final payment due July 2006                                                       55,252               85,117

Notes payable to various TRMS shareholders at a fixed interest rate of 10%
   accrued and payable quarterly; principal payable in equal quarterly installments of $75,762 with monthly payments based on 15% of TRMS monthly cash receipts; final payment due October 2005 for any remaining
   principal and interest                                                                              192,896                   --

Notes payable to various TRMS shareholders at a fixed interest rate of 8%;
   interest is accrued and payable annually with the principal and unpaid
   accrued interest due in October, 2007                                                               972,209                   --
                                                                                                   -----------          -----------
                                                                                                     1,250,926              168,274
Less current maturities                                                                               (255,621)             (82,452)
                                                                                                   -----------          -----------
                                                                                                   $   995,305          $    85,822
                                                                                                   ===========          ===========

     The following is a schedule by year of minimum payments under such obligations:

             Year ending December 31,                   Capital Leases      Note Payable         Total
---------------------------------------------------    ----------------   ---------------   ---------------
                       2005                            $        70,112    $       192,896   $       263,008
                       2006                                     23,986                  -            23,986
                       2007                                          -            972,209           972,209
                                                       ---------------    ---------------   ---------------
     Total minimum payments                                     94,098          1,165,105         1,259,203

     Less amount representing interest                          (8,277)                 -            (8,277)
                                                       ---------------    ---------------   ---------------
     Net principal payments                            $        85,821    $     1,165,105   $     1,250,926
                                                       ===============    ===============   ===============

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE F - INCOME TAXES

     The income tax provision is comprised of the following for the years ended December 31:

                                                    2004                  2003
                                                  ---------            ---------
Current:
  Federal                                         $(150,000)           $  56,826
  State                                              57,094               49,184
                                                  ---------            ---------
        Total                                     $ (92,906)           $ 106,010
                                                  =========            =========

     The income tax provision reconciled to the tax computed at the statutory federal rate was as follows for the years ended December 31:

                                                    2004                 2003
                                                  ---------            ---------
Tax provision at statutory rate                   $ 177,907           $ 999,177
State income taxes                                   57,094              49,184
Non-deductible expenses                              16,838               6,425
Other                                                22,446             (19,488)
Decrease in valuation allowance                    (367,191)           (929,288)
                                                  ---------           ---------

     Total                                        $ (92,906)          $ 106,010
                                                  =========           =========

     The components of deferred taxes are as follows at December 31:

                                                                       2004           2003
                                                                    -----------    -----------
Deferred tax assets:
    Intangible assets                                               $    20,751    $    23,851
    Liabilities not timely paid                                         112,442         50,375
    Allowance for doubtful accounts                                      20,930         46,643
    Stock options and warrants issued to consultants for services            --         41,703
    Stock options issued to employees                                   103,011         11,195
    Deferred revenue                                                    119,324        309,282
    Depreciation                                                          8,514             --
    Federal tax credits                                                      --         56,826
    Net operating loss carryforward                                     836,372      1,340,362
                                                                    -----------    -----------
                                                                      1,221,344      1,880,237
Deferred tax liabilities:
    Depreciation                                                             --         97,856
    Extraordinary gain deferred                                              --        343,846
                                                                    -----------    -----------
                                                                      1,221,344        441,702

Valuation allowance                                                  (1,071,344)    (1,438,535)
                                                                    -----------    -----------

                                                                    $   150,000    $        --
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


NOTE I - WARRANTS

     The Company had the following warrants outstanding to purchase common shares as of December 31:

                                                                                       2004            2003
                                                                                   ------------    ------------
   Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share of common
      stock at an exercise price of $.40, expiring through March 2004                        --       1,166,667
                                                                                   ------------    ------------

        Total                                                                                --       1,166,667
                                                                                   ============    ============

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

     A summary of the Company's stock option plan activity is as follows:

                                                     2004                    2003
                                           -----------------------  -----------------------
                                                          Weighted                 Weighted
                                                          average                  average
                                                          exercise                 exercise
             Stock options                   Shares        price      Shares        price
 --------------------------------------    ----------     --------  ----------     --------
 Outstanding at beginning of year           7,928,409      $   .36   5,803,900      $   .54
 Granted                                      993,751          .50   3,635,000          .16
 Forfeited                                 (1,762,917)         .76  (1,409,375)         .58
 Exercised                                   (562,884)         .14    (101,116)         .19
                                           ----------      -------  ----------      -------

 Outstanding at end of year                 6,596,359      $   .30   7,928,409      $   .36
                                           ==========      =======  ==========      =======

 Options exercisable at end of year         4,026,502      $   .32   4,368,790      $   .50
                                           ==========      =======  ==========      =======

Weighted-average fair value of options
  granted during the year                                  $   .43                  $   .21
                                                           =======                  =======

                            LION, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE J - STOCK OPTIONS - Continued

     The following is a summary of stock options outstanding at December 31, 2004:

                               Outstanding Options                                           Options Exercisable
  -----------------------------------------------------------------------------      -----------------------------------
                                            Weighted-             Weighted-                                Weighted-
                                             average          average remaining                             average
    Exercise price          Number            price           contractual life          Number           exercise price
  -------------------    ------------       ---------        ------------------      -----------        ----------------
  $  .04 - $  .25           4,909,775        $  0.18             6.93 years            2,969,793            $   0.18
  $  .26 - $  .50             225,334        $  0.38             2.78 years              120,459            $   0.39
  $  .51 - $  .75             705,000        $  0.55             4.76 years              180,000            $   0.58
  $  .76 - $ 1.00             756,250        $  0.81              .14 years              756,250            $   0.81
                         ------------                                                -----------
                            6,596,359                                                  4,026,502
                         ============                                                ===========

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND
         FINANCING ACTIVITIES

     Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows for December 31:

                                                                               2004         2003
                                                                             --------     --------
      Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                              $ 18,559     $ 20,214

      Non-cash operating, investing and financing activities
         Common stock issued for services received                           $ 60,000     $     --
         Issuance of common stock upon exercise of stock options,
            net of common stock repurchase                                   $ 14,000     $     --
         Assets acquired under capital leases and notes payable              $     --     $139,255

     On October 13, 2004, the Company acquired 100 percent of the outstanding common shares of Tuttle Risk Management Services, Inc. (see Note B). In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired - net of acquisition costs
         of $297,497                                             $ 2,910,368
     Promissory notes issued                                        (972,209)
     Common stock issued                                          (1,330,544)
                                                                 -----------
     Liabilities assumed                                         $   607,615
                                                                 ===========

     On December 8, 2003, the Company purchased substantially all of the operating assets of Ignition Mortgage Technology Solutions, Inc. (see Note
     B). In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired                               $ 4,358,799
     Extraordinary gain on assets acquired                        (2,103,946)
     Cash paid                                                        (1,000)
                                                                 -----------
     Liabilities assumed                                         $ 2,253,853
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


NOTE Q - QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of unaudited results of operations for the two years ended December 31, 2004 and 2003:

                                                                    Net income
                                                                      before                   Net income
                                                                  extraordinary   Net income      per
                                       Operating                  item per basic   per basic    diluted
Fiscal Year Ended                        Income         Net         and diluted     common      common
December 31, 2004:      Revenues         (Loss)       Income       common share     share        share
                        --------         ------       ------       ------------     -----        -----

First Quarter          $3,870,181     $    9,480      $    5,711     $    --       $    --      $    --
Second Quarter         $3,576,094     $  (44,316)     $  384,608     $   .01       $   .01      $   .01
Third Quarter          $3,574,211     $   62,394      $  112,939     $    --       $    --      $    --
Fourth Quarter         $4,171,275     $   88,704      $  112,905     $    --       $    --      $    --

Fiscal Year Ended
December 31, 2003:

First Quarter          $1,773,615     $  146,535      $  142,598     $    --       $    --      $    --
Second Quarter         $1,818,055     $  121,801      $  117,859     $    --       $    --      $    --
Third Quarter          $1,843,754     $   93,470      $   89,407     $    --       $    --      $    --
Fourth Quarter         $2,632,606     $  412,104      $2,404,865     $   .01       $   .08      $   .07

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

                           SUMMARY COMPENSATION TABLE*

                                                                     Long-Term
                                            Annual Compensation     Compensation
                                         -------------------------- ------------
                                                                     Securities
                                                                     Underlying
                                                                      Options/
Name and Principal Position       Year      Salary         Bonus      Warrants
---------------------------      ------  -------------   ----------  ----------
Randall D. Miles, CEO (1)         2004   $  200,000      $   55,000          --
                                  2003   $   12,200              --   1,000,000

David Stedman,                    2004   $  157,400      $  101,000          --
  Co-President, Sales and         2003   $  130,200(2)           --     300,000
     Marketing                    2002   $  125,900(2)           --          --

Tim Newberry,                     2004   $  200,000      $   33,000          --
  Co-President, Operations        2003   $   12,200              --   1,000,000

Steve Thomson, CFO                2004   $  145,400      $   75,000          --
                                  2003   $  113,400(3)           --          --
                                  2002   $  111,200(3)           --          --

-------------------------
(*) Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted.

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

                                      Shares                         Number of Securities           Value of Unexercised
                                     Acquired                        Underlying Unexercised              In-the-Money
                                        on            Value             Options/Warrants               Options/Warrants
                                     Exercise        Realized         at Fiscal Year-End (#)        at Fiscal Year-End ($)
                                                                   ----------------------------   ----------------------------
          Name                          (#)            ($)         Exercisable    Unexercisable   Exercisable    Unexercisable
          ----                          ---            ---         -----------    -------------   -----------    -------------
Randall Miles, CEO
      Options                             --              --         360,117         708,333        $104,911        $191,250

David Stedman, Co-President,
  Sales &
  Marketing
      Options                         32,509        $  6,502         894,500          75,000        $163,375        $ 19,500

Tim Newberry, Co-
  President, Operations
      Options                             --              --         291,667         708,333        $ 78,750        $191,250

Steve Thomson, CFO
      Options                         50,000        $ 10,000         555,000              --        $ 76,250              --

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

                                                     (a)                       (b)                     (c)
                                                                                                    Number  of
                                                                                                    securities
                                                                                                  available for
                                                  Number of                                      future issuance
                                              securities to be              Weighted-              under equity
                                                 issued upon            average exercise           compensation
                                                 exercise of                price of             plans [excluding
                                                 outstanding               outstanding              securities
                                              options, warrants          options, warrants         reflected in
              Plan category                       and rights                and rights              column (a)]
------------------------------------------   ---------------------    ---------------------    ---------------------
Equity compensation plans
approved by security holders (1)                    6,596,359                  $.30                 1,551,308
Equity compensation plans not
approved by security holders                               --                    --                        --
                                                    ---------                  ----                 ---------
Total                                               6,596,359                  $.30                 1,551,308
                                                   ==========                  ====                 =========


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

10.9 Employment Agreement - S. Thomson, incorporated by reference to the same exhibit number to the Company's Form 10-KSB for the year ended December 31, 2004.

10.10 Employment Agreement - D. Stedman, incorporated by reference to the same exhibit number to the Company's Form 10-KSB for the year ended December 31, 2004.

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

                  Fee Category                        2004       2003
-------------------------------------------------   --------   --------

Audit Fees                                          $ 80,260   $ 54,390
Tax Fees                                              42,782     26,181
All Other Fees                                       162,171     94,500
                                                    --------   --------

                                                    $285,213   $175,071
                                                    ========   ========


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

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on February 9, 2006.

                                   LION, Inc.
                                   ----------
                                  (Registrant)

                          By:  /s/ Randall D. Miles
                          ---  --------------------
                               Randall D. Miles
                               CEO

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                                        Title                             Date
       ---------                                        -----                             ----
/s/ Randall D. Miles                 Chairman of the Board and CEO                  February 9, 2006

/s/ John A. McMillan                 Director                                       February 9, 2006

/s/ David Stedman                    Director and President                         February 9, 2006

/s/ J.C. (Tuck) Marshall             Director                                       February 9, 2006

/s/ Griffith J. Straw                Director                                       February 9, 2006

/s/ Sam Ringer                       Director                                       February 9, 2006

/s/ James Russo                      Director                                       February 9, 2006

/s/ Steve Thomson                    CFO and Principal Accounting Officer           February 9, 2006

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

10.9 Employment Agreement - S. Thomson, incorporated by reference to the same exhibit number to the Company's Form 10-KSB for the year ended December 31, 2004.

10.10 Employment Agreement - D. Stedman, incorporated by reference to the same exhibit number to the Company's Form 10-KSB for the year ended December 31, 2004.

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