Form 10KSB
period 2005-12-31
LION INC/WA
filed 2006-04-10
CIK 941179

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         Common Stock - $.001 par value

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State issuer's revenues for its most recent fiscal year $15,789,000

      The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 10, 2006 was approximately $11,899,585 based upon 33,054,402 shares held by such persons and the closing bid price of $.36 on that date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

      On March 10, 2006, approximately 38,463,822 shares of the Company's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      No documents are incorporated by reference.

      Transitional Small Business Disclosure Format (check one):
      Yes |_| No |X|

                                   LION, INC.

                                   FORM 10-KSB

                   For the Fiscal Year Ended December 31, 2005

                                      INDEX

                                                                            Page
PART I
ITEM 1.      Description of Business                                          1
ITEM 2.      Description of Property                                          8
ITEM 3.      Legal Proceedings                                                8
ITEM 4.      Submission of Matters To a Vote of Security Holders              8

PART II
ITEM 5.      Market for Common Equity and Related Stockholder Matters         9
ITEM 6.      Management's Discussion and Analysis                             9
ITEM 7.      Financial Statements                                            28
ITEM 8.      Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure                             50
ITEM 8A      Controls and Procedures                                         50
ITEM 8B      Other Information                                               50

PART III
ITEM 9.      Directors and Executive Officers of the Registrant              51
ITEM 10.     Executive Compensation                                          56
ITEM 11.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      58
ITEM 12.     Certain Relationships and Related Transactions                  60
ITEM 13.     Exhibits                                                        61
ITEM 14.     Principal Accounting Fees and Services                          63
             Signatures                                                      64

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      LION, Inc. is a leading online mortgage lead generator and provider of advanced business solutions that streamline the mortgage loan fulfillment process. From Leads to Loans to Capital Markets, LION offers consistent, integrated business solutions to consumers, brokers, realtors, originators and lenders. LION provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communication tools.

      During the fourth quarter of 2003, we acquired strategic assets from Ignition Mortgage Technology Solutions Inc. ("IGNITION") expanding the breadth of our product and service offerings which had previously been focused on the front end of the mortgage loan process, such as lead generation, mortgage content, rate publishing and web site hosting. During the fourth quarter of 2004, we acquired Tuttle Risk Management Services Inc., a Delaware corporation ("TRMS"), now operating as a Washington limited liability company. TRMS provides hands-on mortgage pipeline risk management for financial institutions that originate and then sell loans into the secondary market.

      LION maintains executive offices at 4700-42nd Ave. SW, Suite 430, Seattle Washington 98116. Our telephone number is 206-577-1440. We maintain a website at www.lionmts.com. Our SEC reports can be accessed through the investor relations section of our website. There we make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnished to, the Securities and Exchange Commission ("SEC"). These reports are also available from the SEC website at www.sec.gov. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

CUSTOMERS, PRODUCTS AND SERVICES

      Our product groupings are organized to align our business objectives by product with the customers we serve. More specifically, we are organized into three product groups focused on Leads, Loans and Capital Markets.

      The Leads product group is comprised of Mortgage 101.

      MORTGAGE 101 is an interactive service provided through LION's www.mortgage101.com consumer portal which connects potential mortgage applicants with a network of mortgage lenders who offer mortgage programs, rates and services. Mortgage 101 also provides education to home buyers and owners through informative articles, interactive calculators and real-time rate comparison technology. This product is one of the leading sources of leads for real estate financing by mortgage originators and is a preferred platform for them to market to their customers. Mortgage 101 placed from number 1 to number 2 in search engine placement on Google, MSN and Yahoo for the keyword "mortgage" throughout most of 2005. Our Mortgage 101.com Internet portal attracts over 1 million unique visitors per month. Revenues are generated from mortgage brokers or originators who participate in the pay-per-lead program or advertise through the Mortgage 101 site.

      The Loans product group is comprised of LION Pro, Retail Websites, LockPoint Xtra(R), and our Precision marketing productivitY suite, which combines the best features of all three products in addition to Pipeline Tools interest rate risk management software for midsized mortgage originators.

      LION PRO, used by over 7,500 mortgage brokers nationwide, consists of LION Loan Search, LoanLink (subprime loan exchange platform), News Now (high-value market data) and Ratesheets on Demand (aggregated mortgage ratesheets). It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily for 77 regions nationwide and includes 86 participating lenders. Revenues from the LION Pro product line are generated from mortgage brokers and originators subscribing to the service, origination teams private-labeling this service for their own companies, and from participating lenders.

      RETAIL WEB SITES are offered to mortgage companies and individual originators to help educate consumers about mortgages, market their services to borrowers, build brand identity, generate more business, efficiently connect with service providers and better serve their borrowers. This product is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations. Both template and custom design solutions deliver a combination of standard and custom content to approximately 2,850 web sites and over 5,600 user accounts. Revenues are generated from web site set up and monthly hosting fees along with fees for related functionality tools.

      LOCKPOINT XTRA(R) ("LPX") is a Point-of-Sale and back office suite of products that provide rate distribution, float registration, real-time risk-based pricing and rate locking capabilities in a customer's website, loan center or call center environment. The LockPoint Xtra(R) service is provided to lenders, investors and conduits that are LION licensees and delivers the ability to maintain their product and pricing rules and expressions, and to publish risk-based lockable loan prices to their customer base via LPX client applications. Revenues are generated from implementation fees, recurring monthly billings based on locked loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

      PRECISION MARKETING PRODUCTIVITY SUITE ("PRECISIONMTS") is a complete marketing, pricing and delivery solution for retail, wholesale and correspondent mortgage origination channels. This product suite streamlines the loan fulfillment process and reduces the cost of originating a loan by creating a centralized platform to manage a company's products and pricing. The product suite features corporate wholesale and retail websites, online advertising, lead generation, loan productivity tools, a product eligibility and pricing engine, mortgage pipeline hedging and risk management, software development and data communications tools. Lenders have the flexibility to acquire a powerful turnkey mortgage marketing and price distribution system or install each component separately to accommodate an organization's growing needs.

      The Capital Markets product group includes our Pipeline Tools technology and TRMS Risk Management Services.

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

      RISK MANAGEMENT SERVICES are provided by TRMS, a registered Commodity Trading Advisor. The services are structured to provide mortgage pipeline risk management for mortgage companies and savings and loan associations that seek to originate and then sell loans into the secondary mortgage market. The solutions are tailored to firms that lack capital market expertise and offer a wide array of services under the managed account umbrella that include pricing, best execution analysis, rate sheet generation, policy and procedure formulation, trading and investor relations assistance. Clients leverage the "second set of eyes" provided by TRMS to validate their day-to-day secondary marketing decisions or to outsource significant aspects of the secondary marketing role to TRMS rather than developing the primary capability to fill these roles within their organizations. Revenues are generated from recurring monthly billings based on closed loan amount volumes with monthly minimums which may vary from customer to customer. We consider TRMS to be a separate business segment of our operations.

SALES AND MARKETING

      Our principal customer base consists of mortgage brokers, lenders (wholesale, retail and correspondent), and industry affiliates. Our sales and marketing efforts are as follows:

      SALES FORCE. We maintain two professional sales groups in our Denver and Gig Harbor offices with regional sales representatives covering both coasts. Each group is targeted toward a specific market segment representing corresponding product offerings. With the launch of our Precision Marketing Productivity Suite, each sales group has the opportunity to sell this product, creating better synergies and up sell opportunities across all product lines. The sales associates are compensated on a commission basis largely derived from setup and hosting fees. Initial sales efforts are made through a combination of outbound calls following a marketing campaign, inbound phone inquires, and brokers who register online for services. For our more complex products with longer sales cycles, formal presentations are made through customer site visits or by multimedia conferencing achieved via the Internet.

      TRADE SHOWS. The Company attends a number of tradeshows each year sponsored by state and national mortgage brokers and mortgage banking associations. We exhibit at most of these shows as well as participate as guest speakers and industry panelists. In conjunction with utilizing booth space on the trade floor, we secure additional meeting space for more formal presentations. The majority of these customer meetings are set up prior to each show. Appointments are acquired through a combination of direct mail campaigns and initial sales calls. These shows are predominately attended by mortgage brokers, lenders, industry affiliates and technology companies.

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

RESEARCH AND DEVELOPMENT

      We develop our own proprietary software for providing products and services to our customers. These efforts are funded primarily through operations. Research and development expense was approximately $2,392,000 and $2,500,000 for 2005 and 2004, respectively.

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

      The market for Internet-based products and services remains intensely competitive, rapidly evolving, and subject to rapid technological change. We expect competition to intensify and increase in the future. Additionally, we expect to face competition from various e-commerce businesses and other companies targeting both consumers and businesses, whether or not they focus on our business model.

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

      The Capital Markets group competes against a number of firms that provide similar technologies, analytics and services to those offered by the firm. Competition in the Pipeline Tools segment of the market is to a large extent driven by client perceptions regarding the quality of financial analytics provided, product price and the scope and functionality of the Pipeline Tools product offering. Scope, in this case, refers to products that have the ability to extend beyond traditional pipeline risk management and can offer solutions in areas such as asset/liability management, servicing hedging and accounting interface. Given the complexity of developing and supporting the analytics required to quantify pipeline risk management, we compete against a handful of firms in the Pipeline Tools only space.

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

      As we seek to expand our market share, there can be no assurance that we will be able to compete successfully, that competitors will not develop technologies, products or strategic alliances and affiliations that make our products less marketable or less useful or desirable. In general, the market for Internet-based products and services remains intensely competitive, rapidly evolving, and subject to rapid technological change. We may not be able to successfully enhance our products and services, develop new products or services or attain lower costs, when and as we need them. Our competitors may include companies with longer operating histories, greater market presence and name recognition, and with larger customer bases and greater financial, technical and marketing resources than we have. Various companies could be strong competitors if they decided to develop a focused business effort in our Internet space or duplicate our business model. Increased competition, price or other circumstances could result in erosion of our market share and may require price reductions and increased spending in marketing and product development. Increasing competition for our products and services could have a material adverse effect on our business, operating results and financial condition.

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

      Our other operations are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations could impede the growth of the Internet or other online services which in turn could decrease the demand for our products and services, increase the cost of doing business, or otherwise have an adverse effect on our business, operating results or financial condition. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband Internet access, and the characteristics and quality of products and services not currently subject to direct regulation by any government agency. Other than regulations applicable to businesses generally, there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, the applicability to the Internet of existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy is developing. We cannot predict the impact, if any, that future regulation or regulatory changes might have on our business. Unfavorable resolution of these issues may harm our business, diminish the demand for our products and services or increase our cost of doing business.

PROPRIETARY RIGHTS

      We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have a variety of registered Internet domain names. Regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. We currently have federally registered trademarks on LockPoint Xtra(R), Lockpoint(R) and Ratesheet Plus(R) anD one pending patent; "User Interface for On-line Real Estate Service."

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

EMPLOYEES

      At December 31, 2005, we had 115 employees of which 104 were full-time. There are 14 commissioned marketing associates. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled technical engineers involved in new product development. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, customer service and administrative organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe relations with our employees are good.

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

      For research and development, computer information services, product support, sales, and related business use, we lease 8,376 square feet in Gig Harbor, Washington. This lease expires March 31, 2009.

      For risk management services, computer information services, research and development, product support, and related business use, we lease 7,534 square feet in San Rafael, California. The lease expires July 17, 2010.

      All leases are operating leases. We believe that our current facilities are adequate and suitable for their current use, and that additional facilities will be available, when needed, upon commercially reasonable terms. We also believe that all of the leased space and all property maintained within are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

      The Company's common stock trades on the OTC Bulletin Board under the symbol "LINN." The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:

      Fiscal Year Ended December 31,              2005                 2004
                                            ---------------      ---------------
                                             HIGH      LOW        HIGH      LOW
                                             ----      ---        ----      ---
      First Quarter                         $0.47     $0.31      $0.60     $0.20
      Second Quarter                         0.41      0.25       0.74      0.42
      Third Quarter                          0.36      0.23       0.61      0.30
      Fourth Quarter                         0.39      0.27       0.55      0.39

      This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

      There were approximately 1,418 holders of record of our common stock as of March 10, 2006.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

      LION, Inc. is a leading online mortgage lead generator and provider of advanced business solutions that streamline the mortgage loan fulfillment process. From Leads to Loans to Capital Markets, LION offers consistent, integrated business solutions to consumers, brokers, realtors, originators and lenders. LION provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communication tools.

      Our efforts in 2005 were keenly focused on investing in and implementing the key technology, leadership and organizational strategies that will serve as the foundation to grow revenue and profitability in 2006 and beyond, recognizing that these investments may have cost us some revenue growth and profitability in the short term. Critical actions and investments included: realignment of our product groups and restructuring the organization to support our Leads to Loans to Capital Markets strategy; completing the migration to a substantially more robust technology platform; launching our PrecisionMTS product suite and adding new leadership at Mortgage 101. We have now completed the transformation of the Company that we began in late 2004. We have diversified our revenue base and built a strong balance sheet that provides the financial strength and flexibility to support growth.

      Two trends emerged in 2005 that have us particularly optimistic about our future: the emerging potential for Mortgage 101 and the sales momentum that has developed for PrecisionMTS. During 2006, we will be devoting more of our existing development resources to Mortgage 101 which will accelerate our ability to take advantage of a large number of opportunities. We intend to invest in redesigning our web site to improve efficiencies and functionality to support what we expect to be revenue growth for the year in Mortgage 101. Through the latter half of 2005, we began to sell our PrecisionMTS product suite more aggressively as the enhanced, more streamlined version of our LockPoint Xtra(R) rate lock and pricing engine. We now have 14 customers under contract with an expanding sales pipeline. While gaining momentum, we are nevertheless selling into a challenging market environment. We have found that sales lead time has lengthened as potential customers have felt the pinch of lower performance in 2005 compared to prior results. Lenders arguably need our product more now than ever, and we are working on strategies to ensure that they have an opportunity to experience the value added work flow solutions represented by this product suite.

      An example of the kind of additional value and functionality that will be available to our customers during first quarter 2006 includes introduction of a new subprime search engine, fulfilling one of our most frequent requests from existing and prospective customers. The ability to utilize an expanded set of web based management tools, to access a more comprehensive and lockable set of loan price and program data and the ability to search subprime loan price and program information are significant enhancements to our product suite that we expect will attract more customers and enhance our opportunity in the coming year to generate incremental revenue.

      We have made a number of important improvements in our Retail Web Site service offerings that we believe will result in both new revenue and help lower expenses through back office efficiency gains. Included among them are the addition of enhanced website templates with customizable subject matter and content management that deliver customer flexibility while minimizing the LION resources necessary for customer support.

      Performance in our capital markets unit in the fourth quarter was affected by a seasonal slowdown in mortgage origination and the decline generally in the housing market and loan production. As interest rates have edged upward and loan volume has constrained the ability of small to mid sized lenders to manage their production, it has adversely impacted the transaction fees received from both our managed services clients as well as service bureau customers. Many of our customers are at or near their monthly minimum fees, and we do have some exposure to customers who abandon an interest rate risk management strategy in favor of selling loans on a best efforts basis as a result of an inability to maintain infrastructure and volume in an environment of declining mortgage origination. Transaction fees will continue to be constrained until such time as loan production increases either seasonally or due to shifts in market conditions in general. One such factor may well be the tremendous number of intermediate ARMs that will reset in the next twelve plus months that may serve as a catalyst for consumers to refinance their mortgages. Our capital markets business is poised to benefit from just such a scenario. The key to more sustainable growth in the business, however, will be driven by our ability to continue to add to our customer base. In this kind of market environment it is natural to expect some level of customer attrition. It is important, therefore, that we continue to add to the approximately 65 lenders we already provide interest rate risk management services for. To that end, we intend to expand our existing sales infrastructure to continue to attract customers that will benefit from our risk management offerings.

      One of our key objectives through our technology migration was to complete the work necessary to merge or replace LION's existing technology with the more robust platform acquired from Ignition. As an indication of the progress we have made, in the middle of 2005 we were still expending a large percentage of our research and development resources on integration or system fixes instead of being more keenly focused on development agendas more specific to generating revenue. We established a goal of moving from an environment at that time in which our development resources were utilized approximately 75% of the time fixing and integrating, to a year end goal of devoting no more than 30% of our research and development focus to those important but less productive pursuits. At the end of 2005, we not only achieved that goal, but surpassed it, having reached a point where no more than 25% of our research and development resources were utilized for maintenance and integration. This means that we have made a sizable shift in resources to the kinds of things more likely to generate revenue.

      Our proprietary network of over 12,000 mortgage brokers, approximately 71,000 realtors and 200 lenders, coupled with the over 1 million unique visitors each month to our consumer portal, provide a backdrop against which to expand our addressable market even in an economic climate in which rates are rising, new home sales are declining and home price escalation is moderating. Despite rumblings of a housing slowdown, mortgage origination is still expected to be well over $2 trillion for 2006 which is considered extraordinary in historical terms.

      Our Leads to Loans to Capital Markets business model, while somewhat complex compared to some in the industry, will not only allow LION to weather a potentially stormy economic environment, but will also facilitate an expansion of the opportunities available to us to generate transactional revenue throughout the mortgage loan fulfillment process, thereby expanding the breadth of our market while establishing a defensive beachhead against erosion of revenues in market runoff.

SEGMENT OPERATIONS

      Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and to assess operating performance. Company management has determined that we have two operating segments, TRMS and the integrated software, services and lead generation businesses in which the Company is engaged. Management's election to report on each segment separately is based upon, among other things, TRMS being a registered Commodity Trading Advisor and generating revenues through hands on delivery of Risk Management Services, while LION's other combined operations generate revenues primarily for sales of software related products and services. Intercompany revenues represent fees for Pipeline Tools technology and services purchased by TRMS from its parent, LION, which are generally accounted for at current market prices and are eliminated in consolidation. Management evaluates segment performance primarily based on segment revenues, expenses and operating income (loss) before intercompany revenues and expenses. Segment operations will be discussed throughout this management and discussion analysis as appropriate.

CONDENSED RESULTS (dollars in thousands, except per share data)

                                                           For the year ended
                                                               December 31,
                                                          ----------------------
                                                              2005          2004
                                                          --------      --------

Revenues
     LION                                                 $  9,300      $ 13,713
     TRMS                                                    6,489         1,479
                                                          --------      --------
          Total revenue                                     15,789        15,192
Operating expenses                                          15,878        15,076
                                                          --------      --------
     Operating income (loss)                                   (89)          116
Other income - net                                               1           407
                                                          --------      --------
     Net income (loss) before tax                              (88)          523
Income tax benefit (expense)                                   (14)           93
                                                          --------      --------
          Net income (loss)                               $   (102)     $    616
                                                          ========      ========

Net income per common share,
    Basic and diluted                                     $     --      $    .02
                                                          ========      ========

      While our revenue grew year over year, fourth quarter results compared unfavorably with fourth quarter a year ago due to seasonally lower activity in each of our business lines, and previously announced customer attrition, most notably in our repositioned pricing engine business. Despite lower revenue, we posted a small profit for the fourth quarter. When comparing our operating results for 2005 compared to 2004, it should be noted that TRMS was acquired in October 2004, and only impacted fourth quarter 2004 whereas it was part of LION's operations for all of 2005.

      For 2005, we reported record revenue of $15.8 million, an increase of 4% compared to 2004. This increase was attributable mostly to our capital markets group reflective of the acquisition of TRMS in October 2004. See additional comments below under "Capital Markets."

      Operating expenses increased to $15.9 million for 2005 from $15.1 million in the prior year. Of consolidated operating expense, TRMS accounted for $2.4 million and $525,000 in 2005 and 2004, respectively. During 2005, we achieved significant progress in our product and IT integration efforts related to our acquisitions of Ignition and TRMS and were able to reduce operating expenses for our software, services and lead generation segment by approximately $1.1 million in 2005 compared to 2004.

      For 2005 we reported an operating loss of $89,000 compared to operating income of $116,000 in 2004. For 2005, our software, services and lead generation segment recorded an operating loss of $389,000 which was offset by TRMS segment operating income of $300,000. For 2004, the software, services and lead generation segment operating loss was $23,000 which was offset by TRMS operating income of $139,000. Even with the previously announced non-renewal of two customer contracts early in the fourth quarter, the Company's was able to record an operating profit in fourth quarter 2005 and narrow the overall operating loss for the year due to planned consolidation and streamlining of Company operations throughout 2005, completion of our first phase of regulatory compliance activities related to Sarbanes-Oxley Section 404 during the first half of the year and positive TRMS operating results.

      Our net loss for 2005 was $102,000 compared to net income of $616,000, or $0.02 per share in the prior year. Net income in 2004 included a one-time gain of $433,000 related to settlement of an insurance claim and a $150,000 tax benefit recorded as a result of a decrease in deferred tax assets valuation allowance.

DETAILED RESULTS OF OPERATIONS

REVENUES (dollars in thousands)

                                                                    For the year
                                         ---------------------------------------------------------------------
                                                 2005                   2004                     Change
                                         -------------------     -------------------      --------------------
      LEADS
      Mortgage 101                       $ 1,781          11%    $ 1,959          13%     $  (178)          (9)%
                                         -------     -------     -------     -------      -------      -------

      LOANS
      Lion Pro                             2,991          19%      3,145          21%        (154)          (5)%
      Retail web sites                     2,592          17%      2,542          17%          50            2%
      LockPoint Xtra                       1,181           7%      1,923          12%        (742)         (39)%
                                         -------     -------     -------     -------      -------      -------
                                           6,764          43%      7,610          50%        (846)         (11)%
                                         -------     -------     -------     -------      -------      -------

      CAPITAL MARKETS
      Pipeline Tools                         755           5%      4,144          27%      (3,389)         (82)%
      Risk Management Services (TRMS)      6,489          41%      1,479          10%       5,010          359%
                                         -------     -------     -------     -------      -------      -------
                                           7,244          46%      5,623          37%       1,621           29%
                                         -------     -------     -------     -------      -------      -------

      Total revenues                     $15,789         100%    $15,192         100%     $   597            4%
                                         =======     =======     =======     =======      =======      =======

      Our product groupings are organized to more closely align our business objectives by product with the customers we serve. These product groups are Leads, Loans, and Capital Markets.

LEADS

      Our Leads product group comprised 11% and 13% of total revenue for the years ended December 31, 2005 and 2004, respectively. Revenue for 2005 for our Leads product group, which consists of Mortgage 101, was $1.8 million down 9% compared to 2004. This decrease is indicative of lower loan volumes due to lower refinancing activity. We continue to attract heavy consumer traffic to our Mortgage101.com Internet portal due to strong search engine placement attributable to being number 1 or 2 on Google, MSN or Yahoo for keyword search "mortgage." We added new leadership early in third quarter 2005 to develop and execute new strategies in our Mortgage 101 product group, and at the beginning of the fourth quarter, we expanded our Mortgage 101 sales infrastructure with the goal of significantly increasing Mortgage 101 related revenue in 2006. Our plan is to broaden our lead distribution universe to include more large brokers and lenders, develop new strategies to generate higher advertising revenue, add more partnerships, connect our users with more vendor services and become licensed in key states to enable us to penetrate more deeply into the loan origination and fulfillment process to generate higher transactional revenue.

LOANS

      Our Loans product group, comprised of LION Pro, Retail Websites, LockPoint Xtra(R) and PrecisionMTS, accounted for approximately 43% and 50% of total revenue for the years ended December 31, 2005 and 2004, respectively. Revenue for 2005 for the loans product group totaled $6.8 million down 11% compared to the prior year. The decrease is primarily due to the repositioning of our pricing engine business within our LockPoint Xtra(R) product line combined with both seasonality and declining refinancing activity. LION Pro decreased modestly due to a seasonal decline in loan volumes in the mortgage industry. These decreases were offset by an increase in our Retail Website product and the addition of 5 new PrecsionMTS customers during the fourth quarter, increasing the number of users on the platform to 14.

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

CAPITAL MARKETS

      Our Capital Markets product group, comprised of our Pipeline Tools technology, which is part of the software, services and lead generation segment, and risk management services provided by our TRMS segment, combined for approximately 46% and 37% of total revenue for the years ended December 31, 2005 and 2004, respectively. Revenue for 2005 for the Capital Markets product group was $7.2 million, an increase of 29% compared to the prior year and was primarily due to the impact of the acquisition of TRMS in October 2004. Performance in our capital markets unit in the fourth quarter was affected by a seasonal slowdown in mortgage origination and the decline generally in the housing market and loan production and increase in interest rates. See "Overview" above.

      Prior to the acquisition of TRMS, TRMS was LION's largest customer for Pipeline Tools. LION provided TRMS a license to have access to and use of Pipeline Tools. LION also provided second-line support to TRMS. In return, LION was paid a fee which was recorded as Pipeline Tools revenue and comprised approximately 72% of Pipeline Tools revenue pre-acquisition. LION's Pipeline Tools revenues include these fees through October 12, 2004. As of the TRMS acquisition date of October 13, 2004, the fees between LION, the parent, and TRMS, the subsidiary, are now eliminated when combining results of the two companies. Post-acquisition, revenue from TRMS customers comprises all of the Risk Management Services revenue.

OPERATING EXPENSES (dollars in thousands)

                                             2005                   2004
                                      -------------------    ------------------
                                                   % of                   % of
                                       Amount    Revenue      Amount    Revenue
                                      -------    -------     -------    -------

      Direct costs                    $ 6,338         40%    $ 5,775         38%
      Selling and marketing             2,526         16%      2,027         13%
      General and administrative        4,089         26%      4,199         28%
      Research and development          2,392         15%      2,500         16%
      Depreciation and amortization       533          3%        575          4%
                                      -------    -------     -------    -------

      Total operating expenses        $15,878        101%    $15,076         99%
                                      =======    =======     =======    =======

DIRECT COSTS

      Direct costs are comprised primarily of website fulfillment, technology infrastructure support, product and contract support, product deployment, and TRMS trading desk and support services. For 2005, direct costs were $6.3 million, up from $5.8 million for the prior year. Direct cost associated with the TRMS operation increased approximately $1.4 million as TRMS was part of LION's consolidated operations for just under one quarter in 2004. This increase was offset by a reduction of approximately $884,000 in direct costs for the remainder of LION's operations as a result of lower headcount and related costs required for LION in 2005 due to product and IT integration efforts throughout 2004 and the first half of 2005.

SELLING AND MARKETING

      Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. For 2005, selling and marketing expenses increased to $2.5 million compared to $2.0 million for the prior year. This increase was due to the addition of the TRMS operations, ads in periodicals and increased advertising for Mortgage 101 leads.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. For 2005, general and administrative expenses decreased to $4.1 million from $4.2 million for the prior year. General administrative expenses associated with the TRMS operation increased approximately $160,000 as TRMS was part of LION's consolidated operations for just under one quarter in 2004. This increase was offset by a reduction of approximately $270,000 in general and administrative expenses for the remainder of LION's operations due to the completion during 2005 of consolidation efforts related to the acquisition of Ignition in late 2003.

RESEARCH AND DEVELOPMENT

      Research and development expenses are comprised primarily of engineering salaries and related costs. For 2005, research and development expenses decreased to $2.4 million compared to $2.5 million in the prior year. The reduction in research and development costs in 2005 reflects our consolidation efforts related to product development and the relocation of research and development efforts into one location.

DEPRECIATION AND AMORTIZATION

      The decrease in depreciation and amortization expense in 2005 compared to the prior year is due to certain internally developed software for internal use being fully depreciated by the end of 2004, offset by additional depreciation related to the purchase of equipment, computers and software.

INTEREST EXPENSE AND INTEREST INCOME

      For 2005, interest expense increased to $86,000 from $40,000 in the prior year. It is comprised of interest on 10 percent promissory notes which were paid off in mid-February 2005, 8 percent promissory notes totaling $972,000 related to the TRMS acquisition, and various debt related to capitalized leases. The promissory notes did not exist during the first nine months of 2004.

      For 2005, interest income increased to $84,000 compared to $12,000 for the prior year. The increase is due to additional funds that could be invested along with a rising interest rate environment. Investments during 2005 had maturities of not greater than three months so as to take advantage of an environment of rising short term interest rates.

OTHER INCOME

      Other income reported in 2004 includes $433,000 net of legal expenses related to a settlement with our insurance carrier for the reimbursement of defense and indemnity costs related to litigation completed in June 2002.

INCOME TAX EXPENSE (BENEFIT)

      The income tax expense for 2005 was $14,000 compared to the benefit for income tax for 2004 of $93,000. The (16) % effective tax rate for 2005 is primarily due to payment of certain minimum state LLC fees and taxes and the recording of full deferred tax valuation allowances for 2005 operating results. The 2004 effective tax rate of 11% is primarily attributable to the impact of utilizing our net operating loss carryforwards. Absent these items, we would expect our effective tax rate to approximate 36%.

      Because of the uncertainty relating to the realization of deferred tax assets in future periods, we maintained a valuation allowance which offsets all but a $150,000 portion of our net deferred tax assets at December 31, 2005 and 2004. We will continue to evaluate the realizability of our net deferred tax assets in future periods and may recognize additional income tax benefits in earnings if we determine that the realization of these assets is more likely than not. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

FINANCIAL POSITION

      At December 31, 2005, we had approximately $4.2 million in cash, cash equivalents and short-term investments. The change in cash and cash equivalents is as follows (in thousands):

                                                               2005       2004
                                                             -------    -------

      Net income (loss) before extraordinary items           $  (102)   $   616
      Non-cash items                                             725        776
      Changes in working capital                                (158)       637
                                                             -------    -------
      Net cash provided by operating activities                  465      2,029
                                                             -------    -------

      Purchase of available-for-sale securities - net           (800)        --
      Purchase of property and equipment and other              (447)      (454)
                                                             -------    -------
      Net cash used in investing activities                   (1,247)      (454)
                                                             -------    -------

      Restricted cash for letter of credit                      (280)        --
      Other net uses of cash for financing activities            (85)        60
                                                             -------    -------
      Net cash (used in) provided by financing activities       (365)        60
                                                             -------    -------

      Net (decrease) increase in cash and cash equivalents    (1,147)     1,635
      Cash and cash equivalents at beginning of year           4,518      2,883
                                                             -------    -------
      Cash and cash equivalents at end of year               $ 3,371    $ 4,518
                                                             =======    =======

      During 2005, we funded our activities from cash provided by operations, from payments on accounts receivable and from the exercise of stock options. Cash and cash equivalents are expected to fund near-term operations.

NON-CASH ITEMS

      Non-cash items are primarily depreciation and amortization and stock option expense for both 2005 and 2004.

WORKING CAPITAL AND OPERATING ACTIVITIES

      Our working capital was $4.1 million at December 31, 2005 compared to $4.0 million at December 31, 2004.

      Our working capital was $4.0 million at December 31, 2004 compared to $2.8 million at December 31, 2003. During 2004, our working capital increased due to overall payoffs of accounts receivable during 2004 including the pay down of large receivables outstanding at the end of 2003 related to the purchase of the Ignition assets, an increase in accounts payable due to our normal business operating cycle, increases in deposits from customers related to the Mortgage 101 pay per lead program, revenue growth, primarily from the Retail Web Sites, LockPoint Xtra(R), Pipeline Tools and Risk Management Services product lines, and a settlement with our insurance carrier related to the reimbursement of defense and indemnity costs related to litigation completed in June 2002. This increase was offset by payments for the acquisition costs associated with the Ignition assets and

TRMS acquisitions and a decrease in deferred revenue associated with a large customer contract acquired with the Ignition assets.

INVESTING ACTIVITIES

      During 2005, investing activities used cash of approximately $1.2 million, which primarily consisted of the net purchase of short-term available-for-sale securities totaling $800,000 with the remainder of the increase due to upgrades to computer hardware and software and capital expenditures on our new lease space for our California operations which consolidated our TRMS, Pipeline Tools and IT infrastructure groups.

      During 2004, investing activities used cash of $454,000 and primarily consisted of the capitalized portion of software development costs related to the enhancement of underlying infrastructure delivering various product lines and upgrades to computer hardware and software.

FINANCING ACTIVITIES

      During 2005, net cash used in financing activities totaled $365,000 which included $280,000 of cash that was restricted for a letter of credit related to the office lease for our California operations, payoff of our 10 percent promissory notes totaling approximately $193,000 related to the TRMS acquisition, and payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades. This was offset by proceeds received from the exercise of stock options during the year totaling approximately $171,000.

      During 2004, net proceeds from financing activities were $60,000. Warrants and stock options were exercised during the period totaling approximately $197,000 along with tax benefits on stock options exercised totaling approximately $56,000. This was offset by payments totaling approximately $193,000 on notes payable and capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades over the previous two years and payments on the one-year notes assumed during the TRMS acquisition.

OVERALL LIQUIDITY AND CAPITAL RESOURCES

      It is management's assessment that current working capital and that which will be created organically through operations should be sufficient for our growth plans and capital expenditure needs throughout 2006 and into 2007.

AGGREGATE CONTRACTUAL OBLIGATIONS

      The following table represents the Company's total contractual obligations as of December 31, 2005. See "Note 4 - Long-term Obligations" and "Note 6 - Commitments and Contingencies" in the Company's "Notes to Financial Statements" below for additional information.

                                                 Payments Due by Period
                                  ----------------------------------------------------
                                                Less Than
                                     Total        1 Year      1-3 Years      4-5 Years
                                  ----------    ----------    ----------    ----------
(in thousands)
Contractual Obligations
   Long-term debt                 $  972,209    $       --    $  972,209    $       --
   Capital lease obligations          23,986        23,986            --            --
   Operating lease obligations     2,128,515       825,267       994,069       309,179

                                  ----------    ----------    ----------    ----------
Total contractual obligations     $3,124,710    $  849,253    $1,966,278    $  309,179
                                  ==========    ==========    ==========    ==========

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The reporting of results of our operations and financial condition in the preparation of our financial statements could differ significantly from our estimates under different assumptions and conditions. Significant estimates include allowances for doubtful accounts, long-lived assets valuation, estimated useful lives and recoverability, realizability of deferred tax assets, and the allocation of purchase price.

      We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see Note 1, Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements.

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

      During 2004, the Company recognized a tax benefit of $150,000. This tax benefit was the result of the recognition of a net deferred tax asset. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3.1 million available to offset future income which expire in 2018 through 2023. Although realization is not assured, management believes it is more likely than not that a portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. The Company has established a valuation allowance of approximately $1.1 million as of December 31, 2005 and 2004 due to the uncertainty of future realization of the net deferred tax assets. Utilization of these carryforwards could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code Section 382.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), SHARE-BASED PAYMENT. This Standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements. We previously adopted the fair value based method of accounting pursuant to SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, prospectively. Management is in the process of evaluating the requirements of SFAS No. 123R. The adoption of the provisions of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

      In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, an amendment of APB Opinion No. 29, which replaces the exception from fair value measurement for nonmonetary exchanges of similar productive assets, with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. This statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

      In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

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

      We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $15.8 million in 2005 from $15.2 million in 2004 and from $8.1 million for 2003. However, during those years revenues quarter to quarter have at times remained flat. Had it not been for the strategic acquisition of the Ignition assets in December 2003 and the acquisition of TRMS in October 2004, revenue growth targets year over year would not have been achieved in 2005 and the likelihood of achieving targets for 2006 much more difficult. We had ten consecutive quarters of profitability beginning with the third quarter of 2002 through the fourth quarter of 2004, but incurred a net loss for each of the first two quarters of 2005 before returning to profitability in the third and fourth quarters.

      Our prospects must be considered in view of the risks, expenses and difficulties frequently encountered by companies in rapidly evolving markets, including uncertainty of revenues, markets, and profitability. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, control of expense levels and the success of our business activities. Our future operating results will depend on a variety of factors, including those discussed in the other factors set forth below.

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

      We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION. We are continuing to create the redundancies that will reduce the reliance on these individuals, but have not completed this task and will not for at least the remainder 2006. Furthermore, we have not entered into employment agreements with these significant employees except for our executive officers. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options or restricted stock grants, which serve to retain and motivate key employees as they become vested in their equity. At our 2005 annual meeting, stockholders approved a stock incentive plan which will allow a flexible stock compensation program which we believe will be important in our ability to attract and retain the best available employees. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

      Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line through the acquisition of Ignition assets and TRMS carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. In connection with its acquisitions, LION became the assignee of certain customer contracts, most of which have initial contract periods or renewals expiring during 2005 and into 2006 and typically have renewable successive one-year terms and in a few cases successive two-year terms. Revenues from these acquired contracts comprised approximately 53% of our total revenues for 2005. Several LockPoint Xtra(R) and Pipeline Tools customers did not renew their contracts with us during 2004 and 2005. Included among those customer terminations was an LPX customer that did not renew its contract at the end of third quarter and a Pipeline Tools customer that also did not renew its contract during the fourth quarter with the combined revenue loss in the fourth quarter totaling approximately $170,000. However, we have signed 5 new Precision MTS customers during the fourth quarter of 2005 bringing to 14 the number of customers using the LPX / Precision MTS platform and 2 new lender customers during the fourth quarter of 2005 for our Pipeline Tools and TRMS risk management Capital Markets group bringing to 16 the number of new customer wins in 2005.

      There can be no assurance that the existing large customers will renew their contracts, or that we will be able to attract new customers at rates sufficient to maintain a stable or growing revenue base. We have also experienced an anticipated but significant decline in loan volumes in the LPX, Pipeline Tools, and Risk Management Services product lines compared to 2004, although volumes improved in the second and third quarters of 2005 compared to first quarter, but cyclically pulled back during the fourth quarter. If we are unsuccessful in enrolling new customers to equalize the attrition rate of existing customers, or to offset a decline in transactional volume, our overall share of the advanced business solution market could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

      We do not have multiple site capacity for our LION Pro, Mortgage 101 or Retail Web Site services, however, we do have this in place for our LockPoint Xtra(R) and Pipeline Tools services. We are in the process of developing multiple site capacity for all of our services, but this will not be completed until some time in 2006. We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful servers. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. The prospect of such unscheduled interruptions is possible in the foreseeable future, and we are unable to predict their occurrence, duration or cessation.

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

      Our other operations are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services, which in turn could decrease the demand for our products and services, increase the cost of doing business, or otherwise have an adverse effect on our business, operating results or financial condition. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband Internet access, and the characteristics and quality of products and services not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, the applicability to the Internet of existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy is developing. We cannot predict the impact, if any, that future regulation or regulatory changes might have on our business. Unfavorable resolution of these issues may harm our business, diminish the demand for our products and services or increase our cost of doing business.

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

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Our Annual Report must also contain a report that our independent auditors have issued attesting to management's assessment of our internal controls.

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

OUR INTELLECTUAL PROPERTY RIGHTS ARE VALUABLE, AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS, SERVICES AND BRAND.

      We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have a variety of registered Internet domain names. Regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. We currently have federally registered trademarks on LockPoint Xtra(R), Lockpoint(R), and Ratesheet Plus(R) aND one pending patent; "User Interface for On-line Real Estate Service."

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

THE TRADING PRICE FOR OUR COMMON STOCK IS AND MAY CONTINUE TO BE VOLATILE.

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

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of LION, Inc. are included in
Item 7:

         Report of Independent Registered Public Accounting Firm
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statement of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
LION, Inc.

We have audited the accompanying consolidated balance sheets of LION, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LION, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Seattle, Washington
April 10, 2006

                            LION, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                  December 31,
                        (In thousands, except share data)

                                     ASSETS

                                                                                         2005           2004
                                                                                       --------       --------
Current assets
    Cash and cash equivalents                                                          $  3,371       $  4,518
    Short-term investments - available for sale securities                                  800             --
    Accounts receivable, less allowance for doubtful accounts of
       $100 and $58 in 2005 and 2004, respectively                                        1,161          1,842
    Deferred income taxes                                                                   150            150
    Prepaid expenses and other                                                              448            437
                                                                                       --------       --------

         Total current assets                                                             5,930          6,947

Property and equipment, net                                                                 844            931
Goodwill                                                                                  2,590          2,590
Other assets                                                                                325             77
                                                                                       --------       --------

                                                                                       $  9,689       $ 10,545
                                                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                   $    212       $    294
    Accrued salaries and benefits                                                           709          1,002
    Accrued liabilities                                                                     249            333
    Current maturities of long-term obligations                                              23            256
    Deferred revenue                                                                        649          1,050
                                                                                       --------       --------

         Total current liabilities                                                        1,842          2,935
Long-term obligations, less current maturities                                              972            995
                                                                                       --------       --------
         Total liabilities                                                                2,814          3,930
                                                                                       --------       --------

Commitments and contingencies                                                                --             --

Stockholders' equity
    Preferred stock, par value $.001 per share; authorized 5,000,000 shares; none
       issued or outstanding                                                                 --             --
    Common stock - authorized, 50,000,000 shares of $.001 par
       value 38,463,822 and 37,431,537 issued and outstanding
       at December 31, 2005 and 2004, respectively                                           38             37
    Additional contributed capital                                                       14,091         13,730
    Accumulated deficit                                                                  (7,254)        (7,152)
                                                                                       --------       --------
                                                                                          6,875          6,615
                                                                                       --------       --------

                                                                                       $  9,689       $ 10,545
                                                                                       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                            LION, Inc. and Subsidiary
                      Consolidated Statements of Operations
                             Year ended December 31,
                   (In thousands, except net income per share)

                                                          2005            2004
                                                       --------        --------

Revenues                                               $ 15,789        $ 15,192
                                                       --------        --------

Expenses
    Direct costs                                          6,338           5,775
    Selling and marketing                                 2,526           2,027
    General and administrative                            4,089           4,199
    Research and development                              2,392           2,500
    Depreciation and amortization                           533             575
                                                       --------        --------
         Total expenses                                  15,878          15,076
                                                       --------        --------

         Operating (loss) income                            (89)            116

Other income (expense)
    Interest expense                                        (86)            (40)
    Interest income                                          84              12
    Other                                                     3             435
                                                       --------        --------

         (Loss) income before income tax                    (88)            523

    Income tax (expense) benefit                            (14)             93
                                                       --------        --------

         Net (loss) income                             $   (102)       $    616
                                                       ========        ========

Net income (loss) per common share - basic             $     --        $    .02
                                                       ========        ========
Net income (loss) per common share - diluted           $     --        $    .02
                                                       --------        --------

Weighted average number of shares - basic                37,983          34,222
                                                       ========        ========
Weighted average number of shares - diluted              37,983          37,220
                                                       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                            LION, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity
                     Years ended December 31, 2005 and 2004
                        (In thousands, except share data)

                                         Preferred stock              Common stock       Additional
                                    ------------------------    -----------------------  contributed  Accumulated
                                      Shares        Amount        Shares       Amount      capital       Deficit        Total
                                    ----------    ----------    ----------   ----------  -----------  -----------    ----------

                                    ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2003         1,500,000    $        1    31,819,094   $       32   $   11,812   $   (7,768)   $    4,077

Conversion of preferred stock
   into common stock                (1,500,000)           (1)    1,541,550            2           --           --             1
Issuance of common stock in
   conjunction with exercise
   of stock options                         --            --       362,884           --           63           --            63
Issuance of common stock in
   conjunction with exercise
   of warrants                              --            --       333,334           --          133           --           133
Issuance of common stock upon
   exercise of stock options,
   net of common stock repurchase           --            --       165,000           --           --           --            --
Common stock issued for services
   received                                 --            --       115,385           --           60           --            60
Employee compensation from stock
   options                                  --            --            --           --          279           --           279
Issuance of common stock in
   conjunction with purchase
   of TRMS                                  --            --     3,094,290            3        1,328           --         1,331
Tax benefit as a result of stock
   option exercises                         --            --            --           --           55           --            55
Net income for the year                     --            --            --           --           --          616           616
                                    ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2004                --            --    37,431,537           37       13,730       (7,152)        6,615
Issuance of common stock in
   conjunction with exercise of
   stock options                            --            --       989,285            1          170           --           171
Employee compensation from stock
   options and restricted stock             --            --        43,000           --          191           --           191
Net loss for the year                       --            --            --           --           --         (102)         (102)
                                    ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2005                --    $       --    38,463,822   $       38   $   14,091   $   (7,254)   $    6,875
                                    ==========    ==========    ==========   ==========   ==========   ==========    ==========

The accompanying notes are an integral part of this consolidated financial statement.

                            LION, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                             Year ended December 31,
                                 (In thousands)

                                                                              2005          2004
                                                                           ---------     ---------
Cash flows from operating activities
    Net income (loss)                                                      $    (102)    $     616
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities
          Depreciation and amortization                                          533           575
          Write off of capitalized software development costs                     --            14
          Stock options and restricted stock issued to employees                 191           279
          Common stock issued for services received                               --            60
          Deferred income tax assets                                              --          (150)
          Loss (gain) on sale of assets                                            1            (2)
          Changes in assets and liabilities
              Accounts receivable                                                681         1,073
              Other receivables                                                   --           621
              Prepaid expenses and other                                         (11)            4
              Accounts payable                                                   (83)          105
              Accrued salaries and benefits                                     (293)         (159)
              Accrued liabilities                                                (84)         (338)
              Deferred revenue                                                  (401)         (377)
              Other assets                                                        33          (292)
                                                                           ---------     ---------
                  Net cash provided by operating activities                      465         2,029
                                                                           ---------     ---------

Cash flows from investing activities
    Purchase of available-for-sale securities                                 (1,200)           --
    Sale of available-for-sale securities                                        400            --
    Capitalized software development costs                                       (40)         (288)
    Cash received on purchase of TRMS                                             --            22
    Cash received on sale of assets                                               --             2
    Purchases of property and equipment                                         (407)         (190)
                                                                           ---------     ---------
                  Net cash used in investing activities                       (1,247)         (454)
                                                                           ---------     ---------

Cash flows from financing activities
    Tax benefit on stock options exercised                                        --            56
    Restricted cash for letter of credit                                        (280)           --
    Payments on long-term obligations                                           (256)         (193)
    Proceeds from issuance of common stock and exercise of stock
       options and warrants                                                      171           197
                                                                           ---------     ---------
                  Net cash provided by (used in) financing activities           (365)           60
                                                                           ---------     ---------
Net increase (decrease) in cash and cash equivalents                          (1,147)        1,635
Cash and cash equivalents at beginning of year                                 4,518         2,883
                                                                           ---------     ---------
Cash and cash equivalents at end of year                                   $   3,371     $   4,518
                                                                           =========     =========

Supplemental cash flow information and non-cash investing and financing activities - see Note 9

The accompanying notes are an integral part of these consolidated financial statements.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 1 - Description of business and summary of significant accounting policies

DESCRIPTION OF BUSINESS - LION, Inc. (the "Company" or "LION"), a Washington corporation, generates mortgage leads through the Internet and is a technology and service provider of advanced business solutions that streamline the mortgage loan fulfillment process in the mortgage industry. Through its subsidiary, Tuttle Risk Management Services LLC ("TRMS"), LION provides hands-on mortgage pipeline risk management for financial institutions that originate and then sell loans into the secondary market. From Leads to Loans to Capital Markets, LION offers consistent, integrated business solutions to consumers, mortgage brokers, realtors, originators and lenders. LION provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communications tools through its LockPoint Xtra(R), Pipeline Tools, and Risk Management Services product lines.

A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

USE OF ESTIMATES - In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowances for doubtful accounts, long-lived assets valuation, estimated useful lives and recoverability, realizability of deferred tax assets, and the allocation of purchase price.

PRINCIPLES OF CONSOLIDATION - The consolidated  financial statements include the
accounts  of  LION,  Inc.  and  its  wholly-owned  subsidiary,   TRMS  LLC.  All
significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS - The Company's short-term investments consist primarily of Auction Rate Securities. These securities are variable rate securities with underlying interest rates that reset periodically (7-28 days) based on a Dutch auction. At the reset date, the holders can choose to hold their securities at the rate determined by auction or opt out of the investment. These securities are classified as available-for-sale. Available-for-sale securities with remaining maturities of less than one year and those identified by management at time of purchase for funding operations in less than one year are classified as short-term.

REVENUE RECOGNITION - LION generates revenue throughout the mortgage loan origination and fulfillment process. Subscription revenues are generated from mortgage brokers and agents who are provided electronic access to a database of mortgage offerings from LION's proprietary network of lenders throughout the United States. LION also generates revenue from advertisers who pay marketing fees for ad banners, web site promotion, and lead generation. Additionally, fees are earned related to mortgage originator and lender web site development and hosting. Revenues from the LockPoint Xtra(R), Pipeline Tools, and Risk Management Services product lines are generated primarily from transaction fees on closed and locked loan volumes as well as fees for related website development and implementation.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 1 - Description of business and summary of significant  accounting policies
- continued

The Company accounts for its software products with external licensing in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION, and Staff Accounting Bulletin 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Revenue from licensing fees relating to the use of the LockPoint Xtra(R) product is recognized when all elements of the contract have been delivered to the customer. Revenue from monthly recurring charges from use of the Pipeline Tools and Risk Management Services products is recognized in the period in which the service is provided.

Revenue is recognized from product sales or services provided when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the selling price is fixed or determinable, and collectibility is reasonably assured. For multiple-element arrangements, the Company applies Emerging Issues Task Force ("EITF") Issue 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES that meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable.

Subscription and service fees are recognized as revenue over the respective subscription periods or at the time the services are provided. Revenue from services is generally determined based on time and materials. Deferred revenue is recorded on prepaid subscriptions for periods ranging from 3 to 12 months and on advance billings or cash received for contracts that have undelivered elements.

ACCOUNTS RECEIVABLE - The Company's accounts receivable are due from companies in the mortgage industry, including lenders and mortgage brokers. Credit is extended to most customers, and generally collateral is not required. Payments for accounts receivable are due upon receipt of the invoice, but in some cases they may be due within 15 to 60 days depending on the products or services provided.

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

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of 3 to 5 years for computer hardware and software and 5 years for equipment on a straight-line basis. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 1 - Description of business and summary of significant  accounting policies
- continued

CAPITALIZED SOFTWARE DEVELOPMENT COSTS - The Company accounts for internally developed software costs in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Capitalized software development costs, intended for internal use, approximated $40,000 and $288,000 for the years ended December 31, 2005 and 2004, respectively. These costs are included in computer software in property and equipment and are amortized over a period of three years.

GOODWILL - Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, provides that goodwill should not be amortized, but should rather be reviewed at least annually to assess recoverability. This statement requires that goodwill and long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the asset's fair value.

In accordance with SFAS 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. As described in Note 10 - Segment Reporting and Major Customers, the Company has determined that it has two reporting units, consisting of LION and TRMS. SFAS 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill in considered not impaired, thus the second step of the goodwill impairment test used to quantify impairment is unnecessary. Company management has estimated that the fair values of the Company's reporting units to which goodwill has been allocated exceed their carrying amounts, and accordingly no provision for impairment is deemed necessary.

NET INCOME (LOSS) PER COMMON SHARE - Basic income (loss) per share is based on the weighted average number of shares outstanding during each period. Dilutive common stock equivalents, which consist of options to purchase common stock for 2,997,085 shares in 2004, are included in determining dilutive earnings per share. The diluted share calculation for 2005 and 2004 excludes options to purchase 3,789,867 and 3,599,271 shares, respectively, due to their anti-dilutive effect.

ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expense was approximately $798,000 and $417,000 for the years ended December 31, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT COSTS - All expenditures for research and development costs are expensed in the year incurred. These expenses consist of costs incurred for proprietary research and include related salaries and benefits, contract and other outside service fees, and facilities and overhead costs.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 1 - Description of business and summary of significant  accounting policies
- continued

INCOME TAXES - The Company accounts for income taxes in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes, but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. The Company records deferred income tax assets and liabilities based upon differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred tax assets are evaluated on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of deferred tax assets is not considered more likely than not, a valuation allowance against deferred tax assets is recorded. Income tax expense is comprised of taxes paid and payable for the period and change during the period in net deferred income tax assets and liabilities.

STOCK ISSUED FOR SERVICES - Issuances of shares of the Company's stock to employees or third-parties for compensation or services are valued using the closing price on the date of grant.

STOCK OPTIONS - The Company has adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The Company issued options to purchase 320,000 and 993,751 shares during the years ended December 31, 2005 and 2004, respectively, under the 1998 Stock Option Plan (the "Plan"). Compensation expense is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. The Company will recognize compensation expense of $71,000 and $428,000 over the vesting period for these options granted during the years ended December 31, 2005 and 2004, respectively. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to all employee awards (in thousands, except net income (loss) per share).

                                                                           2005        2004
                                                                        --------    --------
      Net income (loss), as reported                                    $   (102)   $    616
      Add: Stock-based employee compensation expense included in
      reported net income (loss)                                             191         279
      Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards, net
      of related tax effects                                                (199)       (363)
                                                                        --------    --------
      Pro forma net income (loss)                                       $   (110)   $    532
                                                                        ========    ========
      Net income (loss) per share:
          Basic - as reported                                           $     --    $    .02
          Diluted - as reported                                         $     --    $    .02
          Basic - pro forma                                             $     --    $    .02
          Diluted - pro forma                                           $     --    $    .01

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 1 - Description of business and summary of significant  accounting policies
- continued

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments are accounted for in accordance with SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, which requires that the Company disclose the fair value of its financial instruments for which it is practicable to estimate fair value. The carrying amounts of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivables, accounts payable, accrued salaries and benefits, and accrued liabilities meeting the definition of a financial instrument approximate fair value because of the short term maturity of these instruments. The fair value of long-term obligations approximates fair value based on the incremental borrowing rate currently available to the Company for loans with similar terms and maturities.

CONCENTRATION OF CREDIT RISK - Cash is held in interest bearing or demand deposit bank accounts. Short-term investments are comprised of marketable debt securities. The Company and its subsidiary maintain cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated approximately $4.2 million at December 31, 2005. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents and short-term investments, as these deposits and investments are held by high credit quality financial institutions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), SHARE-BASED PAYMENT. This Standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements. We previously adopted the fair value based method of accounting pursuant to SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, prospectively. Management is in the process of evaluating the requirements of SFAS No. 123R. The adoption of the provisions of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, an amendment of APB Opinion No. 29, which replaces the exception from fair value measurement for nonmonetary exchanges of similar productive assets, with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. This statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 2 - Business Combinations

In October 2004, LION, Inc. acquired all of the outstanding common shares of Tuttle Risk Management Services Inc., a Delaware corporation ("TRMS"), in connection with a merger of TRMS with and into LION's wholly-owned subsidiary, LION Acq. LLC, a Washington limited liability company. As a result, TRMS became a wholly-owned subsidiary of LION operating as a limited liability company under the name "Tuttle Risk Management Services LLC." The acquisition is intended to qualify as a "reorganization" under Section 368(a) of the Internal Revenue Code of 1986, as amended. As a result, none of the goodwill recorded has a tax basis and is not deductible for tax purposes.

The transaction was accounted for in accordance with SFAS 141, "Business Combinations." The results of TRMS' operations have been included in the consolidated financial statements since the acquisition date. The Company acquired all TRMS assets having an estimated fair value of $892,000 and assumed the liabilities having an estimated fair value of $608,000, in exchange for Company three-year promissory notes totaling $972,000 due at maturity with interest paid annually at 8 percent and 3,094,290 shares of LION common stock valued at $1.33 million. The number of shares of common stock issued was determined based on the lesser of the closing price of LION common stock for the 20 trading days ending on the trading day immediately prior to the closing date and $.65 per share. The total purchase price was $2.6 million, including acquisition costs of approximately $297,000.

The following table summarizes the fair values of the assets acquired and liabilities assumed at October 13, 2004, the date of acquisition (in thousands):

      ASSETS
      Cash                                                          $   22
      Accounts receivable                                              773
      Prepaid expenses                                                  79
      Property and equipment                                            18
      Goodwill                                                       2,316
                                                                    ------

              Total assets                                           3,208

      LIABILITIES
      Accrued liabilities                                               95
      Deferred revenue                                                 121
      Accrued payroll obligations                                       88
      Notes payable                                                    303
                                                                    ------

             Total liabilities                                         608
                                                                    ------

                  Net assets acquired                               $2,600
                                                                    ======

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 2 - Business Combinations - continued

TRMS operating results for the period from October 13, 2004 to December 31, 2004 are included in the historical consolidated results of operations of LION for the year ended December 31, 2004. On a pro forma basis as if the TRMS acquisition had taken place at January 1, 2004, pro forma revenues would have approximated $17.4 million, pro forma net income would have approximated $750,000 and basic and diluted net income per share would have been $0.02. The pro forma results of operations do not purport to indicate the actual results of operations which would have been achieved had the acquisition been consummated at the beginning of the period.

In December 2003, the Company purchased certain assets of Ignition Mortgage Technology Solutions, Inc. ("Ignition"), a wholly-owned subsidiary of the Federal Home Loan Mortgage Corporation ("Freddie Mac"). In addition, the Company received $1.0 million in consideration for satisfying obligations under the assigned customer agreements and $777,000 related to amounts prepaid by a customer under an assigned customer agreement. The assigned customer agreement included deferred revenue at a fair value of approximately $921,000 of which $545,000 was recognized in 2004 with the remaining $331,000 recognized in 2005.

The transaction was accounted for in accordance with SFAS 141, "Business Combinations." LION paid $1,000 and assumed liabilities of $141,000 for substantially all of Ignition's assets. Under the terms of the transaction, LION assumed a deferred payroll obligation of $621,000 for severance to be paid in 2004 to certain employees that transferred to LION from Ignition. The severance was paid in full and funded by Freddie Mac on June 30, 2004.

The fair value of the net assets acquired in the transaction exceeded the cost of the acquired assets. The excess of the fair value of the net assets over the cost of the acquired assets was allocated as a pro rata reduction to the non-current assets acquired. Accordingly, the fair value of the property and equipment acquired in the transaction was reduced to zero.

Note 3 - Property and Equipment

Property and equipment consist of the following as of December 31 (in thousands):

                                                           2005        2004
                                                          ------      ------

      Computer equipment                                  $  869      $  798
      Computer software                                    1,956       2,012
      Equipment                                              427         362
      Leasehold improvements                                 102          12
                                                          ------      ------
                                                           3,354       3,184
      Less accumulated depreciation and amortization       2,510       2,253
                                                          ------      ------

                                                          $  844      $  931
                                                          ======      ======

Fixed assets acquired under capital leases approximated $227,000 at December 31, 2005 and 2004, and related accumulated amortization approximated $187,000 and $132,000 at December 31, 2005 and 2004, respectively.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 4 - Long-term Obligations

The Company's long-term obligations are comprised of the following at December 31 (in thousands):

                                                                                               2005        2004
                                                                                            --------    --------
      Capital lease obligations payable in monthly installments of $1,328 at a
         fixed rate of 16.9%; final payments due  November 2005                             $     --    $     14

      Capital lease obligations payable in monthly installments of $1,301 at a
         fixed rate of 15.9%; final payments due at various dates through January 2006             1          15

      Capital lease obligations payable in monthly installments of $115 at a fixed
         rate of 1%; final payment due May 2006                                                    1           2

      Capital lease obligations payable in monthly installments of $3,209 at a
         fixed rate of 12%; final payment due July 2006                                           21          55

      Notes payable to various TRMS shareholders at a fixed rate of 10%; paid off
         in February 2005                                                                         --         193

      Notes payable to various TRMS shareholders at a fixed interest rate of 8%;
         interest is accrued and payable annually with the principal and unpaid
         accrued interest due in October 2007                                                    972         972
                                                                                            --------    --------
                                                                                                 995       1,251
      Less current maturities                                                                     23         256
                                                                                            --------    --------

                                                                                            $    972    $    995
                                                                                            ========    ========

Following is a schedule of annual minimum payments under such obligations (in thousands):

        Year ending December 31,            Capital Leases      Note Payable         Total
     ---------------------------------      --------------      ------------      -----------
                  2006                        $        24        $        --      $        24
                  2007                                 --                972              972
                                              -----------        -----------      -----------

     Total minimum payments                            24                972              996

     Less amount representing interest                  1                 --                1
                                              -----------        -----------      -----------

     Net principal payments                   $        23        $       972      $       995
                                              ===========        ===========      ===========

At December 31, 2005, the Company had $280,000 of restricted cash, which is classified as other noncurrent assets. The restricted cash serves as collateral for an irrevocable letter of credit with respect to a lease for the Company's San Rafael, California office space. The cash is held in custody by the bank that issued the letter of credit, is restricted as to withdrawal or use, and is currently invested in money market funds. In January 2007, the letter of credit may be reduced to $180,000. In July 2008, the letter of credit may be cancelled and replaced by a security deposit equal to the then current monthly rent.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 5 - Income taxes

The income tax benefit (expense) is comprised of the following for the years ended December 31 (in thousands):

                                                       2005         2004
                                                     -------      -------

      Current:
        Federal                                      $    --      $   150
        State                                            (14)         (57)
                                                     -------      -------

              Total                                  $   (14)     $    93
                                                     =======      =======

The income tax (expense) benefit reconciled to the tax computed at the statutory federal rate was as follows for the years ended December 31 (in thousands):

                                                       2005         2004
                                                     -------      -------

      Tax benefit (provision) at statutory rate      $    30      $  (178)
      State income taxes                                 (14)         (57)
      Non-deductible expenses                            (15)         (17)
      Other                                              (20)         (22)
      Decrease in valuation allowance                      5          367
                                                     -------      -------

           Total                                     $   (14)     $    93
                                                     =======      =======

The components of deferred taxes are as follows at December 31 (in thousands):

                                                       2005         2004
                                                     -------      -------
      Deferred tax assets:
          Intangible assets                          $    17      $    21
          Accrued liabilities                             94          112
          Allowance for doubtful accounts                 36           21
          Stock options issued to employees               66          103
          Deferred revenue                                --          119
          Depreciation                                    --            9
          Net operating loss carryforwards             1,054          836
                                                     -------      -------
               Total deferred tax assets               1,267        1,221
      Deferred tax liabilities:
          Depreciation                                    51           --
                                                     -------      -------
                                                       1,216        1,221

      Valuation allowance                             (1,066)      (1,071)
                                                     -------      -------

                                                     $   150      $   150
                                                     =======      =======

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 5 - Income taxes - continued

During the fourth quarter of 2004, the Company recognized a tax benefit of $150,000. This tax benefit was the result of recognition of a net deferred tax asset. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3.1 million available to offset future income which expire in 2018 through 2023. Although realization is not assured, management believes it is more likely than not that a portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company has established a valuation allowance of approximately $1.1 million as of December 31, 2005 and 2004, due to the uncertainty of future realization of deferred tax assets. The valuation allowance was decreased by $5,000 and $367,000 during the years ended December 31, 2005 and 2004, respectively, based upon management's estimate of realization of deferred tax assets. Utilization of these carryforwards could be limited due to a change of control in Company ownership as defined by the Internal Revenue Code Section 382.

Note 6 - Commitment and Contingencies

The Company conducts a portion of its operations in leased facilities under operating lease agreements. The following is a schedule of approximate minimum annual rental payments under such operating leases, which expire at various dates through April 2010 (in thousands):

            Year ending December 31,
                      2006                               $    825
                      2007                                    649
                      2008                                    345
                      2009                                    241
                      2010                                     69
                                                         --------

         Total minimum payments required                 $  2,129
                                                         ========

Various leases provide for payment of taxes and other expenses by the Company. Rent expense for leased facilities totaled approximately $830,000 and $753,000 for the years ended December 31, 2005 and 2004, respectively.

The Company from time to time is involved in certain legal matters arising during the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's financial position or results of operations.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 6 - Commitment and Contingencies - continued

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

In June 2004, the Company entered into new employment agreements with its President and its CFO, which provide for initial annual salaries of $150,000 and $135,000, respectively. Each agreement has a term of three years and provides that the compensation will include a base and may include a bonus. In the event that employment is terminated by the Company without cause, they will be entitled to a severance payment of 50% of their annual compensation. They are also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

In 2004, the Company settled its lawsuit against and received payment from its insurance carrier. LION had initiated litigation for reimbursement of defense and indemnity costs related to a lawsuit which was settled for $340,000 in 2002. The Company and the insurance carrier reached a mediated settlement of claims, and in June 2004, LION received payment of approximately $433,000, net of legal expenses, which is included in "Other Income" in the accompanying December 31, 2004 Statement of Operations.

Note 7 - Stock Options

In June 2005, the Company established the 2005 Stock Incentive Plan (the "2005 Plan") under which a total of 5 million shares have been reserved for issuance as incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. Not more than 2.5 million shares may be used for restricted stock awards and restricted stock units. As of December 31, 2005, 43,000 shares of restricted common stock were outstanding under the 2005 Plan which vest quarterly over a four year period. The average grant date fair value of the restricted common stock granted during 2005 was $.32 per share. No other stock incentive awards under the 2005 Plan were granted during 2005.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 7 - Stock Options - continued

In October 1998, the Company established the 1998 Stock Option Plan (the "1998 Plan") under which 15 million shares have been reserved for issuance. The 1998 Plan allows the Company to grant options to employees for up to 50,000 shares of common stock per employee. Employee directors are eligible to receive option grants and direct stock issuances. Non-employee directors receive as an initial grant options to purchase 50,000 shares of common stock, exercisable at not less than the fair market value of the Company's common stock on the day of grant. Thereafter, non-employee directors receive automatic option grants each year to purchase 50,000 shares of common stock upon their reelection at the annual meeting of shareholders. Non-employee chairs of the audit and compensation committees receive an automatic option grant each year to purchase an additional 25,000 shares of common stock. At December 31, 2005, approximately 4,138,000 shares are available for future issuance under the plan. Options currently outstanding vest over a zero to four year period. Stock options are exercisable at not less than the market value of the Company's common stock on the date of grant.

The fair value of option grants are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 2005: expected volatility of approximately 125%; risk-free interest rate ranging from 3.7% to 4.2%; expected lives of 4 years; and, a zero percent dividend yield. The following weighted average assumptions were used for grants in fiscal year 2004: expected volatility of approximately 130%; risk-free interest rate ranging from 3.9% to 4.3%; expected lives of 4 years; and, a zero percent dividend yield.

A summary of the Company's 1998 Plan activity is as follows:

                                                             2005                                2004
                                                 ----------------------------        ----------------------------
                                                                    Weighted                             Weighted
                                                                     average                             average
                                                                    exercise                             exercise
                 Stock options                      Shares            price            Shares             price
    --------------------------------------       ------------      ----------        ------------      ----------
    Outstanding at beginning of year                6,596,359      $      .30           7,928,409      $      .36
    Granted                                           320,000             .27             993,751             .50
    Forfeited                                      (2,137,207)            .48          (1,762,917)            .76
    Exercised                                        (989,285)            .17            (562,884)            .14
                                                 ------------      ----------        ------------      ----------

    Outstanding at end of year                      3,789,867      $      .22           6,596,359      $      .30
                                                 ============      ==========        ============      ==========

    Options exercisable at end of year              2,752,767      $      .23           4,026,502      $      .32
                                                 ============      ==========        ============      ==========

    Weighted-average fair value of options
      granted during the year                                      $      .22                          $      .43
                                                                   ==========                          ==========

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 7 - Stock Options - continued

Following is a summary of stock options outstanding at December 31, 2005:

                                Outstanding Options                                           Options Exercisable
   ----------------------------------------------------------------------------       ---------------------------------
                                             Weighted-             Weighted-                                 Weighted-
                                              average        average remaining                                average
    Exercise price            Number           price           contractual life           Number          exercise price
   -------------------     -----------     ------------      ------------------       --------------      --------------
   $  .04 - $  .25           3,084,450        $  0.18              6.7 years            2,251,100            $   0.18
   $  .26 - $  .50             480,417        $  0.31              4.7 years              307,917            $   0.33
   $  .51 - $  .61             225,000        $  0.59              5.3 years              193,750            $   0.60
                           -----------                                                -----------
                             3,789,867                                                  2,752,767
                           ===========                                                ===========

Note 8 - Retirement Plan

The Company has adopted a salary deferral retirement plan, or 401(k) plan. The plan covers all employees who meet the plan's eligibility requirements. Employees are eligible if they are at least age 18, they have completed the earlier of 1 year of service or 3 consecutive full calendar months of employment, their employment is not governed by terms of a collective bargaining agreement and they are not non-resident aliens who do not receive earned income from LION. The Company can make discretionary contributions to the plan. No contributions were made by the Company for the years ended December 31, 2005 and 2004.

Note 9 - Supplemental Cash Flow Information and Non-cash Investing and Financing Activities

Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows for the years ended December 31 (in thousands):

                                                                  2005      2004
                                                                ------    ------
      Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                 $   92    $   19
         Cash paid during the year for income taxes             $   76    $   90

      Non-cash operating, investing and financing activities
         Common stock issued for services received              $   --    $   60

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 10 - Segment Reporting and Major Customers

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and assess operating performance. Management has determined that the Company has two operating segments, TRMS and the integrated software, services and lead generation businesses in which the Company is engage. Management elected to report on each segment based upon, among other things, TRMS being a registered Commodity Trading Advisor and generating revenues through hands on delivery of Risk Management Services, while LION's other combined operations generate revenues primarily for sales of software related products and services. Intercompany revenues represent fees for Pipeline Tools technology and services purchased by TRMS from its parent, LION, which are generally accounted for at current market prices and are eliminated in consolidation. Management evaluates segment performance primarily based on segment revenues, expenses and operating income (loss) before intercompany revenues and expenses. Accounting policies for segments are the same as those described in Note 1. The following sets forth information for reportable segments and consolidated totals (in thousands):

              Year ending December 31,                             LION              TRMS           Consolidated
   ----------------------------------------------------------   ---------          ---------        ------------
   Year ended December 31, 2005:
         Revenues from external customers                       $   9,300          $   6,489          $  15,789
         Revenues from internal customers                           3,783                  -                  -
         Operating income (loss)                                     (389)               300                (89)
         Depreciation and amortization                                512                 21                533
         Capital expenditures                                         397                 50                447
         Goodwill                                                     274              2,316              2,590
         Total assets                                               6,174              3,515              9,689

   Year ended December 31, 2004:
         Revenues from external customers                        $ 13,713          $   1,479          $  15,192
         Revenues from internal customers                             814                  -                  -
         Operating income (loss)                                      (23)               139                116
         Depreciation and amortization                                572                  3                575
         Capital expenditures                                         478                  -                478
         Goodwill                                                     274              2,316              2,590
         Total assets                                               6,762              3,783             10,545

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 10 - Segment Reporting and Major Customers - continued

The Company's product groupings are comprised of Leads, Loans, and Capital Markets. Revenues for the years ended December 31, 2005 and 2004 were as follows (in thousands):

                                                      2005           2004
                                                    -------        -------
      LEADS
        Mortgage 101                                $ 1,781        $ 1,959
                                                    -------        -------

      LOANS
        LION Pro                                      2,991          3,145
        Retail Websites                               2,592          2,542
        LockPoint Xtra                                1,181          1,923
                                                    -------        -------
                                                      6,764          7,610
                                                    -------        -------
      CAPITAL MARKETS
        Pipeline Tools                                  755          4,144
        Risk Management Service                       6,489          1,479
                                                    -------        -------
                                                      7,244          5,623
                                                    -------        -------

           Total revenues                           $15,789        $15,192
                                                    =======        =======

The Leads product grouping consists of the Company's Mortgage 101 product, which generates revenues from LION's subscription and pay-per-lead based lead programs along with broker ad banner programs.

The Loans product grouping consists of LION Pro, Retail Websites, and LockPoint Xtra(R). LION Pro revenues are comprised of LION Pro Corporate, LION Pro Individual, and lenders who participate in the underlying database. Web Site revenues consist of site development and hosting fees. LockPoint Xtra(R) revenues are generated from implementation fees with new customers, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

The Capital Markets product grouping consists of Pipeline Tools and Risk Management Services. Pipeline Tools revenues are generated from implementation fees from new customers, recurring monthly billings based on closed loan volumes with monthly minimums which may vary from customer to customer, and custom development services. Risk Management Services are provided by TRMS and are generated by recurring monthly billings based on closed loan volumes with monthly minimums which may vary from customer to customer.

Prior to the acquisition of TRMS in October 2004, TRMS was LION's largest customer for Pipeline Tools. LION provides TRMS a license to have access to and use of Pipeline Tools, and also provides second-line support to TRMS, for which LION is paid fees, which are recorded as Pipeline Tools revenue. LION's Pipeline Tools revenues include these fees through October 12, 2004. Since the acquisition date, fees between LION, the parent, and TRMS, the subsidiary, are eliminated in consolidation.

A portion of the Company's revenue from large customers in the mortgage industry exceed ten percent of the total revenues. Prior to the acquisition of TRMS on October 13, 2004, TRMS accounted for 18% of the Company's revenues for the year ended December 31, 2004. Other than TRMS in 2004, there were no customers with revenues in excess of ten percent of consolidated revenues during 2004 and 2005, and no customers had accounts receivable in excess of ten percent of total accounts receivable.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2005 and 2004

Note 11 - Quarterly Financial Data (Unaudited)

Following is a summary of unaudited quarterly results of operations in 2005 and 2004 (in thousands, except income per share):

                                                                               Net          Net
                                                                              income      income
                                                                              (loss)        per
                                                  Operating        Net       per basic    diluted
      Fiscal Year ended                             Income       Income       common       common
      December 31, 2005:               Revenues     (Loss)       (Loss)        share       share
                                       --------     ------       ------        -----       -----
      First Quarter                     $4,041      $ (137)      $ (149)      $   --      $   --
      Second Quarter                    $3,999      $ (173)      $ (179)      $   --      $   --
      Third Quarter                     $4,020      $  212       $  213       $  .01      $  .01
      Fourth Quarter                    $3,729      $    9       $   13       $   --      $   --

      Fiscal Year ended
      December 31, 2004:
                                        $3,870      $    9       $    6       $   --      $   --
      First Quarter                     $3,576      $  (44)      $  384       $  .01      $  .01
      Second Quarter                    $3,574      $   62       $  113       $   --      $   --
      Third Quarter                     $4,172      $   89       $  113       $   --      $   --
      Fourth Quarter

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Set forth below is information concerning our directors, executive officers and other key employees.

           NAME                    AGE               POSITION
           ----                    ---               --------

    DIRECTORS:
    Randall D. Miles (3)           49        Chairman, Director
    John A. McMillan (2) (3)       74        Director
    Griffith J. Straw (2)          57        Director
    James Russo (1)                59        Director
    David Stedman                  56        Director
    J.C. "Tuck" Marshall (1)       56        Director
    Sam Ringer                     46        Director

    EXECUTIVE OFFICERS:
    Randall D. Miles               49        CEO
    David Stedman                  56        President
    Steve Thomson                  53        CFO, Corporate Secretary, Treasurer

      (1)   Member of the Audit Committee
      (2)   Member of the Compensation Committee
      (3)   Member of Nominating Committee

      All directors were elected to a one-year term at the Annual Meeting held June 23, 2005. Directors Randall Miles, CEO, and David Stedman, President, are full-time employees of the Company. The other directors devote only such time as may be necessary to our business and affairs. There are no family relationships among any of the directors or executive officers of the Company. Following is a discussion of the business background of each director and executive officer.

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

      JOHN A. MCMILLAN has been a director of the Company since January 1999, and served as Chief Executive Officer from October 1999 through August 2002. Mr. McMillan retired as Director of the Board of Directors for Nordstrom, Inc. in May 2004. Mr. McMillan has been associated with Nordstrom for 40 years and served as a member of the Office of Chief Executive Officer from 1971 to 1996. Mr. McMillan's business and civic affiliations include sitting on the Board of Directors for the McMillan Family Foundation and Coalition Community Development of Resources and was a former member of the Board of Directors for Vision Youth (Chairman), ZION Preparatory Academy Capitol Campaign (Chairman), Urban Enterprise Council, Bob Walsh Enterprises, Global Partnerships, and Seattle Pacific University.

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

      JAMES RUSSO has been a director since August 2004. Since 2001, Mr. Russo has served as the Executive Director Finance of Advancis Pharmaceutical Corporation. He has over 25 years of executive financial and operational management experience with US and international based businesses in the pharmaceutical, engineering, environmental consulting and banking industries. Mr. Russo has been CFO of public and privately held companies and is a founding director of Cardinal Financial Corporation since 1997. Mr. Russo also serves as a trustee of TESST College of Technology and is a graduate of the University of Maryland.

      DAVID STEDMAN has been a director since August 2002 and has served as President since June 2005. Previously, Mr. Stedman served as President of LION from January 2001 to December 2003, as Chief Executive Officer from August 2002 to December 2003, and as Co-President from December 2003 to May 2005. Mr. Stedman joined LionInc.com, the former subsidiary of LION, in May 1999 as Vice President of Marketing & Sales. He served as its COO from January 2000 and as its President from October 2000 until its merger with the Company. Mr. Stedman has over 20 years of marketing experience that includes expertise in market analysis, systems development, strategic and market planning, identity creation, advertising and public relations. From 1989 to 1999 Mr. Stedman was a Vice President/Director of Marketing for Safeco Properties, a real estate development subsidiary of Safeco Insurance. Prior to Safeco Properties, Mr. Stedman held a number of positions with advertising agencies in the Northwest. Along with winning a variety of national and local advertising awards, Mr. Stedman has been a guest speaker for a design class at the University of Washington and has presented to a variety of business organizations. Mr. Stedman serves on the Board of Directors of a non-profit charitable organization.

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

      SAM RINGER has been a director of the Company since 1989. From March 2000 to January 2001, he served as Chief Technology Officer of LionInc.com. He served as Chief Executive Officer of LionInc.com from February 1999 to March 2000, and as its President from 1997 to March 2000, and during the period from 1991 through 1995. Mr. Ringer was co-founder, co-architect and author of the LION software. He received his training as a computer engineer and programmer in Spokane, WA at Spokane Falls Community College and Gonzaga University. Prior to his tenure with the Company, Mr. Ringer served for two years as a mortgage broker at MorNet Mortgage, a Seattle mortgage brokerage firm. Since October 2004, Mr. Ringer has not been an employee of the Company.

OFFICERS:

      RANDALL MILES has served as the Chief Executive Officer of the Company since December 2003. See background information above for Mr. Miles under the heading "DIRECTORS."

      DAVID STEDMAN has served as President of the Company since June 2005. See background information above for Mr. Stedman under the heading "DIRECTORS."

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

      AUDIT COMMITTEE. The Audit Committee assists our Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit Committee's role includes discussing with management the Company's processes to manage business and financial risk, and for compliance with applicable legal and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent registered public accounting firm engaged to prepare or issue audit reports on our financial statements. The Audit Committee relies on the expertise and knowledge of management, any internal auditors, and the independent auditor in carrying out its oversight responsibilities. The specific responsibilities in carrying out the Audit Committee's oversight role are set forth in the LION Audit Committee Charter. The Audit Committee Charter is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents.

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

      COMPENSATION COMMITTEE. The Compensation Committee reviews retirement and benefit plans and salaries and incentive compensation to be provided to our executive personnel, employees, and consultants, and recommends appropriate compensation and benefit levels. The Compensation Committee also administers our current stock option and equity incentive plans, including the approval of grants and options under the plans to our employees, consultants and directors and, in general, oversees general policy matters relating to our various compensation plans, including payroll, option, stock, medical and bonus plans.

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

CODE OF ETHICS

      We have adopted a Code of Ethics that applies to our executive officers, including financial officers and other finance organization employees. The Code of Ethics is publicly available on the investors relations portion of our website at www.lionmts.com. Our Board did not grant any waivers of any ethics policies in fiscal 2005 to our directors or executive officers. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. The charters of the Audit, Compensation and Nominating Committees are also available at the same website address.

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

ITEM 10. EXECUTIVE COMPENSATION

      The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2005, 2004 and 2003 by our Chief Executive Officer and the other most highly compensated executive officers serving during the year ended December 31, 2005.

                           SUMMARY COMPENSATION TABLE*

                                                                     Long-Term
                                          Annual Compensation       Compensation
                                          -------------------       ------------
                                                                     Securities
                                                                     Underlying
                                                                      Options/
NAME AND PRINCIPAL POSITION     Year      Salary        Bonus         Warrants
---------------------------     ----      ------        -----         --------

Randall D. Miles, CEO (1)       2005    $ 235,780             -               -
                                2004    $ 200,000     $  55,000
                                2003    $  12,200             -       1,000,000

David Stedman, President        2005    $ 157,565             -               -
                                2004    $ 157,400     $ 101,000               -
                                2003    $ 130,200(2)          -         300,000

Steve Thomson, CFO              2005    $ 158,519             -               -
                                2004    $ 145,400     $  75,000               -
                                2003    $ 113,400(3)          -               -

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

OPTION GRANTS LAST FISCAL YEAR.

      During the year ended December 31, 2005, we granted employees 320,000 options to purchase shares of our common stock and 43,000 shares of restricted stock. No options or restricted shares were granted to our executive officers. The options have ten years terms but are subject to earlier forfeiture or cancellation in connection with termination of employment or upon the optionee's death or disability. The restricted shares are also subject to earlier forfeiture or cancellation in connection with termination of employment or upon the participant's death or disability. Options totaling 300,000 shares vest quarterly over a one year period and options totaling 20,000 shares vest at 6 1/4 % each quarter over sixteen quarters. The restricted shares vest at 6 1/4% each quarter over sixteen quarters.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE.

      The following table provides information with respect to stock options exercised by our named executive officers during the fiscal year ended December 31, 2005 and unexercised options held as of December 31, 2005. No stock appreciation rights were exercised during 2005 or were outstanding at December 31, 2005.

                                                                                             Value of Unexercised
                                                     Number of Securities Underlying             In-the-Money
                             Shares                    Unexercised Options/Warrants             Options/Warrants
                            Acquired        Value         at Fiscal Year-End (#)             at Fiscal Year-End ($)
                           on Exercise    Realized   -------------------------------     ------------------------------
           Name                (#)           ($)     Exercisable       Unexercisable     Exercisable      Unexercisable
           ----                ---           ---     -----------       -------------     -----------      -------------
Randall Miles, CEO
      Options                  68,450     $  4,642      416,650            583,350        $   62,498       $   87,503

David Stedman, President
      Options                      --           --      588,250            131,250        $   78,160       $   18,375

Steve Thomson, CFO
      Options                      --           --      305,000                 --        $   39,650               --

COMPENSATION OF DIRECTORS

      During 2004 and through January 2005, non-employee directors received $1,000 cash compensation for each face-to-face board meeting and no compensation for committee meetings. Beginning February 2005, non-employee directors receive $2,000 cash compensation for each board meeting and $500 cash compensation for each committee meeting. Effective June 23, 2005, non-employee directors receive $500 cash compensation for each telephonic board meeting and only the face to face meetings paid at the $2,000 per meeting rate. Non-employee directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees of the board of directors. Employee directors are eligible to receive option grants and direct stock issuances under our 1998 Stock Option Plan. Non-employee directors receive as an initial grant options to purchase 50,000 shares of common stock, exercisable at not less than the fair market value of the Company's common stock on the day of grant. Thereafter, non-employee directors receive automatic option grants each year to purchase 50,000 shares of common stock upon their reelection at the annual meeting of shareholders. Non-employee chairs of the audit and compensation committees will receive an automatic option grant each year to purchase an additional 25,000 shares of common stock.

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

      In June 2004, the Company entered into new employment agreements with David Stedman, its President, and Steve Thomson, its CFO. The employment agreements for Mr. Stedman and Mr. Thomson provided for initial annual salaries of $150,000 and $135,000, respectively. Each agreement has a term of three years and provides that the compensation will include a base and may include a bonus. In the event that employment is terminated by the Company without cause, they will be entitled to a severance payment of 50% of their annual compensation. They are also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of December 31, 2005 of the Company's common stock by (a) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director of the Company, (c) each of the executive officers named in the Summary Compensation Table on this Form 10 - KSB, and (d) all directors and executive officers of the Company as a group.

                                                    Shares (2)       Percent (3)
Name and Address (1)                               Beneficially       of Voting
Of Beneficial Owner                                   Owned           of Shares
-------------------                                   -----           ---------

DIRECTORS AND EXECUTIVE OFFICERS:

John A. McMillan                                  1,908,050 (4)          4.95%
J.C. (Tuck) Marshall                                625,417 (5)          1.61%
Sam Ringer                                        1,898,920 ((6)         4.93%
David Stedman                                     1,219,500 ((7)         3.11%
Steve Thomson                                     1,101,500 (8)          2.84%
Randall D. Miles                                    540,117 (9))         1.39%
Griffith J. Straw                                   209,250 (10)            *
James Russo                                         196,250 (11)            *

All directors and executive officers as
  a group (8 persons)                             7,699,454             18.89%

OTHER BENEFICIAL OWNERS:

Continental Advisors LLC                          2,159,150 (12)         5.61%

* Less than one percent.

(1) Except as noted below, the business address of the directors and executive officers is 4700-42nd Avenue SW, Suite 430, Seattle, WA 98116.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of December 31, 2005 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Percentage of beneficial ownership is based upon 38,463,823 voting shares of common stock outstanding as of December 31, 2005.

(4) Includes 62,500 underlying shares of vested stock options.

(5) Includes 395,417 underlying shares of vested stock options.

(6) Includes 25,000 underlying shares of vested stock options.

(7) Includes 719,500 underlying shares of vested stock options.

(8) Includes 305,000 underlying shares of vested stock options.

(9) Includes 416,667 underlying shares of vested stock options.

(10) Includes 209,700 underlying shares of vested stock options.

(11) Includes 156,250 underlying shares of vested stock options.

(12) Continental Advisors LLC and David P. Purcell are deemed the beneficial owner of the 2,159,150 voting shares because of their shared power to vote and dispose of those shares. Their address is One North Wacker Drive, Suite 4140, Chicago, IL 60606.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table gives information about equity awards under the Company's 1998 Plan and the individual equity arrangements as of December 31, 2005.

                                                  (a)                      (b)                       (c)

                                               Number of
                                            securities to be                                 Number of securities
                                              issued upon            Weighted-average        available for future
                                              exercise of           exercise price of       issuance under equity
                                              outstanding              outstanding            compensation plans
                                           options, warrants        options, warrants       [excluding securities
            Plan category                      and rights               and rights         reflected in column (a)]
----------------------------------         -----------------        -----------------      ------------------------
Equity compensation plans approved
by security holders (1)                           3,789,867                  $.22                   7,746,311

Equity compensation plans not
approved by security holders                             --                    --                          --
                                           -----------------        -----------------      ------------------------

Total                                             3,789,867                  $.22                   7,746,311
                                           =================        =================      ========================

(1) The Company maintains the 1998 Stock Option Plan pursuant to which it may grant options to eligible persons and the 2005 Stock Incentive Plan pursuant to which it may grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to eligible persons.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On August 15, 2005, we entered into indemnification agreements with each of our directors and certain of our officers containing provisions that may require us, among other things, to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors and such officers, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. The indemnification agreements provide that LION is not obligated to indemnify the officers and directors for expenses, liabilities or losses of any type whatsoever in certain circumstances, including: (i) on account of any suit in which judgment is rendered against them for an accounting of profits made from their purchase or sale of securities of LION pursuant to the provisions of
Section 16(b) of the Securities Exchange Act of 1934 or similar provisions of any federal, state or local statutory law; (ii) on account of conduct which is determined to have been intentional misconduct, a knowing violation of law, or a transaction from which the illegal benefit was derived; (iii) with respect to remuneration paid if it shall be determined by a final judgment or other final adjudication that such remuneration was in violation of law; and (iv) with respect to proceedings or claims initiated or brought voluntarily by the director or officer and not by way of defense, except with respect to proceedings brought to establish or enforce a right to indemnification under the indemnification agreement. In addition, LION is not obligated to make indemnity payments under any of the indemnity agreements if indemnification would not be lawful, or if a payment is actually made to the director or officer under a D&O insurance policy.

ITEM 13. EXHIBITS

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

3.4 Bylaws of LION, Inc., a Washington corporation, incorporated by reference to Exhibit C to the Company's Definitive Proxy Statement dated October 20, 2000.

4.1 Form of 8% Promissory Note due October 2007, issuable by LION, Inc., incorporated by reference to the same exhibit number to the Company's Form 8-K dated October 18, 2004.

10.1 1998 Stock Option Plan with Form of Option Agreement, incorporated by reference to Registration Statement on Form S-8 filed July 28, 2003 (File No. 333-107402).

10.2 2005 Stock Incentive Plan with Form of Stock Option Agreement and Form of Restricted Stock Agreement, incorporated by reference to Registration Statement on Form S-8 filed August 11, 2005 (File No. 333-127434).

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

10.19 Form of Indemnification Agreement, incorporated by reference to the Report on Form 8-K filed August 25, 2005.

14.1 Code of Ethics for CEO and Senior Financial Officers, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2003.

21.1  Subsidiaries of LION, Inc.

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to Grant Thornton (audit and non-audit)

      The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, and the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2005 and 2004, and fees billed for other services rendered by Grant Thornton LLP during those periods.

               Fee Category                            2005              2004
---------------------------------------------      -----------       -----------

Audit fees                                         $   114,457       $    80,260
Audit - related fees                                         -                 -
Tax fees                                                24,769            42,782
All other fees                                          32,407           162,171
                                                   ------------      -----------

                                                   $   171,633       $   285,213
                                                   ============      ===========

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

ALL OTHER FEES. Fees in 2005 relate to Sarbanes-Oxley Section 404 compliance work and reviews of various SEC correspondence. Fees in 2004 relate to the acquisition of the assets of Ignition Mortgage Technology Solutions, Inc. totaling $53,291 and the acquisition of TRMS totaling $108,880.

                                   SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on April 10, 2006.

                                   LION, Inc.
                                   ----------
                                  (Registrant)


                            By: /s/ Randall D. Miles
                                --------------------
                                Randall D. Miles
                                CEO

      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                          TITLE                        DATE
       ---------                          -----                        ----

/s/ Randall D. Miles         Chairman of the Board and CEO        April 10, 2006
/s/ John A. McMillan         Director                             April 10, 2006
/s/ David Stedman            Director and President               April 10, 2006
/s/ J.C. (Tuck) Marshall     Director                             April 10, 2006
/s/ Griffith J. Straw        Director                             April 10, 2006
/s/ Sam Ringer               Director                             April 10, 2006
/s/ James D. Russo           Director                             April 10, 2006
/s/ Steve Thomson            CFO                                  April 10, 2006
/s/ Chris Johnson            Controller                           April 10, 2006

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

3.4 Bylaws of LION, Inc., a Washington corporation, incorporated by reference to Exhibit C to the Company's Definitive Proxy Statement dated October 20, 2000.

4.1 Form of 8% Promissory Note due October 2007, issuable by LION, Inc., incorporated by reference to the same exhibit number to the Company's Form 8-K dated October 18, 2004.

10.1 1998 Stock Option Plan with Form of Option Agreement, incorporated by reference to Registration Statement on Form S-8 filed July 28, 2003 (File No. 333-107402).

10.2 2005 Stock Incentive Plan with Form of Stock Option Agreement and Form of Restricted Stock Agreement, incorporated by reference to Registration Statement on Form S-8 filed August 11, 2005 (File No. 333-127434).

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

10.19 Form of Indemnification Agreement, incorporated by reference to the Report on Form 8-K filed August 25, 2005.

14.1 Code of Ethics for CEO and Senior Financial Officers, incorporated by reference to the same exhibit number to the Company's Form 10 - KSB for the year ended December 31, 2003.

21.1    Subsidiaries of LION, Inc.

23.1    Consent of Grant Thornton LLP.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002