Form 10QSB
period 2006-03-31
LION INC/WA
filed 2006-05-15
CIK 941179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

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

                    Issuer's telephone number (206) 577-1440

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


        As of May 10, 2006, approximately 38,463,822 shares of the Company's common stock were outstanding.

        Transitional  Small Business  disclosure  Format (check one):

                                                                  Yes |_| No |X|

================================================================================

                                   LION, Inc.
                                  Form 10 - QSB
                      For the Quarter Ended March 31, 2006


                                                                           PAGE
                                                                          NUMBER
                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2006
         (unaudited) and December 31, 2005                                   3

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2006 and 2005 (unaudited)              4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2006 and 2005 (unaudited)              5

         Notes to Condensed Consolidated Financial Statements (unaudited)    6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          16

Item 3   Controls and Procedures                                            31

PART II  OTHER INFORMATION

Item 6   Exhibits                                                           32

         Signatures                                                         33

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            LION, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                        March 31,
                                                          2006      December 31,
                                                       (Unaudited)      2005
                                                       ----------   -----------
Current assets
  Cash and cash equivalents                            $    3,338    $    3,371
  Short-term investments - available for
    sale securities                                           800           800
  Accounts receivable, less allowance for
    doubtful accounts of $115 and $100
    in 2006 and 2005, respectively                          1,554         1,161
  Deferred income taxes                                       150           150
  Prepaid expenses and other                                  627           448
                                                       ----------    ----------

      Total current assets                                  6,469         5,930

Property and equipment, net                                   754           844
Goodwill                                                    2,590         2,590
Other assets                                                  225           325
                                                       ----------    ----------

                                                       $   10,038    $    9,689
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                     $      265    $      212
  Accrued salaries and benefits                               776           709
  Accrued liabilities                                         355           249
  Current maturities of long-term obligations                  13            23
  Deferred revenue                                            940           649
                                                       ----------    ----------

      Total current liabilities                             2,349         1,842
Long-term obligations, less current maturities                972           972
                                                       ----------    ----------
      Total liabilities                                     3,321         2,814
                                                       ----------    ----------

Commitments and contingencies                                  --            --

Stockholders' equity
  Preferred stock, par value $.001 per share;
    authorized 5,000,000 shares; none issued
    or outstanding                                             --            --
  Common stock - authorized, 50,000,000 shares
    of $.001 par value, 38,463,822 issued
    and outstanding                                            38            38
  Additional contributed capital                           14,119        14,091
  Accumulated deficit                                      (7,440)       (7,254)
                                                       ----------    ----------
                                                            6,717         6,875
                                                       ----------    ----------

                                                       $   10,038    $    9,689
                                                       ==========    ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LION, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                   (In thousands, except net income per share)
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2006          2005
                                                       ----------    ----------

Revenues                                               $    3,533    $    4,041
                                                       ----------    ----------

Expenses
  Direct costs                                              1,525         1,690
  Selling and marketing                                       565           644
  General and administrative                                  927         1,052
  Research and development                                    592           662
  Depreciation and amortization                               122           130
                                                       ----------    ----------
                                                            3,731         4,178
                                                       ----------    ----------

         Operating loss                                      (198)         (137)

Other income (expense)
  Interest expense                                            (20)          (23)
  Interest income                                              33            14
  Other income                                                  2            --
                                                       ----------    ----------

         Net loss before tax                                 (183)         (146)

  Income tax expense                                           (3)           (3)
                                                       ----------    ----------

         Net loss                                      $     (186)   $     (149)
                                                       ==========    ==========

Net loss per common share, basic and diluted           $       --    $       --
                                                       ==========    ==========

Weighted average number of shares - basic and diluted      38,463        37,508
                                                       ==========    ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LION, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                          2006          2005
                                                       ----------    ----------

Cash flows from operating activities
  Net loss                                             $     (186)   $     (149)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                           122           130
      Stock option and restricted stock expense                27            65
      Changes in assets and liabilities
        Accounts receivable                                  (393)          (41)
        Prepaid expenses and other                           (179)           80
        Accounts payable                                       53            67
        Accrued salaries and benefits                          68          (111)
        Accrued liabilities                                   106           (75)
        Deferred revenue                                      291           223
        Other assets                                          100            33
                                                       ----------    ----------
            Net cash provided by operating activities           9           222
                                                       ----------    ----------

Cash flows from investing activities
  Capitalized software development costs                       --           (12)
  Purchases of property and equipment                         (32)          (69)
                                                       ----------    ----------
            Net cash used in investing activities             (32)          (81)
                                                       ----------    ----------

Cash flows from financing activities
  Restricted cash for letter of credit                         --          (280)
  Payments on long-term obligations                           (10)         (208)
  Proceeds from issuance of common stock and
    exercise of stock options                                  --            47
                                                       ----------    ----------
            Net cash used in financing activities             (10)         (441)
                                                       ----------    ----------

Net decrease in cash and cash equivalents                     (33)         (300)
Cash and cash equivalents at beginning of period            3,371         4,519
                                                       ----------    ----------
Cash and cash equivalents at end of period             $    3,338    $    4,219
                                                       ==========    ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2006

Note 1 - Description of business and summary of significant accounting policies

DESCRIPTION OF BUSINESS - LION, Inc. (the "Company" or "LION"), a Washington corporation, provides online mortgage leads and advanced business solutions that streamline the mortgage loan fulfillment process in the mortgage industry. Through its subsidiary, Tuttle Risk Management Services LLC ("TRMS"), LION provides hands-on mortgage pipeline risk management for financial institutions that originate and then sell loans into the secondary market. From Leads to Loans to Capital Markets, LION offers consistent, integrated business solutions to consumers, mortgage brokers, realtors, originators and lenders. LION provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communications tools through its LockPoint Xtra(R), Pipeline Tools, and Risk Management Services product lines.

A summary of significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows.

The unaudited financial statements and related notes are presented in accordance with the instructions for interim financial statements in Rule 310(b) of Regulation S-B, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and included in its Form 10 - KSB of LION, Inc. and notes thereto for its fiscal year ended December 31, 2005.

USE OF ESTIMATES - In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowances for doubtful accounts, long-lived assets valuation, estimated useful lives and recoverability, and the realization of deferred tax assets.

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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2006

Note 1 - Description of business and summary of significant  accounting policies
- continued

REVENUE RECOGNITION - LION generates revenue throughout the mortgage loan origination and fulfillment process. Subscription revenues are generated from mortgage brokers who are provided electronic access to a database of mortgage offerings from LION's proprietary network of lenders throughout the United States. LION also generates revenue from advertisers who pay marketing fees for ad banners, web site promotion, and lead generation. Additionally, fees are earned related to mortgage originator and lender web site development and hosting. Revenues from the LockPoint Xtra(R), Pipeline Tools, and Risk Management Services product lines are generated primarily from transaction fees on closed and locked loan volumes as well as fees for related website development and implementation.

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

Revenue is recognized from product sales or services provided when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the selling price is fixed or determinable, and collectibility is reasonably assured. For multiple-element arrangements, the Company applies Emerging Issues Task Force ("EITF") Issue 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES, that meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable.

Subscription and service fees are recognized as revenue over the respective subscription periods or at the time the services are provided. Revenue from services is generally determined based on time and materials. Deferred revenue is recorded on prepaid subscriptions for periods ranging from 3 to 12 months and on advance billings or cash received for contracts that have undelivered elements.

ACCOUNTS RECEIVABLE - The Company's accounts receivable are due from customers participating in the mortgage industry, including lenders and mortgage brokers. Credit is extended to most customers, and generally collateral is not required. Payments for accounts receivable are due upon receipt of the invoice, but in some cases they may be due within 15 to 60 days depending on the products or services provided.

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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2006


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

In accordance with SFAS 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances.  The  Company  has  determined  that it has two  reporting  units consisting of LION's integrated software, services and lead generation businesses and TRMS' risk management services. SFAS 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill in considered not impaired, thus the second step of the goodwill impairment test used to quantify impairment is unnecessary. Company management has estimated that the fair values of the Company's reporting units to which goodwill has been allocated exceed their carrying amounts, and accordingly no provision for impairment is deemed necessary.

NET LOSS PER COMMON SHARE - Basic loss per share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. The diluted share calculation for the three months ended March 31, 2006 and 2005 excludes options to purchase 3,969,867 and 5,747,609 shares, respectively, due to their anti-dilutive effect.

ADVERTISING COSTS - Advertising costs are expensed as incurred.

RESEARCH AND DEVELOPMENT COSTS - All expenditures for research and development costs are expensed as incurred. These expenses consist of costs incurred for proprietary research and include related salaries and benefits, contract and other outside service fees, and facilities and overhead costs.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2006


Note 1 - Description of business and summary of significant  accounting policies
- continued

INCOME TAXES - The Company accounts for income taxes in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes, but not yet deducted for tax purposes and from net operating loss ("NOL") carry forwards. The Company records deferred income tax assets and liabilities based upon differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred tax assets are evaluated on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of deferred tax assets is not considered more likely than not, a valuation allowance against deferred tax assets is recorded. Income tax expense is comprised of taxes paid and payable for the period and change during the period in net deferred income tax assets and liabilities.

STOCK-BASED COMPENSATION - Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123R ("SFAS 123R"), and applied the provisions of Staff Accounting Bulletin No. 107, SHARE-BASED PAYMENT, using the modified-prospective transition method. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Prior to the adoption of SFAS 123R, the Company adopted the fair value recognition provision of FASB Statement No. 123, ("SFAS 123") ACCOUNTING FOR STOCK-BASED COMPENSATION, prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. Under this adoption, the Company accounted for stock options granted to employees based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value and has recorded compensation over the vesting period of the options.

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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2006


Note 1 - Description of business and summary of significant  accounting policies
- continued

CONCENTRATION OF CREDIT RISK - Cash is held in interest bearing or demand deposit bank accounts. Short-term investments are comprised of marketable debt securities. The Company and its subsidiary maintain cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated approximately $4.2 million at March 31, 2006. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents and short-term investments, as these deposits and investments are held by high credit quality financial institutions.


Note 2 - Stock-based compensation

The Company maintains two stock equity incentive plans under which it may grant non-qualified stock options, incentive stock options or restricted stock to employees, non-employee directors and consultants.

In 1998, the Company established the 1998 Stock Option Plan (the "1998 Plan") under which 15 million shares have been reserved for issuance. The 1998 Plan allows the Company to grant options to employees for up to 50,000 shares of common stock per employee. Employee directors are eligible to receive option grants and direct stock issuances. Non-employee directors receive as an initial grant options to purchase 50,000 shares of common stock, exercisable at not less than the fair market value of the Company's common stock on the day of grant. Thereafter, non-employee directors receive automatic option grants each year to purchase 50,000 shares of common stock upon their reelection at the annual meeting of shareholders. Non-employee chairs of the audit and compensation committees receive an automatic option grant each year to purchase an additional 25,000 shares of common stock. Options granted to non-employee directors generally vest quarterly over one year and generally expire in four years from the date of grant. Options granted to employees vest quarterly over four years beginning at the date of grant and generally expire 10 years from the date of grant. All outstanding stock options are non-qualified stock options. The Company issues new shares of common stock upon exercise of stock options.

In 2005, the Company established the 2005 Stock Incentive Plan (the "2005 Plan") under which a total of 5 million shares have been reserved for issuance as incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. Not more than 2.5 million shares may be used for restricted stock awards and restricted stock units. In 2005, the Company began granting employees restricted stock awards in addition to stock options. The stock award program offers employees the opportunity to earn shares of stock over time rather than options that give employees the right to purchase stock at a set price. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. The restricted stock unit awards require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years.

Stock options to purchase the Company's common stock are granted at prices at the fair market value on the date of grant. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures was not included as an assumption affecting compensation expense and was not material.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2006

Note 2 - Stock-based compensation - continued

The fair value of option grants are estimated using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. While estimates of fair value and the associated charge to earnings may materially affect the Company's results of operations, it has no impact on the cash position. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company's stock. Such an increase in stock price would benefit all shareholders commensurately.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based exclusively on historical volatility of the Company's common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The fair value of option grants are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in first quarter 2006: expected volatility of approximately 113%; risk-free interest rate of 4.6%; expected lives of 6.25 years; and, a zero percent dividend yield. There were no option grants in first quarter 2005.

A summary of the Company's 1998 Plan activity during the three months ended March 31, 2006 is as follows:

                                                            Weighted
                                                Weighted    average
                                                Average    remaining   Aggregate
                                    Number of   exercise  contractual  intrinsic
                                      shares     price       life        value
                                    ---------   --------  -----------  ---------

  Outstanding at beginning of year  3,789,867   $   0.22
  Granted                             200,000       0.36
  Forfeited                           (20,000)      0.20
  Exercised                                --         --
                                    ---------   --------

   Outstanding at end of period     3,969,867   $   0.23   7.0 years   $ 515,000
                                    =========   ========   =========   =========

  Options exercisable at end
     of period                      2,883,392   $   0.23   5.1 years   $ 373,000
                                    =========   ========   =========   =========

  Weighted average fair value
    of options granted during
    the period                                  $   0.36
                                                ========

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2006

Note 2 - Stock-based compensation - continued

The aggregate intrinsic value is based on the Company's average high bid and ask stock price of $0.36 as of the last business day of the three months ended March 31, 2006, which would have been received by the optionees had all options been exercised on that date. As of March 31, 2006, total unrecognized stock-based compensation expense related to unvested stock options was approximately $165,000, which is expected to be recognized over a weighted average period of approximately 2.5 years. The aggregate fair value of vested options outstanding as of March 31, 2006 was $665,000.

Following is a summary of the Company's 1998 Plan stock options outstanding at March 31, 2006:

                      Outstanding Options                    Options Exercisable
   -------------------------------------------------------   -------------------
                                                                        Weighted
                               Weighted      Weighted                    average
                               average   average remaining              exercise
   Exercise price    Number      price    contractual life     Number     price
   --------------   ---------  --------  -----------------   ---------  --------

   $ .04 - $ .25    3,069,450   $ 0.18      6.1 years        2,304,850   $ 0.18
   $ .26 - $ .50      675,417   $ 0.33      8.6 years          381,667   $ 0.32
   $ .51 - $ .61      225,000   $ 0.59      4.6 years          196,875   $ 0.60
                    ---------                                ---------
                    3,969,867   $ 0.23      7.0 years        2,883,392   $ 0.23
                    =========                                =========

A summary of the Company's 2005 Plan activity during the three months ended March 31, 2006 is as follows:

                                                                                  Weighted
                                                                                  average
                                                                    Number of    grant-date
                                                                     shares      fair value
   Restricted shares outstanding at beginning of year, unvested      40,313       $    .32
   Granted                                                               --             --
   Vested                                                            (1,750)           .32
   Forfeited                                                             --             --
                                                                     ------       --------

   Restricted shares outstanding at end of period, unvested          38,563       $    .32
                                                                     ======       ========


The following shares of common stock have been reserved for issuance under the Company's stock-based compensation plans as of March 31, 2006:

                                                      1998 Plan     2005 Plan      Total
                                                     ----------    ----------    ----------
    Outstanding share based compensation awards       3,969,867            --     3,969,867

    Underlying shares available for grant             2,609,311     4,957,000     7,566,311
                                                     ----------    ----------    ----------

    Total                                             6,579,178     4,957,000    11,536,178
                                                     ==========    ==========    ==========

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2006

Note 2 - Stock-based compensation - continued

Total stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 was approximately $27,000 and consisted of stock option and restricted stock expense of $26,000 and $1,000, respectively. Stock-based compensation expense for the three months ended March 31, 2005 was comprised of only stock option expense totaling $65,000.

Prior to January 1, 2006, the Company accounted for all employee awards granted on or after January 1, 2003 using the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to all employee awards (in thousands, except net loss per share):

                                                                    Three months
                                                                        ended
                                                                      March 31,
                                                                        2005
                                                                    ------------

    Net loss, as reported                                             $ (149)
    Add: Stock-based employee compensation expense included in
      reported net loss                                                   65
    Deduct:  Total stock-based employee compensation expense
      determined under fair value method for all awards, net of
      related tax effects                                                (68)
                                                                      ------
    Pro forma net loss                                                $ (152)
                                                                      ======

    Net loss per share:
        Basic and diluted - as reported                               $   --
                                                                      ======
        Basic and diluted - pro forma                                 $   --
                                                                      ======


Note 3 - Commitments and contingent liabilities

Company management has become aware that LION may have potential liability in connection with an unintentional infringement of the intellectual property rights of a company vendor. No claim against the Company is pending or has been threatened by the vendor. Company management is investigating the matter and evaluating potential liability, if any. Company management is not able to predict the outcome of this investigation or reasonably estimate a range of possible loss at this time. The Company has ceased the activity and has taken steps to ensure that procedures are in place to avoid such future conduct.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2006

Note 4 - Segment reporting

The Company has two operating segments, TRMS and the integrated software, services and lead generation businesses in which the Company is engaged. Management elected to report on each segment based upon, among other things, TRMS being a registered Commodity Trading Advisor and generating revenues through delivery of Risk Management Services, while LION's other combined operations generate revenues primarily for sales of software related products and services. Intercompany revenues represent fees for Pipeline Tools technology and services purchased by TRMS from its parent, LION, which are generally accounted for at current market prices and are eliminated in consolidation. Accounting policies for segments are the same as those described in Note 1. The following sets forth information for reportable segments and consolidated totals (in thousands):


                                              LION        TRMS     Consolidated
   -------------------------------------    --------    --------  --------------

    Three months ended March 31, 2006:
      Revenues from external customers       $ 2,081     $ 1,452      $ 3,533
      Revenues from internal customers           963          --           --
      Operating loss                            (157)        (41)        (198)

    Three months ended March 31, 2005:
      Revenues from external customers       $ 2,490     $ 1,551      $ 4,041
      Revenues from internal customers           878          --           --
      Operating loss                            (209)         72         (137)


A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

                                                          Three months ended
                                                                March 31,
                                                          ------------------
                                                             2006       2005
                                                          -------    -------

    Operating loss                                        $  (198)   $  (137)
    Non-operating income (expense)                             15         (9)
                                                          -------    -------

    Net loss before tax                                   $  (183)   $  (146)
                                                          =======    =======

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2006

The Company's product groupings are comprised of Leads, Loans, and Capital Markets and associated revenues are reflected as follows (in thousands):

                                                       For three months ended
                                                              March 31,
                                                       ----------------------
                                                         2006         2005
                                                       --------     --------
    LEADS
      Mortgage 101                                     $    501     $    456
                                                       --------     --------

    LOANS
      LION Pro                                              697          751

      Retail Websites                                       639          657

      LockPoint Xtra                                        165          352
                                                       --------     --------
                                                          1,501        1,760
                                                       --------     --------
    CAPITAL MARKETS
      Pipeline Tools                                         79          274

      Risk Management Service (TRMS)                      1,452        1,551
                                                       --------     --------
                                                          1,531        1,825
                                                       --------     --------

         Total revenues                                $  3,533     $  4,041
                                                       ========     ========


The Leads product grouping consists of the Company's Mortgage 101 product, which generates revenues from LION's subscription and pay-per-lead based lead programs along with broker ad banner programs.

The Loans product grouping consists of LION Pro, Retail Websites, and LockPoint Xtra(R). LION Pro revenues are comprised of LION Pro Corporate, LION Pro Individual, and lenders who participate in the underlying database. Retail Website revenues consist of site development and hosting fees. LockPoint Xtra(R) revenues, which include Precision MTS, are generated from implementation fees with new customers, recurring monthly billings based on loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

        The developing potential for Mortgage 101 and sales momentum for Precision MTS (part of our LPX product group) were two trends that emerged in late 2005 that strengthened in the first quarter of 2006. Revenue from Mortgage 101 was up 10% from first quarter last year and almost 20% from fourth quarter 2005. Sales of our proprietary Precision MTS product suite continued to be strong in the first quarter. We signed five new customers in the first quarter and added another four customers in April. Our pipeline is building, and we expect to continue to exceed our monthly sales projections. We are optimistic about our growth prospects for 2006 and beyond.

        Mortgage 101, the centerpiece of our Leads product group, is our consumer Internet portal that connects potential mortgage applicants with an extensive network of mortgage brokers, lenders and other providers to meet a variety of consumer real estate and mortgage needs. With over 1 million largely organically derived unique visitors each month, Mortgage 101 is one of the industry leading sources of leads for real estate financing and consistently ranks number 1 or 2 on Google, MSN and Yahoo for keyword search "mortgage." Early in second quarter 2006, we completed a back office product release that includes an architectural redesign of our lead management and distribution system, internal systems enhancements to support sales, operations and accounting processes, additional ad banner space, search engine optimization features and new web analytics software to better understand, evaluate and optimize the traffic attracted to our sites. The next major initiative for Mortgage 101 includes the redesign of our consumer-facing Mortgage 101 site to improve efficiencies and consumer functionality. We anticipate that this initiative could be complete as early as the end of 2006.

        We are continuing to expand the functionality of our Precision MTS product suite, including the introduction of a new subprime search engine sometime during third quarter 2006. This is one of our most frequent requests from existing and prospective customers. The ability to utilize an expanded set of web based management tools, to access a more comprehensive and lockable set of loan price and program data and to search subprime loan price and program information are significant enhancements to our product suite that will attract more customers and enhance our opportunity in the coming year to generate incremental revenue.

        We introduced a number of important improvements in our Retail Website service offering during first quarter 2006 that included adding five new product packages, expanding our template library making it one of the largest selections available in the market, and introducing a new user Content Management interface. The implementation of user Content Management was a competitive advance in our customer productivity tools.

        Our Capital Markets product group contributed lower than expected revenue in first quarter 2006. Transactional related billings declined compared to fourth quarter 2005 as a result of lower mortgage origination levels among our clients due to seasonal factors, higher mortgage interest rates, and the correspondingly lower closed loan volume from those clients on which our variable revenue in both our TRMS trading unit and our Pipeline Tools service bureau businesses are based. Despite having more clients than this time a year ago, we are reporting lower revenue than comparable periods due to the effect of higher mortgage interest rates on mortgage loan production. We have many TRMS and Pipeline Tools customers whose billings have declined to the level of their contracted monthly minimum and whose origination volumes fall below the level at which we begin to collect incremental variable transaction based fees. While we continue to add to our customer base and expect to add new clients in second quarter 2006 and thereafter, depressed mortgage volume may continue to make this a challenging market environment.

        Revenue for first quarter 2006 was $3.5 million, down 13% from first quarter 2005 revenue of $4.0 million. The decrease was due primarily to the planned repositioning of our LockPoint Xtra(R) product line, lower mortgage origination levels by our Capital Markets customer base, and consolidation of mortgage brokers within the mortgage industry related to our LION Pro and Retail Web Sites products which was offset by an increase in revenue for Mortgage 101 as a result of leveraging more efficiently the strong web traffic that comes to this consumer portal.

        Operating expenses for first quarter 2006 were $3.7 million, down 11% from first quarter 2005 operating expenses of $4.2 million. The decrease was due primarily from the streamlining and consolidation of operations for product development and fulfillment along with the related technology infrastructure.

        The net loss for first quarter 2006 was $186,000 compared to a net loss of $149,000 for the same quarter in the prior year. The loss for the first quarter was primarily due to lower revenue in our Capital Markets business unit.


RESULTS OF OPERATIONS

REVENUES (dollars in thousands)

                             For three months ended March 31,
                             -------------------------------
                                  2006             2005            Change
                             --------------    -------------    --------------

    LEADS
    Mortgage 101             $   501     14%   $   456    11%   $    45     10%
                             -------    ---    -------   ---    -------    ---

    LOANS
    LION Pro                     697     20%       751    19%       (54)    (7)%
    Retail Websites              639     18%       657    16%       (18)    (3)%
    LockPoint Xtra(R)            165      5%       352     9%      (187)   (53)%
                             -------    ---    -------   ---    -------    ---
                               1,501     43%     1,760    44%      (259)   (15)%
                             -------    ---    -------   ---    -------    ---

    CAPITAL MARKETS
    Pipeline Tools                79      2%       274     7%      (195)   (71)%
    Risk Management Services   1,452     41%     1,551    38%       (99)    (6)%
                                        ---    -------   ---    -------    ---
                               1,531     43%     1,825    45%      (294)   (16)%
                             -------    ---    -------   ---    -------    ---

        Total revenues       $ 3,533    100%   $ 4,041   100%   $  (508)   (13)%
                             =======    ===    =======   ===    =======    ===


        Our product groupings are organized to align our business objectives by product with the customers we serve. These product groups are Leads, Loans, and Capital Markets.

LEADS

        Our Leads product group which consists of Mortgage 101 comprised 14% and 11% of total LION revenue for the three months ended March 31, 2006 and 2005, respectively. During first quarter 2006, our pay per lead program comprised 65% of Mortgage 101 revenues, rate and directory listings comprised 27%, and ad banners comprised 8%. During first quarter 2005, the pay per lead program comprised 69% of Mortgage 101 revenues, rate and directory listings comprised 26%, and ad banners comprised 5%. Mortgage 101 revenue in the first quarter was $501,000, up 10% compared to $456,000 for first quarter 2005. The growth in Mortgage 101 revenue is due to leveraging more efficiently the strong web traffic that comes to this consumer portal. Each revenue category within Mortgage 101 is anticipated to grow throughout 2006.

        MORTGAGE 101 is an interactive service provided through LION's www.mortgage101.com consumer portal which connects potential mortgage applicants with a network of mortgage lenders who offer mortgage programs, rates and services. Mortgage 101 also provides education to home buyers and owners through informative articles, interactive calculators and real-time rate comparison technology. This product is one of the leading sources of leads for real estate financing by mortgage originators and is a preferred platform for them to market to their customers. This product group generates revenue from our pay per lead program, participation by our customers in our rate and directory listings offerings, and ad banners.

LOANS

        The Loans product group is comprised of LION Pro, Retail Websites, LockPoint Xtra(R), and our Precision MTS product suite, which combines the best features of all three products in addition to Pipeline Tools interest rate risk management software for midsized mortgage originators.

        The Loans product group accounted for approximately 43% and 44% of total LION revenue for the three months ended March 31, 2006 and 2005, respectively. Revenue for first quarter 2006 totaled $1.5 million, down 15% compared to $1.8 million in the same period in the prior year. The decrease is primarily due to the repositioning of our pricing engine business within our LockPoint Xtra(R) product line combined with declining refinancing activity. Our Precision MTS product suite is anticipated to have a positive impact in second quarter 2006 and result in growth in LPX revenue quarter to quarter during 2006. The decrease in LION Pro and Retail Websites is due to the consolidation of mortgage brokers within the mortgage industry in an increasing interest rate environment.

        LION PRO, used by nearly 7,300 mortgage brokers nationwide, consists of LION Loan Search, LoanLink (subprime loan exchange platform), News Now (high-value market data) and Ratesheets on Demand (aggregated mortgage ratesheets). It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily for 77 regions nationwide and includes 76 participating lenders. Revenues from the LION Pro product line are generated from mortgage brokers and originators subscribing to the service, origination teams private-labeling this service for their own companies, and from participating lenders.

        RETAIL WEBSITES are offered to mortgage companies and individual originators to help educate consumers about mortgages, market their services to borrowers, build brand identity, generate more business, efficiently connect with service providers and better serve their borrowers. This product is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations. Both template and custom design solutions deliver a combination of standard and custom content to approximately 2,840 websites. Revenues are generated from website set up and monthly hosting fees along with fees for related functionality tools.

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

        PRECISION MARKETING PRODUCTIVITY SUITE ("PRECISION MTS"), which is included in the LPX product category, is a complete marketing, pricing and delivery solution for retail, wholesale and correspondent mortgage origination channels. This product suite streamlines the loan fulfillment process and reduces the cost of originating a loan by creating a centralized platform to manage a company's products and pricing. The product suite features corporate wholesale and retail websites, online advertising, lead generation, loan productivity tools, a product eligibility and pricing engine, mortgage pipeline hedging and risk management, software development and data communications tools. Lenders have the flexibility to acquire a powerful turnkey mortgage marketing and price distribution system or install each component separately to accommodate an organization's growing needs.

CAPITAL MARKETS

        Our Capital Markets product group, comprised of our Pipeline Tools technology and risk management services provided by our subsidiary, TRMS, combined for approximately 43% and 45% of total revenue for the three months ended March 31, 2006 and 2005, respectively. Revenue for first quarter 2006 was $1.5 million, a decrease of 16% compared to $1.8 million for the same quarter in the prior year. The decrease was a result of lower mortgage origination levels among our capital markets customers due to both seasonal factors and higher mortgage interest rates, and the correspondingly lower closed loan volume of those customers on which our variable revenue in both our TRMS trading unit and our Pipeline Tools service bureau business are based.

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

OPERATING EXPENSES (dollars in thousands)

                               For three months ended March 31,
                               --------------------------------
                                     2006            2005            Change
                               ---------------  ---------------  ---------------
                                        % of             % of             % of
                               Amount  Revenue  Amount  Revenue  Amount  Revenue
                               ------  -------  ------  -------  ------  -------

   Direct costs                $ 1,525    43%   $ 1,690    42%   $  (165)  (10)%
   Selling and marketing           565    16%       644    16%       (79)  (12)%
   General and administrative      927    26%     1,052    26%      (125)  (12)%
   Research and development        592    17%       662    16%       (70)  (11)%
   Depreciation and
     amortization                  122     4%       130     3%        (8)   (7)%
                               -------  ----    -------  ----    -------   ---

     Total operating expenses  $ 3,731   106%   $ 4,178   103%   $  (447)  (11)%
                               =======  ====    =======  ====    =======   ===


DIRECT COSTS

        Direct costs are comprised primarily of website fulfillment, technology infrastructure support, product and contract support, product deployment, and TRMS trading desk and support services. For first quarter 2006, direct costs were $1.5 million, down 10% from $1.7 million for the same quarter in the prior year. Over the last 2 years, we have been repositioning our pricing engine business within our LockPoint Xtra(R) product line and migrating to our Precision MTS product suite. This change has allowed us to reduce the level of resources necessary to support and maintain the LockPoint Xtra(R) product line. In addition, during that time we have also been consolidating our IT infrastructure resources and datacenters. The efficiencies gained from this have allowed us to reduce our IT infrastructure costs.

SELLING AND MARKETING

        Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. For first quarter 2006, selling and marketing expenses decreased 12% to $565,000 compared to $644,000 for the same quarter in the prior year. The decrease is due primarily to a restructuring of our broker and lender sales forces which was offset by an increase in our advertising for Mortgage 101 leads.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. For first quarter 2006, general and administrative expenses decreased 12% to $927,000 from $1.1 million for the same quarter in the prior year. This decrease is primarily due to lower stock-based compensation expense, a reduction in management personnel compared to first quarter 2005 and efficiencies in our Internet infrastructure costs. These decreases were offset by adding to and strengthening our accounting and human resource personnel.

RESEARCH AND DEVELOPMENT

        Research and development expenses are comprised primarily of engineering salaries and related costs. For first quarter 2006, research and development expenses decreased 11% to $592,000 compared to $662,000 in the same quarter in the prior year. The reduction in research and development costs reflects our consolidation efforts related to product development and the relocation of research and development efforts into one location.

DEPRECIATION AND AMORTIZATION

        The decrease in depreciation and amortization expense in first quarter 2006 compared to the same quarter in the prior year is due to equipment, computers and software which became fully depreciated at the end of 2005.

INTEREST EXPENSE AND INTEREST INCOME

         For first quarter 2006, interest expense of $20,000 is comprised of interest on 8% promissory notes totaling $972,000 related to the TRMS acquisition and various debt related to capitalized leases. For first quarter 2005, interest expense of $23,000 is comprised of interest on 10 percent promissory notes which were paid off in mid-February 2005, the 8% promissory notes totaling $972,000 and various debt related to capitalized leases.

        For first quarter 2006, interest income increased to $33,000 compared to $14,000 for the first quarter in the prior year. The increase is due to additional funds that could be invested along with a rising interest rate environment. Investments during the first quarter of 2006 had maturities of not greater than three months so as to take advantage of an environment of rising short term interest rates.

OPERATING SEGMENTS

        We have two operating segments, TRMS and the integrated software, services and lead generation businesses in which the Company is engaged. Management elected to report on each segment based upon, among other things, TRMS being a registered Commodity Trading Advisor and generating revenues through hands on delivery of Risk Management Services, while LION's other combined operations generate revenues primarily for sales of software related products and services. Intercompany revenues represent fees for Pipeline Tools technology and services purchased by TRMS from its parent, LION, which are generally accounted for at current market prices and are eliminated in consolidation. Condensed operating segment information is as follows (in thousands):

                                                         For three months ended
                                                                March 31,
                                                         -----------------------
                                                            2006         2005
                                                         ---------    ---------

Revenue
  LION                                                   $   2,081    $   2,490
  TRMS                                                       1,452        1,551
                                                         ---------    ---------
    Total revenue                                        $   3,533    $   4,041
                                                         =========    =========

Net operating loss
  LION                                                   $    (157)   $    (209)
  TRMS                                                         (41)          72
                                                         ---------    ---------
    Total net operating loss                             $    (198)   $    (137)
                                                         =========    =========


        LION revenue for first quarter 2006 was $2.1 million, down 16% from first quarter 2005 revenue of $2.5 million. The decrease was due primarily to the planned repositioning of our LockPoint Xtra(R) product line, lower mortgage origination levels by our Pipeline Tools customer base along with the loss of certain customers due to acquisition or withdrawal from the practice of originating loans against future commitments that require an interest rate risk management strategy, and the consolidation of mortgage brokers within the industry related to our LION Pro and Retail Web Sites products. Mortgage 101 revenue in the first quarter was $501,000, up 10% compared to $456,000 for first quarter 2005. The growth in Mortgage 101 revenue is due to leveraging more efficiently the strong web traffic that comes to this consumer portal. Each revenue category within Mortgage 101 is anticipated to grow throughout 2006. Our

Precision MTS product suite is expected to have a positive impact in the second quarter and is anticipated to add to the growth of LPX revenue quarter to quarter during 2006.

        TRMS revenue for first quarter 2006 was $1.5 million, down 6% from first quarter 2005 revenue of $1.6 million. The decrease was a result of lower mortgage origination levels among our TRMS customers due to seasonal factors, higher mortgage interest rates, and the correspondingly lower closed loan volume of those customers on which our variable revenue in our TRMS trading unit is based.

        LION reduced its net operating loss by approximately $52,000 in the first quarter compared to the same quarter in the prior year. This was due to the reduction of operating expenses by approximately $375,000 primarily resulting from the streamlining and consolidation of operations for product development and fulfillment along with the related technology infrastructure.

        TRMS had an operating loss of $41,000 for the quarter compared to operating income of $72,000 in the same quarter in the prior year. The decrease was attributable to lower revenues discussed above. Total customers at the end of first quarter 2006 were 55, up from 50 at the end of the same quarter in the prior year. TRMS also decreased its operating expenses by approximately $71,000 primarily due to a restructuring of the sales function.


FINANCIAL POSITION

        At March 31, 2006, we had approximately $4.4 million in cash, cash equivalents, short-term investments, and restricted cash. During the first quarter of 2006 and 2005, we funded our activities primarily from cash provided by operations. Cash, cash equivalents and short-term investments are expected to fund near-term operations. Non-cash items are comprised of depreciation and amortization and stock option expense. The change in cash and cash equivalents is as follows (in thousands):

                                                            Three months ended
                                                                  March 31,
                                                           --------------------
                                                             2006        2005
                                                           --------    --------

Net loss                                                   $   (186)   $   (149)
Non-cash items                                                  149         195
Changes in working capital                                       46         176
                                                           --------    --------
  Net cash provided by operating activities                       9         222
                                                           --------    --------

  Net cash used in investing activities                         (32)        (81)
                                                           --------    --------

Restricted cash for letter of credit                             --        (280)
Other net uses of cash for financing activities                 (10)       (161)
                                                           --------    --------
  Net cash used in financing activities                         (10)       (441)
                                                           --------    --------

Net decrease in cash and cash equivalents                       (33)       (300)
Cash and cash equivalents at beginning of period              3,371       4,519
                                                           --------    --------
Cash and cash equivalents at end of period                 $  3,338    $  4,219
                                                           ========    ========

OPERATING ACTIVITIES

        During the three months ended March 31, 2006, cash from operating activities increased slightly due to an increase in deferred revenue primarily related to a large TRMS customer as part of an existing contract and increases in accounts payable, accrued salaries and benefits, and accrued liabilities due to our normal business operating cycle. This increase was offset by an increase in trade receivables and certain prepaid maintenance and service agreements.

        During the three months ended March 31, 2005, cash from operating activities increased due to increases in deferred revenue primarily related to a large TRMS customer as part of an existing contract, a decrease in certain prepaid assets and an increase in accounts payable due to our normal business operating cycle. This increase was offset by payments of incentive bonuses accrued in the fourth quarter 2004 to various personnel due to integration efforts throughout 2004.

INVESTING ACTIVITIES

        During the three months ended March 31, 2006, investing activities used cash of $32,000 which primarily consisted of the acquisition of computer equipment and software.

        During the three months ended March 31, 2005, investing activities used cash of $81,000 which primarily consisted of the capitalized portion of software development costs related to the enhancement of underlying infrastructure delivering various product lines to customers and upgrades to computer hardware and software.

FINANCING ACTIVITIES

        During the three months ended March 31, 2006, financing activities primarily related to payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades. The remaining capital lease obligation will be paid off during the second quarter of 2006.

        During the three months ended March 31, 2005, financing activities included $280,000 of cash that was restricted for a letter of credit related to an office lease for our California operations, payoff of our 10 percent promissory notes totaling approximately $193,000 related to the Tuttle Risk Management Services acquisition, and payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades. This was offset by the exercise of stock options during the period totaling $47,000.

OVERALL LIQUIDITY AND CAPITAL RESOURCES

        It is management's assessment that current working capital and that which will be created through operations should be sufficient for our growth plans and capital expenditure needs throughout 2006 and into 2007.

        Company management has become aware that LION may have potential liability in connection with an unintentional infringement of the intellectual property rights of a company vendor. No claim against the Company is pending or has been threatened by the vendor. Company management is investigating the matter and evaluating potential liability, if any. Company management is not able to predict the outcome of this investigation or reasonably estimate a range of possible loss at this time. The Company has ceased the activity and has taken steps to ensure that procedures are in place to avoid such future conduct. A resolution of this matter might involve a financial settlement, which could adversely affect our capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The reporting of results of our operations and financial condition in the preparation of our financial statements could differ significantly from our estimates under different assumptions and conditions. Significant estimates include allowances for doubtful accounts, long-lived assets valuation, estimated useful lives and recoverability, and realizability of deferred tax assets.

        We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see Note 1, Description of Business and Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

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

        DEFERRED TAXES

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we will record a valuation allowance against deferred tax assets.

        The Company has recognized a tax benefit of $150,000. This tax benefit was the result of the recognition of a net deferred tax asset. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3.1 million available to offset future income which expire in 2018 through 2023. Although realization is not assured, management believes it is more likely than not that a portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. The Company has established a valuation allowance of approximately $1.1 million as of December 31, 2005 and 2004 due to the uncertainty of future realization of the net deferred tax assets. Utilization of these carryforwards could be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code Section 382.

        IMPAIRMENT OF GOODWILL

        We periodically assess goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        STOCK-BASED COMPENSATION

        Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123R ("SFAS 123R"), and applied the provisions of Staff Accounting Bulletin No. 107, SHARE-BASED PAYMENT, using the modified-prospective transition method. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, as provided for under the modified-prospective method.

        Prior to the adoption of SFAS 123R, the Company adopted the fair value recognition provision of FASB Statement No. 123, ("SFAS 123") ACCOUNTING FOR STOCK-BASED COMPENSATION, prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. Under this election, the Company has accounted for stock options granted to employees based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value and has recorded compensation over the vesting period of the options.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. While estimates of fair value and the associated charge to earnings materially affect the Company's results of operations, it has no impact on the cash position. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company's stock. Such an increase in stock price would benefit all shareholders commensurately.

        The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based exclusively on historical volatility of the Company's common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.


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

        We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $15.8 million in 2005 from $15.2 million in 2004 and from $8.1 million for 2003. However, during those years revenues quarter to quarter have at times remained flat. Had it not been for the strategic acquisition of the Ignition assets in December 2003 and the acquisition of TRMS in October 2004, revenue growth targets year over year would not have been achieved in 2005 and the likelihood of achieving targets for 2006 much more difficult. Revenue is down in first quarter 2006 compared to fourth quarter due to a rising interest rate environment and decreasing loan origination volumes. We had ten consecutive quarters of profitability beginning with the third quarter of 2002 through the fourth quarter of 2004, but incurred a net loss for each of the first two quarters of 2005 before returning to profitability in the third and fourth quarters. We have recorded a net loss for first quarter 2006 but anticipate a profit for the full year 2006.

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

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

        Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line through the acquisition of Ignition assets and TRMS carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. Our larger customer contracts, which involve our LPX, Pipeline Tools and TRMS hedging services, typically have renewable successive one- and two-year terms. Revenue from these contracts comprised approximately 48% of our total revenue for first quarter 2006.

        There can be no assurance that the existing customers will renew their contracts, or that we will be able to attract new customers at rates sufficient to maintain a stable or growing revenue base. If we are unsuccessful in enrolling new customers to equalize any attrition we might have with existing customers, or to offset a decline in transactional volume, our overall share of the advanced business solution market could be reduced, and consequently our business operating results and financial condition may be materially adversely affected.

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

        We have multiple site capacity for our products and services and have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful servers. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. The prospect of such unexpected interruptions is possible in the foreseeable future, and we are unable to predict their occurrence, duration or cessation.

        Despite the implementation of security measures which are constantly updated, our systems may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We could experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access might lead to interruptions, delays or cessation in service to subscribers or deter potential subscribers. Although we intend to continually update industry-standard security measures, these measures have been circumvented in the past, and there can be no assurance that measures we adopt will not be circumvented in the future. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our subscribers, which could have a materially adverse affect on our business, operating results and financial condition.

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

        Our other operations are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services, which in turn could decrease the demand for our products and services, increase the cost of doing business, or otherwise have an adverse effect on our business, operating results or financial condition. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband Internet access, and the characteristics and quality of products and services not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access or do commerce on the Internet. However, the applicability to the Internet of existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy is developing. We cannot predict the impact, if any, that future regulation or regulatory changes might have on our business. Unfavorable resolution of these issues may harm our business, diminish the demand for our products and services or increase our cost of doing business.

IF WE DO NOT CONTINUE TO INNOVATE AND PROVIDE PRODUCTS AND SERVICES THAT ARE USEFUL TO OUR USERS AND CUSTOMERS, WE MAY NOT REMAIN COMPETITIVE, AND OUR REVENUES AND OPERATING RESULTS COULD SUFFER.

        Our success depends on providing products and services that our users and customers use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, web functionality, and online advertising along with providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our technology and our existing products and services and introduce new high-quality products and services that our users and customers can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then these users and customers may become dissatisfied and move to other competitors' products. In addition, if we are unable to predict user and customer preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users and customers. Our operating results would also suffer if our innovations are not responsive to the needs of our users and customers, are not appropriately timed with market opportunity or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar or better than those generated by our products and services. This may force us to expend significant resources in order to remain competitive.

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

ACQUISITIONS COULD RESULT IN OPERATING DIFFICULTIES, DILUTION AND OTHER HARMFUL CONSEQUENCES.

        We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. The negotiation or consummation of any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

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


                                   LION, INC.
                                  (Registrant)

        Date: May 15, 2006                         By:   /s/ Randall D. Miles
              ------------                               --------------------
                                                         Randall D. Miles
                                                         Chief Executive Officer