Form 10QSB
period 2006-06-30
LION INC/WA
filed 2006-08-14
CIK 941179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

         As of August 10, 2006, approximately 38,473,822 shares of the Company's common stock were outstanding.

         Transitional  Small Business  disclosure Format (check one):
                                                                  Yes |_| No |X|


--------------------------------------------------------------------------------

                                   LION, Inc.
                                  Form 10 - QSB
                       For the Quarter Ended June 30, 2006

                                                                                          PAGE
                                         INDEX                                           NUMBER
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2006 (unaudited) and
           December 31, 2005                                                               3

           Condensed Consolidated Statements of Operations for the three and six
           months ended June 30, 2006 and 2005 (unaudited)                                 4

           Condensed Consolidated Statements of Cash Flows for the six months ended
           June 30, 2006 and 2005 (unaudited)                                              5

           Notes to Condensed Consolidated Financial Statements (unaudited)                6

Item 2     Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                  17

Item 3     Controls and Procedures                                                        34

PART II    OTHER INFORMATION

Item 6     Exhibits                                                                       34

           Signatures                                                                     35

                                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            LION, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                   June 30,
                                                                                     2006              December 31,
                                                                                  (Unaudited)              2005
                                                                                ----------------     ------------------
Current assets
    Cash and cash equivalents                                                   $      3,411         $       3,371
    Short-term investments - available for sale securities                               900                   800
    Accounts receivable, less allowance for doubtful accounts of
       $95 and $100 in 2006 and 2005, respectively                                     1,141                 1,161
    Prepaid expenses and other                                                           564                   598
                                                                                ----------------     ------------------

         Total current assets                                                          6,016                 5,930

Property and equipment, net                                                              674                   844
Goodwill                                                                               2,590                 2,590
Other assets                                                                             374                   325
                                                                                ----------------     ------------------

                                                                                $      9,654         $       9,689
                                                                                ================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                            $        259         $         212
    Accrued salaries and benefits                                                        761                   709
    Accrued liabilities                                                                  551                   272
    Deferred revenue                                                                     891                   649
                                                                                ----------------     ------------------

         Total current liabilities                                                     2,462                 1,842
Long-term obligations, less current maturities                                           972                   972
                                                                                ----------------     ------------------
             Total liabilities                                                         3,434                 2,814
                                                                                ----------------     ------------------
Commitments and contingencies                                                             -                     -

Stockholders' equity
    Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
       none issued or outstanding                                                         -                     -
    Common stock - authorized, 50,000,000 shares of $.001 par
         value, 38,473,822 issued and outstanding                                         38                    38
    Additional contributed capital                                                    14,157                14,091
    Accumulated deficit                                                               (7,975)               (7,254)
                                                                                ----------------     ------------------
                                                                                       6,220                 6,875
                                                                                ----------------     ------------------

                                                                                $      9,654         $       9,689
                                                                                ================     ==================




The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                            LION, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                    (In thousands, except net loss per share)
                                   (Unaudited)

                                                  Three months ended June 30,      Six months ended June 30,
                                                 ------------------------------  -------------------------------
                                                     2006            2005            2006             2005
                                                 --------------  --------------  --------------  ---------------
Revenues                                           $   3,537       $   3,999       $   7,070       $   8,040

Expenses
    Direct costs                                       1,529           1,621           3,054           3,311
    Selling and marketing                                561             610           1,126           1,254
    General and administrative                         1,283           1,201           2,210           2,253
    Research and development                             602             606           1,194           1,268
    Depreciation and amortization                        119             134             241             264
                                                 --------------  --------------  --------------  ---------------
                                                       4,094           4,172           7,825           8,350
                                                 --------------  --------------  --------------  ---------------

         Operating loss                                 (557)           (173)           (755)           (310)

Other income (expense)
    Interest expense                                     (19)            (22)            (39)            (45)
    Interest income                                       44              19              77              33
    Other income                                           -               -               2               -
                                                 --------------  --------------  --------------  ---------------

         Loss before income tax                         (532)           (176)           (715)           (322)

Income tax expense                                        (3)             (3)             (6)             (6)
                                                 --------------  --------------  --------------  ---------------

         Net loss                                  $    (535)      $    (179)      $    (721)      $    (328)
                                                 ==============  ==============  ==============  ===============

Net loss per common share,
    Basic and diluted                              $    (.01)      $       -       $    (.02)      $    (.01)
                                                 ==============  ==============  ==============  ===============

Weighted average number of shares,
    Basic and diluted                                 38,467          37,877          38,466          37,693
                                                 ==============  ==============  ==============  ===============






The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                            LION, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six months ended June 30,
                                                                                ---------------- -- -----------------
                                                                                     2006                 2005
                                                                                ----------------    -----------------
Cash flows from operating activities
    Net loss                                                                    $      (721)        $      (328)
    Adjustments to reconcile net loss to net cash provided by
        operating activities
          Depreciation and amortization                                                 241                 264
          Stock option and restricted stock expense                                      65                 123
          Changes in assets and liabilities
              Accounts receivable                                                        19                 402
              Prepaid expenses and other                                                (16)               (195)
              Accounts payable                                                           49                 231
              Accrued salaries and benefits                                              52                (191)
              Accrued liabilities                                                       298                  55
              Deferred revenue                                                          242                 (38)
              Other assets                                                                -                  33
                                                                                ----------------    -----------------
                  Net cash provided by operating activities                             229                 356
                                                                                ----------------    -----------------

Cash flows from investing activities
    Purchase of available-for-sale securities                                          (100)                  -
    Capitalized software development costs                                                -                 (12)
    Purchases of property and equipment                                                 (70)               (150)
                                                                                ----------------    -----------------
                  Net cash used in investing activities                                (170)               (162)
                                                                                ----------------    -----------------

Cash flows from financing activities
    Restricted cash for letter of credit                                                  -                (280)
    Payments on long-term obligations                                                   (20)               (224)
    Proceeds from issuance of common stock and exercise of
        stock options                                                                     1                 143
                                                                                ----------------    -----------------
                  Net cash used in financing activities                                 (19)               (361)
                                                                                ----------------    -----------------

Net increase (decrease) in cash and cash equivalents                                     40                (167)
Cash and cash equivalents at beginning of period                                      3,371               4,518
                                                                                ----------------    -----------------
Cash and cash equivalents at end of period                                      $     3,411         $     4,351
                                                                                ================    =================














  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                  June 30, 2006

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

INTERIM FINANCIAL STATEMENTS - The unaudited financial statements and related notes are presented in accordance with the instructions for interim financial statements in Rule 310(b) of Regulation S-B, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in LION's Form 10 - KSB and notes thereto for its fiscal year ended December 31, 2005.

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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                  June 30, 2006

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

The Company accounts for its software products with external licensing in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION, and Staff Accounting Bulletin 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Revenue from licensing fees relating to the use of the LockPoint Xtra(R) product is recognized when all elements of the contract have been delivered to the customer. Revenue from monthly recurring charges from use of the LockPoint Xtra(R), Pipeline Tools and Risk Management Services products is recognized in the period in which the service is provided.

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

Subscription and service fees are recognized as revenue over the respective subscription periods or when the services are provided. Revenue from services is generally determined based on time and materials. Deferred revenue is recorded on prepaid subscriptions and on advance billings or cash received for contracts that have undelivered elements.

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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                  June 30, 2006

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

GOODWILL - Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, provides that goodwill should not be amortized, but should rather be reviewed at least annually to assess recoverability. This statement requires that goodwill and long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the asset's fair value.

In accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis each June 30th and between annual tests in certain circumstances. The Company has determined that it has two reporting units consisting of LION's integrated software, services and lead generation businesses and TRMS' risk management services. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill in considered not impaired, thus the second step of the goodwill impairment test used to quantify impairment is unnecessary. Company management has estimated that the fair values of the Company's reporting units to which goodwill has been allocated exceed their carrying amounts, and accordingly no provision for impairment is deemed necessary.

NET LOSS PER COMMON SHARE - Basic loss per share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. The diluted share calculation for the three and six months ended June 30, 2006 and 2005 excludes options to purchase 3,930,867 and 4,387,609 shares, respectively, due to their anti-dilutive effect.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                  June 30, 2006

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

STOCK-BASED COMPENSATION - Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), and applied the provisions of Staff Accounting Bulletin ("SAB") No. 107, SHARE-BASED PAYMENT, using the modified-prospective transition method. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Further, as required under SFAS No. 123(R), forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Prior to the adoption of SFAS No. 123(R), the Company adopted the fair value recognition provision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, prospectively, to all employee awards granted on or after January 1, 2003, pursuant to SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. Under this adoption, the Company accounted for stock options granted to employees based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value and has recorded compensation over the vesting period of the options.

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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                  June 30, 2006

Note 1 - Description of business and summary of significant  accounting policies
- continued

CONCENTRATION OF CREDIT RISK - Cash is held in interest bearing or demand deposit bank accounts. Short-term investments are comprised of marketable debt securities. The Company and its subsidiary maintain cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated approximately $4.4 million at June 30, 2006. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents and short-term investments, as these deposits and investments are held by high credit quality financial institutions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2006, the FASB issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the Company's financial position or results of operations.

Note 2 - Stock-based compensation

The Company maintains two stock equity incentive plans under which it may grant non-qualified stock options, incentive stock options or restricted stock to employees, non-employee directors and consultants.

In 1998, the Company established the 1998 Stock Option Plan (the "1998 Plan") under which 15 million shares have been reserved for issuance as incentive stock options and non-qualified stock options. The 1998 Plan allows the Company to grant options to employees for up to 50,000 shares of common stock per employee. Employee directors are eligible to receive option grants and direct stock issuances. Non-employee directors receive as an initial grant options to purchase 50,000 shares of common stock, exercisable at not less than the fair market value of the Company's common stock on the day of grant. Thereafter, non-employee directors receive automatic option grants each year to purchase 50,000 shares of common stock upon their reelection at the annual meeting of shareholders. Non-employee chairs of the audit and compensation committees receive an automatic option grant each year to purchase an additional 25,000 shares of common stock. Options granted to non-employee directors generally vest quarterly over one year and generally expire in four years from the date of grant. Options granted to employees vest quarterly over four years beginning at the date of grant and generally expire 10 years from the date of grant. All outstanding stock options are non-qualified stock options. The Company issues new shares of common stock upon exercise of stock options.

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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                  June 30, 2006

Note 2 - Stock-based compensation - continued

common stock as the award vests. The restricted stock unit awards require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years.

Stock options to purchase the Company's common stock are granted at prices at the fair market value on the date of grant. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. Prior to the adoption of SFAS No. 123(R), the effect of forfeitures was not included as an assumption affecting compensation expense and was not material.

The fair value of option grants are estimated using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. While estimates of fair value and the associated charge to earnings may materially affect the Company's results of operations, it has no impact on the cash position. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase in the market price above the grant price of the Company's stock. Such an increase in stock price would benefit all shareholders commensurately.

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

Using the Black-Scholes option pricing model to estimate the fair value of options, the following weighted average assumptions were used for grants in first quarter 2006: expected volatility of approximately 113%; risk-free interest rate of 4.6%; expected lives of 6.25 years; and, a zero percent dividend yield. There were no stock option grants in second quarter 2006. The following weighted average assumptions were used for grants in second quarter 2005: expected volatility of approximately 125%; risk-free interest rate ranging from 3.7%; expected lives of 4 years; and, a zero percent dividend yield. There were no stock option grants in first quarter 2005.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                  June 30, 2006

Note 2 - Stock-based compensation - continued

A summary of the Company's 1998 Plan activity during the six months ended June 30, 2006 is as follows:

                                                                   Weighted          Weighted
                                                                   average            average             Aggregate
                                                 Number of         exercise          remaining            intrinsic
                                                   shares           price         contractual life         value
                                                -------------    -------------    ------------------    -------------
    Outstanding at beginning of year                3,789,867      $   0.22
    Granted                                           200,000          0.36
    Forfeited                                         (49,000)         0.15
    Exercised                                         (10,000)         0.13
                                                -------------    -------------
    Outstanding at end of period                    3,930,867      $   0.23           5.6 years         $ 638,000
                                                =============    =============    ==================    =============
   Options vested or expected to vest at
     end of period                                  3,517,610      $   0.23           5.3 years         $ 573,000
                                                =============    =============    ==================    =============
   Options exercisable at end
      of period                                     3,000,017      $   0.23           4.8 years         $ 493,000
                                                =============    =============    ==================    =============
   Weighted average fair value of
     options granted during the period                             $   0.36
                                                                 =============

The aggregate intrinsic value is based on the Company's average high bid and ask stock price of $0.38 as of the last business day of the six months ended June 30, 2006, which would have been received by the optionees had all in-the-money options been exercised on that date. As of June 30, 2006, total unrecognized stock-based compensation expense related to unvested stock options was approximately $127,000, which is expected to be recognized over a weighted average period of approximately 2.6 years. The aggregate fair value of vested options outstanding as of June 30, 2006 was $697,000.

Following is a summary of the Company's 1998 Plan stock options outstanding at June 30, 2006:

                           Outstanding options                                       Options exercisable
--------------------------------------------------------------------------    ----------------------------------
                                        Weighted           Weighted                                Weighted
                                         average       average remaining                            average
 Exercise price          Number          price         contractual life          Number         exercise price
------------------    -------------    -----------    --------------------    -------------    -----------------

$ .04 - $ .25            3,034,450        $  0.18          5.9 years            2,342,350           $   0.18
$ .26 - $ .50              671,417        $  0.33          4.9 years              457,667           $   0.31
$ .51 - $ .61              225,000        $  0.59          3.3 years              200,000           $   0.60
                      -------------                                           -------------
                         3,930,867        $  0.23          5.6 years            3,000,017           $   0.23
                      =============                                           =============

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                  June 30, 2006

Note 2 - Stock-based compensation - continued

A summary of the Company's 2005 Plan activity during the six months ended June 30, 2006 is as follows:

                                                                                                      Weighted
                                                                                                      average
                                                                                 Number of        grant-date fair
                                                                                  shares               value

   Restricted shares outstanding at beginning of year, nonvested                  40,313              $    .32
    Granted                                                                           -                     -
    Vested                                                                        (3,500)                  .32
    Forfeited                                                                         -                     -
                                                                              ----------------    -----------------

   Restricted shares outstanding at end of period, nonvested                      36,813              $    .32
                                                                              ================    =================

The following shares of common stock have been reserved for issuance under the Company's stock-based compensation plans as of June 30, 2006:

                                                                 1998 Plan         2005 Plan            Total
                                                              ---------------    --------------    ---------------
   Outstanding share based compensation awards                  3,930,867                 -          3,969,867
   Underlying shares available for grant                        2,638,311          4,957,000         7,595,311
                                                              ---------------    --------------    ---------------

   Total                                                        6,569,178          4,957,000        11,526,178
                                                              ===============    ==============    ===============

Total stock-based compensation expense recognized in the condensed consolidated statement of operations is as follows:

                                                     Three months ended June 30,          Six months ended June 30,
                                                  ----------------------------------  ----------------------------------
                                                       2006              2005              2006              2005
                                                  ----------------  ----------------  ----------------  ----------------
    Stock option expense                            $      33         $      58         $      63         $     123
    Restricted stock expense                                1                 -                 2                 -
                                                  ----------------  ----------------  ----------------  ----------------

    Total stock-based compensation expense          $      34         $      58         $      65         $     123
                                                  ================  ================  ================  ================

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                  June 30, 2006

Note 2 - Stock-based compensation - continued

Prior to January 1, 2006, the Company accounted for all employee awards granted on or after January 1, 2003 using the fair value recognition provision of SFAS No. 123. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all employee awards (in thousands, except net loss per share):

                                                                                  Three months         Six months
                                                                                     ended                ended
                                                                                    June 30,            June 30,
                                                                                      2005                2005
                                                                                -----------------    ----------------
   Net loss, as reported                                                            $   (179)            $   (328)
   Add: Stock-based employee compensation expense included in
       reported net loss                                                                  58                  123
   Deduct: Total stock-based employee compensation expense
       determined under fair value method for all awards, net of related
       tax effects                                                                       (61)                (129)
                                                                                -----------------    ----------------
   Pro forma net loss                                                               $   (182)            $   (334)
                                                                                =================    ================

   Net loss per share:
       Basic and diluted - as reported                                              $     -              $    .01
                                                                                =================    ================
       Basic and diluted - pro forma                                                $     -              $    .01
                                                                                =================    ================

Note 3 - Commitments and contingent liabilities

The Company is subject to various proceedings and claims arising in the normal course of business the outcome of which are subject to significant uncertainty. In accordance with SFAS No. 5, "Accounting for Contingencies," the Company is required to record an estimated loss from a loss contingency when information available prior to the issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The Company has recorded a provision inclusive of legal fees totaling $177,000 related to the unasserted possible claim relating to the Company's use of third-party intellectual property. Accounting for contingencies such as this, as well as obligations for legal and other matters, requires us to use our judgment. While we believe our accrual on this matter is adequate, if the actual loss from a loss contingency is significantly different from the estimated loss, our results of operations may be over- or understated.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                  June 30, 2006

Note 4 - Segment reporting

The Company has two operating segments, TRMS and the integrated software, services and lead generation businesses in which the Company is engaged. Management reports on each segment based upon, among other things, TRMS being a registered Commodity Trading Advisor and generating revenues through delivery of Risk Management Services, while LION's other combined operations generate revenues primarily for sales of software related products and services. Intercompany revenues represent fees for Pipeline Tools technology and services purchased by TRMS from its parent, LION, which are generally accounted for at current market prices and are eliminated in consolidation. Accounting policies for segments are the same as those described in Note 1. The following sets forth information for reportable segments and consolidated totals (in thousands):

                                                                      LION            TRMS           Consolidated
   -----------------------------------------------------------    -------------   -------------    -----------------
        Three months ended June 30, 2006:
              Revenues from external customers                      $  2,078        $  1,459           $  3,537
              Revenues from internal customers                           933              -                  -
              Operating loss                                            (532)            (25)              (557)

        Three months ended June 30, 2005:
              Revenues from external customers                      $  2,364        $  1,635           $  3,999
              Revenues from internal customers                           906              -                  -
              Operating income (loss)                                   (336)            163               (173)

        Six months ended June 30, 2006:
              Revenues from external customers                      $  4,159        $  2,911              7,070
              Revenues from internal customers                         1,896              -                  -
              Operating loss                                            (689)            (66)              (755)

        Six months ended June 30, 2005:
              Revenues from external customers                      $  4,853        $  3,187           $  8,040
              Revenues from internal customers                         1,784              -                  -
              Operating income (loss)                                   (545)            235               (310)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

                                                 Three months ended June 30,           Six months ended June 30,
                                               ---------------------------------   ----------------------------------
                                                    2006              2005              2006              2005
                                               ----------------  ---------------   ---------------   ----------------

        Operating loss                           $    (557)        $    (173)        $    (755)        $    (310)
        Non-operating income (expense)                  25                (3)               40               (12)
                                               ----------------  ---------------   ---------------   ----------------

           Loss before income tax                $    (532)        $    (176)        $    (715)        $    (322)
                                               ================  ===============   ===============   ================

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                  June 30, 2006

The Company's product groupings are comprised of Leads, Loans, and Capital Markets and associated revenues are reflected as follows (in thousands):

                                          Three months ended June 30,      Six months ended June 30,
                                         ------------------------------  ------------------------------
                                             2006            2005            2006            2005
                                         --------------  --------------  --------------  --------------
    LEADS
        Mortgage 101                       $     529       $     455       $   1,030       $     911
                                         --------------  --------------  --------------  --------------

    LOANS
        LION Pro                                 661             750           1,358           1,501
        Retail Websites                          615             658           1,254           1,316
        LockPoint Xtra                           170             313             335             664
                                         --------------  --------------  --------------  --------------
                                               1,446           1,721           2,947           3,481
                                         --------------  --------------  --------------  --------------
    CAPITAL MARKETS
        Pipeline Tools                           103             188             182             461
        Risk Management Service (TRMS)         1,459           1,635           2,911           3,187
                                         --------------  --------------  --------------  --------------
                                               1,562           1,823           3,093           3,648
                                         --------------  --------------  --------------  --------------

           Total revenues                  $   3,537       $   3,999       $   7,070       $   8,040
                                         ==============  ==============  ==============  ==============


The Leads product grouping consists of the Company's Mortgage 101 product, which generates revenues from LION's subscription and pay-per-lead based lead programs along with broker ad banner programs.

The Loans product grouping consists of LION Pro, Retail Websites, and LockPoint Xtra(R). LION Pro revenues are comprised of LION Pro Corporate, LION Pro Individual, and lenders who participate in the underlying database. Retail Website revenues consist of site development and hosting fees. LockPoint Xtra(R) revenues, which include Precision MTS, are generated from implementation fees with new customers, recurring monthly billings based on locked loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

The Capital Markets product grouping consists of Pipeline Tools and Risk Management Services. Pipeline Tools revenues are generated from implementation fees from new customers, recurring monthly billings based on closed loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services. Risk Management Services are provided by TRMS and are generated by recurring monthly billings based on closed loan amount volumes with monthly minimums which may vary from customer to customer.

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

         Highlights in the quarter included continuing strength in our Precision MTS product line as evidenced by its first quarter over quarter growth in revenue since our 2003 decision to allow revenue to run off in the LPX/Precision pricing engine and rate lock product while we redirected our product and sales focus to a different market. Since initiating introduction of the Precision MTS product late last year, we have experienced steady sales success and have built a pipeline of customers for whom we are implementing the tools they have acquired. In early August 2006, we introduced a much anticipated enhancement to the Precision MTS product suite which included a subprime mortgage pricing engine. As a larger percentage of mortgage borrowers exhibit subprime or non-standard characteristics, the features and tools that allow lenders to better screen for those attributes and price for them has grown in demand. We anticipate sustainable quarter over quarter revenue growth for this product suite going forward.

         Mortgage 101 remains the centerpiece of our Leads product group and reported higher revenue in second quarter 2006 compared to the first quarter by more than 5% while generating 13% higher year to date revenue when compared to the first six months of last year. Mortgage 101 is our consumer Internet portal that connects potential mortgage applicants with an extensive network of mortgage brokers, lenders and other providers to meet a variety of consumer real estate and mortgage needs. With a high volume of largely organically derived unique visitors each month, Mortgage 101 is one of the industry leading sources of leads for real estate financing and consistently ranks number 1 or 2 on Google, MSN and Yahoo for keyword search "mortgage." Having completed the platform architecture redesign of Mortgage 101 during the first quarter of 2006, we are in the process of building out partners for a directory of services to connect consumers with a variety of vendors to meet their needs in insurance, moving services and other real estate related transactions. We are also now assessing the cost and scope of a site redesign to better showcase the services available to those who use Mortgage 101.

         Our Capital Markets businesses continue to face challenges to revenue growth in an environment of declining overall mortgage origination attributable to rising interest rates and the accompanying slowdown in home sales. With a slight increase in revenue in second quarter 2006 compared to the first quarter, just over 2%, the Capital Markets group is currently performing below our objectives and generated revenue for the first six months of 2006 that was over $500,000 lower than the first six months of last year. While on average we added more customers year over year, those customers are generating fewer loans. Our sales activity slowed somewhat early in second quarter, but experienced a resurgence late in the quarter, and we expect a net add to our customer base in third quarter 2006. Our infrastructure can support a larger customer base and more loan volume without expanding our resources. Augmenting our sales strategy by including more large potential clients capable of weathering a market downturn, in addition to greater emphasis on broadening our service bureau customer base will be key drivers in achieving the higher levels of revenue growth we believe to be attainable, even in an unstable market. Additionally, we are intending to expand our sales infrastructure to more aggressively bring on new Capital Markets clients.

         While our core operating performance improved slightly quarter over quarter, we recorded higher strategic and nonrecurring expense in second quarter 2006, which had a significant impact on our overall results. First, we incurred approximately $219,000 in expense in the second quarter related to matters associated with strategic undertakings. We are always seeking ways to enhance our prospects through partnerships, alliances and mergers and acquisitions. Our industry has experienced significant consolidation, and we regularly review and evaluate strategic opportunities, including those identified internally by us as well as unsolicited third party proposals that we may receive from time to time. In the last couple of years, for example, we have consummated two acquisitions. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs.

         We also recorded an expense, inclusive of legal fees, totaling $170,000 in second quarter 2006 and $177,000 year to date related to an unasserted potential intellectual property infringement claim. Upon discovering the potential infringement, we conducted an internal review and engaged counsel to independently evaluate the matter. As a result of our investigation, we determined that the Company was exposed to a potential contingent liability, and we initiated settlement negotiations to limit our liability and construct a suitable licensing arrangement with the vendor going forward. While we expect the matter to be settled as described, we must caution that the matter is not yet formally concluded and is therefore subject to change. We believe our accrual on this matter is adequate, however, if the actual loss from a loss contingency is significantly different from the estimated loss, our results of operations may be over- or understated.

         We generated revenue of $3.5 million in second quarter 2006, roughly equal to that of first quarter 2006, and down 11.5% from $4.0 million for the same quarter in the prior year. Revenue for six months ended June 30, 2006 totaled $7.1 million, down 12% from $8.0 million for the same period last year.

         Operating expenses increased to $4.1 million in second quarter 2006 compared to $3.7 million in the first quarter and decreased from $4.2 million in the same quarter in the prior year. Operating expenses for the six months ended June 30, 2006, decreased to $7.8 million compared to $8.3 million for the same period last year. Had it not been for the additional charges for strategic undertakings and contingent liability accrual mentioned above, operating expenses for the three and six months ended June 30, 2006 would have been significantly lower than the comparative prior year periods.

         We reported a net loss for the quarter of $535,000 compared to a net loss of $186,000 for the previous quarter and a net loss of $179,000 for second quarter 2005. Our net loss for the six months ended June 30, 2006 totaled $721,000 compared to a net loss of $328,000 for the same period in 2005. Not including the $389,000 in second quarter costs comprised of the strategic undertakings and accrual of the contingent liability, our net operating loss would have improved compared to first quarter 2006 and second quarter 2005, in addition to the comparative prior year six month period.

         For a more detailed discussion of revenue by product, operating expenses and operating results, see "Results of Operations" below.

RESULTS OF OPERATIONS

REVENUES (dollars in thousands)

                                     For three months ended June 30,            For six months ended June 30,
                                 ----------------------------------------- -----------------------------------------
                                        2006                 2005                 2006                 2005
                                 -------------------- -------------------- -------------------- --------------------
LEADS
------
Mortgage 101                      $  529        15%    $  455        11%   $1,030        15%     $  911        11%


LOANS
------
LION Pro                             661        19%       750        19%    1,358        19%      1,501        19%
Retail Websites                      615        17%       658        16%    1,254        17%      1,316        16%
LockPoint Xtra                       170         5%       313         8%      335         5%        664         8%
                                 ---------   -------- ----------  -------- ---------- --------- ---------   --------

                                   1,446        41%     1,721        43%    2,947        41%      3,481        43%

CAPITAL MARKETS
---------------
Pipeline Tools                       103         3%       188         5%      182         3%        461         6%
Risk Management Services           1,459        41%     1,635        41%    2,911        41%      3,187        40%
                                 ---------   -------- ----------  -------- ---------- --------- ---------   --------
                                   1,562        44%     1,823        46%    3,093        44%      3,648        46%

    Total revenues                $3,537       100%    $3,999       100%   $7,070       100%     $8,040       100%
                                 =========   ======== ==========  ======== ========== ========= =========  =========

         Our product groupings are organized to align our business objectives by product with the customers we serve. These product groups are Leads, Loans, and Capital Markets.

LEADS

         Our Leads product group is comprised of Mortgage 101. Revenue for Mortgage 101 increased 16% in second quarter 2006 and 13% for the six months ended June 30, 2006 compared to the same periods in the prior year. This increase is due to the architectural redesign of the underlying Mortgage 101 pay-per-lead technology to improve lead routing, management and distribution systems; increased ad banner space; completion of a bidding system for rate and directory listings which are sub-products of Mortgage 101; and an expanded dedicated sales force for Mortgage 101. We continue to experience heavy consumer traffic to our mortgage101.com Internet portal due to strong search engine placement attributable to being number 1 or 2 on Google, MSN or Yahoo for keyword search "mortgage" along with several other keywords. We anticipate each revenue category within Mortgage 101, pay per lead, rate and directory listings, and ad banners, to grow throughout the remainder of 2006.

         MORTGAGE 101 is an interactive service provided through LION's www.mortgage101.com consumer portal which connects potential mortgage applicants with a network of mortgage lenders who offer mortgage programs, rates and services. Mortgage 101 also provides education to home buyers and owners through informative articles, interactive calculators and real-time rate comparison technology. This product is one of the leading sources of leads for real estate financing by mortgage originators and is a preferred platform for them to market to their customers. This product group generates revenue from our pay-per-lead program, participation by our customers in our rate and directory listings offerings, and ad banners.

LOANS

         The Loans product group is comprised of LION Pro, Retail Websites, LockPoint Xtra(R), and our Precision MTS product suite, which combines the best features of all three products in addition to Pipeline Tools interest rate risk management software for midsized mortgage originators.

         The decrease in revenue for the Loans product group narrowed to 4% for second quarter 2006 compared to first quarter 2006. This is due to quarter over quarter growth in our Precision MTS product suite for the first time since we repositioned our pricing engine business within our LockPoint Xtra(R) product line. We anticipate higher sustainable growth in Precision quarter over quarter to continue for the next several quarters. The growth in Precision was offset by a decrease in LION Pro and Retail Website revenues due to the contraction of mortgage broker customers as a result of the rising interest rate environment. Revenue for the Loans product group was down 16% for second quarter 2006 and down 15% for the six months ended June 30, 2006 compared to the same periods in the prior year. The decreases are primarily due to the repositioning of our pricing engine business within our LockPoint Xtra(R) product line combined with declining refinancing activity in the mortgage industry and the contraction of our mortgage broker customer based for LION Pro and Retail Websites noted above. Over the next six months, we will be redeploying research and development resources to upgrade and expand our Retail Website and LION Pro offerings.

         LION PRO, used by nearly 6,800 mortgage brokers nationwide, consists of LION Loan Search, LoanLink (subprime loan exchange platform), News Now
(high-value market data) and Ratesheets on Demand (aggregated mortgage ratesheets). It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily for 77 regions nationwide and includes 76 participating lenders. Revenues from the LION Pro product line are generated from mortgage brokers and originators subscribing to the service, origination teams private-labeling this service for their own companies, and from participating lenders.

         RETAIL WEBSITES are offered to mortgage companies and individual originators to help educate consumers about mortgages, market their services to borrowers, build brand identity, generate more business, efficiently connect with service providers and better serve their borrowers. This product is intended to create and foster relationships between consumers and mortgage originators while enabling mortgage companies and originators to more efficiently manage their online production channel and maximize the business value received from their online operations. Both template and custom design solutions deliver a combination of standard and custom content to over 2,900 websites. Revenues are generated from website set up and monthly hosting fees along with fees for related functionality tools.

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

CAPITAL MARKETS

         Our Capital Markets product group is comprised of our Pipeline Tools technology and risk management services provided by our subsidiary, TRMS. Revenue for second quarter 2006 increased 2% compared to first quarter 2006 due to slightly higher loan origination volumes for its customer base. Revenue for the Capital Markets product group was down 14% for second quarter 2006 and down 15% for the six months ended June 30, 2006 compared to the same periods in the prior year. The decrease was a result of lower mortgage origination levels among our capital markets customers due to both seasonal factors and higher mortgage interest rates, and the correspondingly lower closed loan volume of those customers on which our variable revenue in both our TRMS trading unit and our Pipeline Tools service bureau business are based. We are refocusing our sales strategy on larger potential clients capable of weathering a market down turn, in addition to applying greater emphasis on our service bureau business as key drivers in attaining higher levels of revenue growth we believe to be attainable even in an unstable market.

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

OPERATING EXPENSES (dollars in thousands)

                                   For three months ended June 30,            For six months ended June 30,
                               ----------------------------------------- -----------------------------------------
                                      2006                 2005                 2006                 2005
                               -------------------- -------------------- -------------------- --------------------
                                            % of                 % of                  % of                 % of
                                             Rev                  Rev                   Rev                  Rev
                                           --------             --------              -------              -------
  Direct costs                  $ 1,529      43%     $ 1,621      41%     $ 3,054       43%    $ 3,311       41%
  Selling and marketing             561      16%         610      15%       1,126        6%      1,254       16%
  General and administrative      1,283      37%       1,201      30%       2,210       32%      2,253       28%
  Research and development          602      17%         606      15%       1,194       17%      1,268       16%
  Depreciation and
       amortization                 119       3%         134       3%         241        3%        264        3%
                               ----------- -------- ----------- -------- -----------  ------- -----------  -------

      Total operating expenses  $ 4,094     116%     $ 4,172     104%     $ 7,825      111%    $ 8,350      104%
                               =========== ======== =========== ======== ===========  ======= ===========  =======

DIRECT COSTS

         Direct costs are comprised primarily of website fulfillment, technology infrastructure support, product and contract support, product deployment, and TRMS trading desk and support services. Direct costs for second quarter 2006 were comparable to the previous quarter. Direct costs declined 6% and 8% for the three and six month periods ended June 30, 2006 compared to the same periods in the prior year. This is as a result of our efforts over the last 2 years to reposition our pricing engine business within our

LockPoint Xtra(R) product line and migrate to our Precision MTS product suite. This change has allowed us to reduce the level of resources necessary to support and maintain the LockPoint Xtra(R) product line. In addition, during that time we have been consolidating our IT infrastructure resources and datacenters resulting in reduced IT infrastructure costs.

SELLING AND MARKETING

         Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses for second quarter 2006 were comparable to the previous quarter and declined 8% and 10% for the three and six month periods ended June 30, 2006 compared to the same periods in the prior year. The decreases were due primarily to a restructuring of our broker and lender sales forces and marketing resources.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. For second quarter 2006, general and administrative expenses increased 38% to $1.3 million from $927,000 for the previous quarter. This increase is primarily the result of fees for strategic undertakings and related costs totaling $219,000 and accrual for a contingent liability related to an unasserted potential claim totaling $170,000 which were offset by audit fees in the first quarter which did not recur in the second quarter. General and administrative expenses increased 7% and 2% for the three and six month periods ended June 30, 2006 compared to the same periods in the prior year. The increases were due to the strategic undertakings and accrual of the contingent liability noted above which were offset by non-recurring expenses during first and second quarters of 2005 related to Sarbanes-Oxley section 404 compliance efforts and severance payments during second quarter 2005 that did not recur in 2006.

RESEARCH AND DEVELOPMENT

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses for second quarter 2006 were comparable to the previous quarter and declined 1% and 6% for the three and six month periods ended June 30, 2006 compared to the same periods in the prior year. The reduction in research and development costs reflects our consolidation efforts related to product development and the relocation of research and development efforts into one location.

DEPRECIATION AND AMORTIZATION

         The decrease in depreciation and amortization expense for the three and six month periods ended June 30, 2006 compared to the same periods in the prior year is the result of equipment, computers and software that became fully depreciated at the end of 2005.

INTEREST EXPENSE AND INTEREST INCOME

         For the three and six months ended June 30, 2006, interest expense is comprised of interest on 8% promissory notes totaling $972,000 related to the TRMS acquisition and various debt related to capitalized leases. For the three and six months ended June 30, 2005, interest expense is comprised of interest on 10 percent promissory notes which were paid off in mid-February 2005, the 8% promissory notes totaling $972,000 and various debt related to capitalized leases.

         Interest income increased to $44,000 for second quarter 2006 compared to $19,000 for the same period in the prior year. Interest income increased to $77,000 for the six months ended June 30, 2006 compared to $33,000 for the same period in the prior year. The increases are due to additional funds that could be invested along with a rising interest rate environment. Investments during the first half of 2006 had maturities of one to three months so as to take advantage of rising short term interest rates.

OPERATING SEGMENTS

         We have two operating segments, TRMS and the integrated software, services and lead generation businesses in which the Company is engaged. TRMS is a registered Commodity Trading Advisor and generates revenues through hands-on delivery of Risk Management Services, while LION's other combined operations generate revenues primarily for sales of software related products and services. Intercompany revenues represent fees for Pipeline Tools technology and services purchased by TRMS from its parent, LION, which are generally accounted for at current market prices and are eliminated in consolidation. Condensed operating segment information is as follows (in thousands):

                                                Three months ended June 30,      Six months ended June 30,
                                               ------------------------------  ------------------------------
                                                   2006            2005            2006            2005
                                               --------------  --------------  --------------  --------------
    Revenue
        LION                                     $   2,078       $   2,364       $   4,159       $   4,854
        TRMS                                         1,459           1,635           2,911           3,186
                                               --------------  --------------  --------------  --------------
           Total revenue                         $   3,537       $   3,999       $   7,070       $   8,040
                                               ==============  ==============  ==============  ==============

    Net operating income (loss)
        LION                                     $    (532)      $    (336)      $    (689)      $    (545)
        TRMS                                           (25)            163             (66)            235
                                               --------------  --------------  --------------  --------------
           Total net operating income (loss)     $    (557)      $    (173)      $    (755)      $    (310)
                                               ==============  ==============  ==============  ==============

         LION revenue for second quarter 2006 remained relatively unchanged compared to the previous quarter. Revenue gains in our Mortgage 101, LPX/Precision, and Pipeline Tools products offset revenue losses in the LION Pro and Retail Website products. The reductions in LION Pro and Retail Websites were primarily due to a contraction in our mortgage broker customer based caused by the rising interest rate environment. LION revenue for second quarter 2006 was $2.1 million, down 12% from second quarter 2005 revenue of $2.5 million. LION revenue for the six months ended June 30, 2006 was $4.2 million, down 14% from $4.9 million for the same period in the prior year. The decreases for the three and six month periods were due primarily to the planned repositioning of our LockPoint Xtra(R) product line, lower mortgage origination levels by our Pipeline Tools customer base along with the loss of certain customers due to acquisition or withdrawal from the practice of originating loans against future commitments that require an interest rate risk management strategy, and the consolidation of our mortgage broker customer base within the industry due to the rising interest rate environment impacting our LION Pro and Retail Website products. Going forward, we anticipate revenue growth quarter over quarter for our Mortgage 101, LPX/Precision, and Pipeline Tools products. Our LION Pro and Retail Website products will continue to be challenged due to the impact of a rising interest rate environment for our mortgage broker customer base.

         TRMS revenue for second quarter 2006 remained relatively unchanged compared to the previous quarter. TRMS revenue for second quarter 2006 was $1.5 million, down 11% from second quarter 2005 revenue of $1.6 million. TRMS revenue for the six months ended June 30, 2006 was $2.9 million, down 9% from $3.2 million for the same period in the prior year. The decreases were a result of lower mortgage origination levels among our TRMS customers due to seasonal factors, higher mortgage interest rates, and the correspondingly lower closed loan volume of those customers on which our variable revenue in our TRMS trading unit is based. While TRMS will continue to be challenged in this time of rising interest rates, we will be restructuring and expanding our sales and marketing initiatives so as to promote revenue growth in the future.

         LION's net operating loss increased in second quarter 2006 to $535,000 compared to the first quarter net operating loss of $157,000 primarily as a result of $389,000 of additional expenses related to the strategic undertakings and accrual of the contingent liability mentioned previously in this report. The net operating loss for second quarter 2005 included non-recurring expenses related to Sarbanes-Oxley section 404 compliance efforts, severance payments, and other expenses totaling $263,000 that did not recur in 2006.

         TRMS had net operating losses in the three and six months ended June 30, 2006 compared to net operating income in the comparative periods in the prior year. The decreases were primarily attributable to lower revenues discussed above. TRMS also decreased its operating expenses for the three and six months ended June 30, 2006 by approximately $17,000 and $88,000, respectively, primarily due to a restructuring of the sales function. Various selling and marketing expenses for TRMS will grow in the coming quarters as we continue to restructure and expand our sales and marketing initiatives.

FINANCIAL POSITION

         At June 30, 2006, we had approximately $4.6 million in cash, cash equivalents, short-term investments, and restricted cash. During the six months end June 30, 2006 and 2005, we funded our activities primarily from cash provided by operations. Cash, cash equivalents and short-term investments are expected to fund near-term operations. Non-cash items are comprised of depreciation and amortization and stock option expense. The change in cash and cash equivalents is as follows (in thousands):

                                                                   Six months ended
                                                                       June 30,
                                                             ------------------------------
                                                                  2006            2005
                                                             --------------  --------------
Net loss                                                       $   (721)       $   (328)
Non-cash items                                                      306             387
Changes in working capital                                          644             297
                                                             --------------  --------------
    Net cash provided by operating activities                       229             356
                                                             --------------  --------------

    Net cash used in investing activities                          (170)           (162)
                                                             --------------  --------------

Restricted cash for letter of credit                                 -             (280)
Other net uses of cash for financing activities                     (19)            (81)
                                                             --------------  --------------
    Net cash used in financing activities                           (19)           (361)
                                                             --------------  --------------

Net increase (decrease) in cash and cash equivalents                 40            (167)
Cash and cash equivalents at beginning of period                  3,371           4,518
                                                             --------------  --------------
Cash and cash equivalents at end of period                     $  3,411        $  4,351
                                                             ==============  ==============

 OPERATING ACTIVITIES

         During the six months ended June 30, 2006, cash from operating activities increased slightly due to an increase in deferred revenue primarily related to a large TRMS customer as part of an existing contract and increases in accounts payable, accrued salaries and benefits, and accrued liabilities due to our normal business operating cycle. This increase was offset by an increase in certain prepaid maintenance and service agreements.

         During the six months ended June 30, 2005, cash from operating activities increased due to increases in payments on accounts receivable and an increase in accounts payable due to our normal business operating cycle. This increase was offset by payments of incentive bonuses accrued in the fourth quarter 2004 to various personnel due to integration efforts throughout 2004 and payments on compliance activities mandated by Section 404 of Sarbanes-Oxley and severance expenses related to a second quarter headcount reduction to take advantage of the efficiencies made possible by progress we made in integrating our acquisitions.

INVESTING ACTIVITIES

         During the six months ended June 30, 2006, investing activities used cash of $170,000 which primarily consisted of the purchase of short-term available-for-sale securities totaling $100,000 with the remainder of the increase due to upgrades to computer hardware and software.

         During the six months ended June 30, 2005, investing activities used cash of $162,000 which primarily consisted of upgrades to computer hardware and software.

FINANCING ACTIVITIES

         During the six months ended June 30, 2006, financing activities primarily related to payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades.

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

OVERALL LIQUIDITY AND CAPITAL RESOURCES

         It is management's assessment that current working capital and that which will be created through operations should be sufficient for our growth plans and capital expenditure needs throughout 2006 and 2007.

         The Company has recorded a provision inclusive of legal fees totaling $177,000 related to the unasserted possible claim relating to the Company's use of third-party intellectual property. Accounting for contingencies such as this, as well as obligations for legal and other matters, requires us to use our judgment. While we believe our accrual on this matter is adequate, if the actual loss from a loss contingency is significantly different from the estimated loss, our results of operations may be over- or understated.

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

          In certain hosting arrangements where the customer has the option to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to us to host the software, we account for the licensing of software in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION.

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

         IMPAIRMENT OF GOODWILL

         We assess goodwill for impairment each June 30th or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

         Prior to the adoption of SFAS 123R, the Company adopted the fair value recognition provision of FASB Statement No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. Under this election, the Company has accounted for stock options granted to employees based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value and has recorded compensation over the vesting period of the options.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the Company's financial position or results of operations.

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

         We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $15.8 million in 2005 from $15.2 million in 2004 and from $8.1 million for 2003. However, during those years revenues quarter to quarter have at times remained flat. Had it not been for the strategic acquisition of the Ignition assets in December 2003 and the acquisition of TRMS in October 2004, revenue growth targets year over year would not have been achieved in 2005 and the likelihood of achieving targets for 2006 much more difficult. Revenue was down in first quarter 2006 compared to fourth quarter 2005 due to a rising interest rate environment and decreasing loan origination volumes and has increased slightly in second quarter 2006. We had ten consecutive quarters of profitability beginning with the third quarter of 2002 through the fourth quarter of 2004, but incurred a net loss for each of the first two quarters of 2005 before returning to profitability in the third and fourth quarters. We have recorded a net loss for the first two quarters of 2006. While we anticipate a profit for the last half of the year, profitability for the full year 2006 is unlikely.

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

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

         We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION. We are continuing to create the redundancies that will reduce the reliance on these individuals. Furthermore, we have not entered into employment agreements with these significant employees except for our executive officers. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options or restricted stock grants, which serve to retain and motivate key employees as they become vested in their equity. At our 2005 annual meeting, stockholders approved a stock incentive plan which allows a flexible stock compensation program which we believe will be important in our ability to attract and retain the best available employees. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

         Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line through the acquisition of Ignition assets and TRMS carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. Our larger customer contracts, which involve our LPX, Pipeline Tools and TRMS hedging services, typically have renewable successive one- and two-year terms. Revenue from these contracts comprised approximately 48% of our total revenue for the first half of 2006.

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

         The Committee of Sponsoring  Organizations  of the Treadway  Commission
(COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board's Auditing Standard No. 2 ("Auditing Standard No. 2") provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404. Management's assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare, and our auditors may not agree with management's assessments. We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

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

ALLIANCES, MERGERS AND ACQUISITIONS COULD RESULT IN OPERATING DIFFICULTIES, DILUTION AND OTHER HARMFUL CONSEQUENCES.

         Our industry has experienced significant consolidation, and we regularly review and evaluate strategic opportunities, including those identified internally by us as well as unsolicited third party proposals that we may receive from time to time. We may engage in discussions seeking ways to enhance our prospects through partnerships, alliances and mergers and acquisitions. In the last couple of years, for example, we have consummated two acquisitions. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. The negotiation or consummation of any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

         o The need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies.

         o Diversion of management time and focus from operating our business to alliance, merger or acquisition integration challenges.

         o Cultural challenges associated with integrating employees from the acquired company into the acquiring organization.

         o   Retaining employees from the businesses acquired.

         o   The  need  to  integrate  each  company's  accounting,   management
             information, human resource and other administrative systems to permit effective management.

         The anticipated benefit of many of these strategic relationships may not materialize. Future alliances, mergers or acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

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

         o Announcements by us or our competitors of strategic relationships, alliances, mergers or acquisitions, new products, significant contracts, commercial relationships or capital commitments.

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

         Date: AUGUST 14, 2006                  By:   /s/ RANDALL D. MILES
               ---------------                        --------------------
                                                      Randall D. Miles
                                                      Chief Executive Officer