Form 10QSB
period 2006-09-30
LION INC/WA
filed 2006-11-14
CIK 941179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                                                  Yes |_| No |X|


     As of November 10, 2006, approximately 38,547,272 shares of the Company's common stock were outstanding.


     Transitional Small Business disclosure Format (check one):   Yes |_| No |X|


================================================================================

                                   LION, Inc.
                                  Form 10 - QSB
                    For the Quarter Ended September 30, 2006


                                                                           PAGE
                                      INDEX                               NUMBER

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Condensed Consolidated Balance Sheets at
               September 30, 2006 (unaudited) and
               December 31, 2005                                               3

               Condensed Consolidated Statements of Operations
               for the three and nine months ended
               September 30, 2006 and 2005 (unaudited)                         4

               Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 2006
               and 2005 (unaudited)                                            5

               Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                     6

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            18

Item 3         Controls and Procedures                                        35

PART II        OTHER INFORMATION

Item 6         Exhibits                                                       36

               Signatures                                                     37

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            LION, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                         September 30,
                                                                             2006             December 31,
                                                                          (Unaudited)             2005
                                                                       ------------------   ---------------
Current assets
    Cash and cash equivalents                                                $  3,118          $  3,371
    Short-term investments - available for sale securities                        900               800
    Accounts receivable, less allowance for doubtful accounts of
       $85 and $100 in 2006 and 2005, respectively                              1,101             1,161
    Prepaid expenses and other                                                    646               598
                                                                             --------          --------

         Total current assets                                                   5,765             5,930

Property and equipment, net                                                       604               844
Goodwill                                                                        2,590             2,590
Other assets                                                                      374               325
                                                                             --------          --------

                                                                             $  9,333          $  9,689
                                                                             ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                         $    352          $    212
    Accrued salaries and benefits                                                 747               709
    Accrued liabilities                                                           374               272
    Deferred revenue                                                              830               649
                                                                             --------          --------

         Total current liabilities                                              2,303             1,842
Long-term obligations, less current maturities                                    982               972
                                                                             --------          --------
             Total liabilities                                                  3,285             2,814
                                                                             --------          --------

Commitments and contingencies                                                      --                --

Stockholders' equity
    Preferred stock, par value $.001 per share; authorized 5,000,000
       shares; none issued or outstanding                                          --                --
    Common stock - authorized, 50,000,000 shares of $.001 par
         value, 38,532,272 issued and outstanding                                  39                38
    Additional contributed capital                                             14,199            14,091
    Accumulated deficit                                                        (8,190)           (7,254)
                                                                             --------          --------
                                                                                6,048             6,875
                                                                             --------          --------

                                                                             $  9,333          $  9,689
                                                                             ========          ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LION, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                    (In thousands, except net loss per share)
                                   (Unaudited)


                                                       Three months ended              Nine months ended
                                                          September 30,                   September 30,
                                                 ------------------------------  -------------------------------
                                                     2006            2005            2006             2005
                                                 --------------  --------------  --------------  ---------------
Revenues                                         $  3,327          $  4,020          $ 10,397          $ 12,060
                                                 --------          --------          --------          --------

Expenses
    Direct costs                                    1,496             1,573             4,550             4,884
    Selling and marketing                             547               617             1,673             1,870
    General and administrative                        882               905             3,092             3,158
    Research and development                          532               576             1,726             1,845
    Depreciation and amortization                     110               137               351               401
                                                 --------          --------          --------          --------
                                                    3,567             3,808            11,392            12,158
                                                 --------          --------          --------          --------

         Operating income (loss)                     (240)              212              (995)              (98)

Other income (expense)
    Interest expense                                  (20)              (21)              (59)              (65)
    Interest income                                    48                23               125                56
    Other income                                       --                 3                 2                 3
                                                 --------          --------          --------          --------

         Income (loss) before income tax             (212)              217              (927)             (104)

Income tax expense                                     (3)               (4)               (9)              (11)
                                                 --------          --------          --------          --------

         Net income (loss)                       $   (215)         $    213          $   (936)         $   (115)
                                                 ========          ========          ========          ========

Net income (loss) per common share,
    Basic                                        $   (.01)         $    .01          $   (.02)         $     --
                                                 ========          ========          ========          ========
    Diluted                                      $   (.01)         $    .01          $   (.02)         $     --
                                                 ========          ========          ========          ========

Weighted average number of shares,
    Basic                                          38,505            38,219            38,479            37,870
                                                 ========          ========          ========          ========
    Diluted                                        38,505            39,719            38,479            37,870
                                                 ========          ========          ========          ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LION, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                            -------------------------------
                                                                                2006               2005
                                                                            ------------       ------------
Cash flows from operating activities
    Net loss                                                                  $  (936)         $  (115)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities
          Depreciation and amortization                                           351              401
          Stock option and restricted stock expense                               103              161
          Changes in assets and liabilities
              Accounts receivable                                                  60              595
              Prepaid expenses and other                                          (97)            (142)
              Accounts payable                                                    140               22
              Accrued salaries and benefits                                        38             (184)
              Accrued liabilities                                                 121              (22)
              Deferred revenue                                                    181             (229)
              Other assets                                                         --               33
                                                                              -------          -------
                  Net cash provided by (used in) operating activities             (39)             520
                                                                              -------          -------

Cash flows from investing activities
    Purchase of available-for-sale securities                                    (100)              --
    Capitalized software development costs                                         --              (39)
    Purchases of property and equipment                                           (96)            (341)
                                                                              -------          -------
                  Net cash used in investing activities                          (196)            (380)
                                                                              -------          -------

Cash flows from financing activities
    Restricted cash for letter of credit                                           --             (280)
    Payments on long-term obligations                                             (24)            (240)
    Proceeds from issuance of common stock and exercise of
        stock options                                                               6              143
                                                                              -------          -------
                  Net cash used in financing activities                           (18)            (377)
                                                                              -------          -------

Net decrease in cash and cash equivalents                                        (253)            (237)
Cash and cash equivalents at beginning of period                                3,371            4,518
                                                                              -------          -------
Cash and cash equivalents at end of period                                    $ 3,118          $ 4,281
                                                                              =======          =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                               September 30, 2006

Note 1 - Description of business and summary of significant accounting policies

DESCRIPTION OF BUSINESS - LION, Inc. (the "Company" or "LION"), a Washington corporation, provides online mortgage leads and advanced business solutions that streamline the mortgage loan fulfillment process in the mortgage industry. Through its subsidiary, Tuttle Risk Management Services LLC ("TRMS"), LION provides hands-on mortgage pipeline risk management for financial institutions that originate and then sell loans into the secondary market. From Leads to Loans to Capital Markets, LION offers consistent, integrated business solutions to consumers, mortgage brokers, realtors, originators and lenders. LION provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communications tools through its LockPoint Xtra(R) ("LPX"), Pipeline Tools, and Risk Management Services product lines.

A summary of significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows.

INTERIM FINANCIAL STATEMENTS - The unaudited condensed consolidated financial statements and related notes are presented in accordance with the instructions for interim financial statements in Rule 310(b) of Regulation S-B, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006 or for any other future interim period. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in LION's Form 10 - KSB and notes thereto for its fiscal year ended December 31, 2005.

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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                               September 30, 2006

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

The Company accounts for its software products with external licensing in accordance with Statement of Position 97-2, "Software Revenue Recognition," and Staff Accounting Bulletin 104, "Revenue Recognition in Financial Statements." Revenue from licensing fees relating to the use of the LockPoint Xtra(R) product is recognized when all elements of the contract have been delivered to the customer. Revenue from monthly recurring charges from use of the LockPoint Xtra(R), Pipeline Tools and Risk Management Services products is recognized in the period in which the service is provided.

Revenue is recognized from product sales or services provided when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the selling price is fixed or determinable, and collectibility is reasonably assured. For multiple-element arrangements, the Company applies Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables," that meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable.

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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                               September 30, 2006


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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS - The Company accounts for internally developed software costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are included in computer software in property and equipment and are amortized over a period of three years.

GOODWILL - Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," provides that goodwill should not be amortized, but should rather be reviewed at least annually to assess recoverability. This statement requires that goodwill and long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the asset's fair value.

In accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis each June 30th and between annual tests in certain circumstances. The Company has determined that it has two reporting units consisting of LION's integrated software, services and lead generation businesses and TRMS' risk management services. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, thus the second step of the goodwill impairment test used to quantify impairment is unnecessary. Company management has estimated that the fair values of the Company's reporting units to which goodwill has been allocated exceed their carrying amounts, and accordingly no provision for impairment is deemed necessary.

NET INCOME (LOSS) PER COMMON SHARE - Basic income (loss) per share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. The diluted share calculation for the three and nine months ended September 30, 2006 excludes options to purchase 4,157,417 shares and for the nine months ended September 30, 2005 excludes options to purchase 4,387,609 shares due to their anti-dilutive effect. Stock options to purchase 1,500,058 shares of common stock were included in the computation of diluted earnings per share for the three months ended September 30, 2005.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                               September 30, 2006


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

INCOME TAXES - The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes, but not yet deducted for tax purposes and from net operating loss ("NOL") carry forwards. The Company records deferred income tax assets and liabilities based upon differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred tax assets are evaluated on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of deferred tax assets is not considered more likely than not, a valuation allowance against deferred tax assets is recorded. Income tax expense is comprised of taxes paid and payable for the period and change during the period in net deferred income tax assets and liabilities.

STOCK-BASED COMPENSATION - Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), and applied the provisions of Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," using the modified-prospective transition method. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Further, as required under SFAS No. 123(R), forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Prior to the  adoption of SFAS No.  123(R),  the Company  adopted the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this adoption, the Company accounted for stock options granted to employees based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value and has recorded compensation over the vesting period of the options.

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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                               September 30, 2006

Note 1 - Description of business and summary of significant  accounting policies
- continued

CONCENTRATION OF CREDIT RISK - Cash is held in interest bearing or demand deposit bank accounts. Short-term investments are comprised of marketable debt securities. The Company and its subsidiary maintain cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated approximately $4.1 million at September 30, 2006. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents and short-term investments, as these deposits and investments are held by high credit quality financial institutions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Although we are still evaluating the potential effects of FIN 48, we do not expect its adoption to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, "Quantifying Financial Statement Misstatements" ("SAB No. 108"). SAB No. 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 represents the SEC Staff's views on the proper interpretation of existing rules and as such has no effective date. We do not expect the adoption of SAB No. 108 to have a material impact on our financial position, results of operations, or cash flows.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                               September 30, 2006

Note 1 - Description of business and summary of significant  accounting policies
- continued

In October 2006, the FASB issued FASB Staff Position No. 123(R)-5, "Amendment of FASB Staff Position FAS 123(R)-1." The FSP amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a. There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b. All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The Company believes that FSP 123(R)-5 will not have a material impact on our financial position, results of operations, or cash flows.


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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                               September 30, 2006

Note 2 - Stock-based compensation - continued

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

The assumptions used to value option grants for the three and nine months ended September 30, 2006 and 2005 are as follows:

                                                  Three months ended September 30,     Nine months ended September 30,
                                                  ----------------------------------  ----------------------------------
                                                       2006              2005              2006              2005
                                                  ----------------  ----------------  ----------------  ----------------
    Expected life (in years)                            2.5               4.0           2.5 to 6.25           4.0
    Volatility                                          74%              125%            74 - 113%           125%
    Risk free interest rate                            5.11%             3.7%           4.6 - 5.11%          3.7%
    Dividend yield                                      --                --                --                --

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                               September 30, 2006

Note 2 - Stock-based compensation - continued

The following table sets forth the summary of option activity under our stock option plans for the nine months ended September 30, 2006:

                                                                   Weighted       Weighted
                                                                   average         average            Aggregate
                                               Number of           exercise       remaining           intrinsic
                                                 shares             price      contractual life         value
                                              -----------      -------------  ------------------    -------------
 Outstanding at beginning of year              3,789,867          $   0.22
 Granted                                         500,000              0.36
 Forfeited                                       (59,000)             0.16
 Exercised                                       (73,450)             0.08
                                              ----------         ---------

 Outstanding at end of period                  4,157,417          $   0.24         5.3 years         $  513,000
                                              ==========          ========         =========         ==========

Options vested or expected to vest at
  end of period                                3,780,750          $   0.24         5.0 years         $  465,000
                                              ==========          ========         =========         ==========

Options exercisable at end
   of period                                   3,007,880          $   0.24         4.8 years         $  405,000
                                              ==========          ========         =========         ==========

Weighted average fair value of
  options granted during the period                               $   0.36
                                                                  ========


The aggregate intrinsic value is based on the Company's average closing bid and ask stock price of $0.35 as of the last business day of the nine months ended September 30, 2006, which would have been received by the optionees had all in-the-money options been exercised on that date. As of September 30, 2006, total unrecognized stock-based compensation expense related to unvested stock options was approximately $141,000, which is expected to be recognized over a weighted average period of approximately 2.3 years. The aggregate fair value of vested options outstanding as of September 30, 2006 was $708,000.


Following is a summary of the Company's stock options outstanding at September 30, 2006:

                             Outstanding options                                       Options exercisable
  --------------------------------------------------------------------------    ----------------------------------
                                          Weighted      Weighted                                     Weighted
                                          average       average remaining                            average
   Exercise price          Number          price         contractual life          Number         exercise price
  ------------------    -------------    -----------    --------------------    -------------    -----------------
  $  .04 - $  .25          2,961,000        $  0.18          5.8 years            2,333,588           $   0.19
  $  .26 - $  .50            971,417        $  0.34          4.4 years              471,167           $   0.32
  $  .51 - $  .61            225,000        $  0.59          3.1 years              203,125           $   0.60
                        ------------                                           ------------
                           4,157,417        $  0.24          5.3 years            3,007,880           $   0.24
                        ============                                           ============

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                               September 30, 2006

Note 2 - Stock-based compensation - continued

The following table sets forth the summary of restricted stock activity under our 2005 Plan for the nine months ended September 30, 2006:

                                                                                                      Weighted
                                                                                                      average
                                                                                 Number of          grant-date
                                                                                  shares            fair value
    Restricted shares outstanding at beginning of year, nonvested                    40,313         $    .32
    Granted                                                                          10,000         $    .26
    Vested                                                                           (5,250)        $    .30
    Forfeited                                                                       (15,000)        $    .33
                                                                                -----------         --------

   Restricted shares outstanding at end of period, nonvested                         30,063         $    .30
                                                                                ===========         ========


The following shares of common stock have been reserved for issuance under the Company's stock-based compensation plans as of September 30, 2006:

                                                                 1998 Plan         2005 Plan            Total
                                                              ---------------    --------------    ---------------
   Outstanding share based compensation awards                  3,857,417             --             3,857,417
   Underlying shares available for grant                        2,648,311          4,962,000         7,610,311
                                                              -----------        -----------       -----------
   Total                                                        6,505,728          4,962,000        11,467,728
                                                              ===========        ===========       ===========


Total stock-based compensation expense recognized in the condensed consolidated statement of operations is as follows:

                                                  Three months ended September 30,     Nine months ended September 30,
                                                  ----------------------------------  ----------------------------------
                                                       2006              2005              2006              2005
                                                  ----------------  ----------------  ----------------  ----------------
    Stock option expense                            $      38         $      37         $     101         $     160
    Restricted stock expense                               --                 1                 2                 1
                                                    ---------         ---------         ---------         ---------

    Total stock-based compensation expense          $      38         $      38         $     103         $     161
                                                    =========         =========         =========         =========

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                               September 30, 2006

Note 2 - Stock-based compensation - continued

Prior to January 1, 2006, the Company accounted for all employee awards granted on or after January 1, 2003 using the fair value recognition provision of SFAS No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all employee awards (in thousands, except net income (loss) per share):

                                                                                   Three months          Nine months
                                                                                      ended                 ended
                                                                                  September 30,         September 30,
                                                                                       2005                  2005
                                                                                -------------------   -------------------
Net income (loss), as reported                                                       $  213                  $(115)
Add: Stock-based employee compensation expense included in reported net
    income (loss)                                                                        38                    161
Deduct:  Total stock-based employee compensation expense determined under
    fair value method for all awards, net of related tax effects                        (38)                  (168)
                                                                                     ------                  -----
Pro forma net income (loss)                                                          $  213                  $(122)
                                                                                     ======                  =====

Net income (loss) per share:
    Basic and diluted - as reported                                                  $  .01                  $  --
                                                                                     ======                  =====
    Basic and diluted - pro forma                                                    $  .01                  $  --
                                                                                     ======                  =====


Note 3 - Commitments and contingent liabilities

In October 2006, the Company settled an unasserted possible claim relating to the Company's use of third-party intellectual property. The Company recorded a provision inclusive of legal fees totaling $177,000 in second quarter 2006 which fully covered this claim.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                               September 30, 2006

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


                                                  LION             TRMS           Consolidated
------------------------------------------   ---------------   -------------    -----------------
Three months ended September 30, 2006:
      Revenues from external customers         $  1,967          $  1,360          $  3,327
      Revenues from internal customers              907                --                --
      Operating loss                               (192)              (48)             (240)

Three months ended September 30, 2005:
      Revenues from external customers         $  2,352          $  1,668          $  4,020
      Revenues from internal customers              994                --                --
      Operating income                              143                69               212

Nine months ended September 30, 2006:
      Revenues from external customers         $  6,126          $  4,271          $ 10,397
      Revenues from internal customers            2,803                --                --
      Operating loss                               (881)             (114)             (995)

Nine months ended September 30, 2005:
      Revenues from external customers         $  7,205          $  4,855          $ 12,060
      Revenues from internal customers            2,778                --                --
      Operating income (loss)                      (402)              304               (98)


A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

                                                      Three months ended                   Nine months ended
                                                        September 30,                        September 30,
                                               ---------------------------------   ----------------------------------
                                                    2006              2005              2006              2005
                                               ----------------  ---------------   ---------------   ----------------
        Operating income (loss)                  $    (240)        $     212         $    (995)        $     (98)
        Non-operating income (expense)                  28                 5                68                (6)
                                                 ---------         ---------         ---------         ---------

           Income (loss) before income tax       $    (212)        $     217         $    (927)        $    (104)
                                                 =========         =========         =========         =========

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                               September 30, 2006

The Company's product groupings are comprised of Leads, Loans, and Capital Markets and associated revenues are as follows (in thousands):

                                                              Three months ended           Nine months ended
                                                                 September 30,               September 30,
                                                           --------------------------  --------------------------
                                                              2006          2005          2006          2005
                                                           ------------  ------------  ------------  ------------
    Leads - (Mortgage 101)                                   $    453      $    450      $  1,483      $  1,361
    Loans - (LION Pro, Retail Websites, & LPX)                  1,400         1,714         4,347         5,195
    Capital Markets - (Pipeline Tools & TRMS)                   1,474         1,856         4,567         5,504
                                                             --------      --------      --------      --------

         Total revenues                                      $  3,327      $  4,020      $ 10,397      $ 12,060
                                                             ========      ========      ========      ========


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

     The overall decline in loan origination volume in the mortgage industry during 2006 has provided a formidable challenge to our strategic efforts to weather a downturn in the industry by broadening our offerings and diversifying our revenue base. In a difficult environment, we have had some successes while experiencing overall revenue decline. Our third quarter revenue fell short of our objectives due largely to this decline in mortgage origination and its impact on the variable revenue streams we generate in our pricing engine and interest rate risk management business lines. During the quarter, mortgage loan production generated by our customers continued to decline despite some relief in the form of falling Treasury and mortgage yields. While the steps we have taken over the last two years have enabled us to buffer some of the challenges that exist in the current real estate environment, we are not satisfied with our financial results and believe that as the initiatives we have undertaken continue to take root, we will restore revenue growth and earnings momentum. These initiatives include broadening our Precision MTS product line that has already resulted in accelerating sales momentum, an expansion of our Mortgage 101 consumer portal to include a more extensive range of consumer finance offerings and an upcoming redesign of our web presence, among others.

     While Mortgage 101 revenues for the quarter and first nine months of 2006 are stronger compared to last year, lead generation has and is becoming increasingly commoditized and is coming under pressure. While lead generation is, and will continue to be, an important source of revenue for Mortgage 101, we are initiating a number of other consumer services to better leverage our existing consumer traffic to increase transactional and advertising revenue streams. A more robust consumer finance platform is expected to include automobile financing, insurance, real estate applications, credit cards and other consumer oriented services. As part of this endeavor, we will undertake a major site redesign to accommodate a broader range of consumer offerings and generate additional advertising opportunities.

     We will undertake the extension into peripheral consumer financial services through our Mortgage 101 business to consumer Internet portal not through significant investment in development and infrastructure, but rather by leveraging the expertise of field experts in partnership to create the backbone of that expansion. We are actively negotiating with several potential partners in the consumer verticals mentioned as well as others. If and when developed, these relationships will enable us to offer an expanding variety of products and services to the consumers drawn to Mortgage 101 and the other Internet entry points we operate or will be introducing, and to further diversify our revenue streams. More specifically, we expect the effort to generate higher Internet consumer traffic that will yield stronger customer pull through, higher conversion rates, greater advertising revenue as well as revenue share from transactions that occur through our portal partners.

     Notwithstanding compression in the housing and mortgage industry, we have been able to maintain a high volume of consumer traffic in our Mortgage 101 business to consumer Internet portal and continue to maintain high search engine placement with industry leaders such as Google, MSN and Yahoo that consistently places Mortgage 101 among the top three search engine placements for keyword search "mortgage." We place as high as number 1 or 2 for as many as a dozen or more other mortgage related keywords.

     Our Precision MTS product line reported slight revenue growth in the quarter despite the impact of lower mortgage volume on the transactional fee component of our pricing engine. This marks our second consecutive quarter of top line growth. We have continued to meet our sales objectives and have a pipeline of signed clients for which we are implementing services that provide continuing visibility for growth in revenue at an accelerating rate. In August 2006, we introduced a sub prime mortgage pricing engine into our product line. As a larger percentage of mortgage borrowers exhibit sub prime or non standard loan characteristics, the features and tools that allow lenders to better screen for those attributes and price for them has grown in demand. It has been the most often requested enhancement from existing customers and prospects alike, and we have closed on new client relationships as a result of its availability, with more in the sales pipeline. We have also added an experienced industry sales executive in a key strategic sales management role, and are at work restructuring our sales organization, which will likely include a regional expansion to position proven sales executives closer to their prospects to better focus on market niche expertise and account management.

     At a more strategic level for Precision MTS, the investments we have made in our pricing engine and in the integration of the various components of our broker and lender offerings have resulted in a platform that we are working to integrate with key loan origination systems ("LOS's") with the broadest market penetration. We are working on alliances that include cross selling opportunities, an integration of our pricing engine into the LOS and more. We believe these mutual-benefit relationships will allow us to partner with the industry's best while expanding our respective software sales and transaction related revenue opportunities.

     Though we remain the leader in custom web site development, our Retail Websites business line lost ground in the quarter. We have begun to explore ways to broaden our distribution capabilities and are evaluating web design and hosting opportunities beyond our current mortgage broker focus. We are actively seeking an opportunity to expand strategically through acquisition or alignment with other design firms who have the requisite expertise and customer base.

     Our Capital Markets product group, Pipeline Tools and Risk Management Services, generated lower revenue in the quarter as a result of lower transactional activity; our customers closing $1 billion less in mortgage loan volume during the period. Declining mortgage volume has challenged revenue growth despite new customer wins throughout the year. To supplement and expand the scope of our Capital Markets sales organization, we are conducting an active search to identify a strong senior sales management executive and believe that as new customers come on line, and intermediate term adjustable rate mortgages begin to reset, our business will benefit and resume revenue expansion.
Additionally, we expect to broaden our Capital Markets product group both organically and strategically. Enhancements forthcoming in our mortgage pipeline analytics will allow us to attract more service bureau, or technology license customers. We are also pursuing partnerships and strategic combinations with other service providers that would expand our capability to offer a full compliment of services to our Capital Markets customers. Included among the possibilities are valuation of mortgage servicing rights and hedging of sub prime loan products.

RESULTS OF OPERATIONS

REVENUES (dollars in thousands)

                                                              Three months ended           Nine months ended
                                                                 September 30,               September 30,
                                                           --------------------------  --------------------------
                                                              2006          2005          2006          2005
                                                           ------------  ------------  ------------  ------------
    Leads - Mortgage 101                                     $    453      $    450      $  1,483      $  1,361
    Loans - LION Pro, Retail Websites, & LPX/Precision          1,400         1,714         4,347         5,195
    Capital Markets - Pipeline Tools & TRMS                     1,474         1,856         4,567         5,504
                                                             --------      --------      --------      --------
         Total revenues                                      $  3,327      $  4,020      $ 10,397      $ 12,060
                                                             ========      ========      ========      ========

     Our product groupings are organized to align our business objectives by product with the customers we serve. These product groups are Leads, Loans, and Capital Markets.

LEADS

     Our Leads product group is comprised of Mortgage 101. Revenue for Mortgage 101 increased 1% in third quarter 2006 and 9% for the nine months ended September 30, 2006 compared to the same periods in the prior year. This increase is due to the architectural redesign of the underlying Mortgage 101 pay-per-lead technology to improve lead routing, management and distribution systems; increased ad banner space; completion of a bidding system for rate and directory listings which are sub-products of Mortgage 101; and an expanded dedicated sales force for Mortgage 101. However, revenue for Mortgage 101 did pull back 14% compared to second quarter 2006. While some of this decrease is a reflection of the overall decline in loan origination volume in the mortgage industry, the loss of a large customer who purchased our excess leads, commonly known as a sweeper, was the reason for most of the decrease. We are actively working on multiple replacements for this sweeper relationship. We continue to experience heavy consumer traffic to our mortgage101.com Internet portal due to strong search engine placement and are number 1 or 2 on Google, MSN or Yahoo for keyword search "mortgage" along with several other keywords. We anticipate Mortgage 101 revenue will grow sequentially quarter over quarter.

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

     The decrease in revenue for the Loans product group narrowed to 3% for third quarter 2006 compared to second quarter 2006. This is due to second consecutive quarter over quarter growth in our Precision MTS product suite since we repositioned our pricing engine business within our LockPoint Xtra(R) product line. We anticipate higher sustainable growth in Precision MTS quarter over quarter to continue throughout 2007. The growth in Precision MTS was offset by a decrease in LION Pro and Retail Website revenues due to the contraction of mortgage broker customers as a result of the rising interest rate environment and decreasing loan origination volumes. Revenue for the Loans product group was down 18% for third quarter 2006 and down 16% for the nine months ended September 30, 2006 compared to the same periods in the prior year. The decreases are primarily due to the repositioning of our pricing engine business within our LockPoint Xtra(R) product line combined with declining refinancing activity in the mortgage industry and the contraction of our mortgage broker customer based for LION Pro and Retail Websites noted above.

     LION PRO, used by mortgage brokers nationwide, consists of LION Loan Search, LoanLink (subprime loan exchange platform), News Now (high-value market data) and Ratesheets on Demand (aggregated mortgage ratesheets). It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily for 77 regions nationwide and includes 73 participating lenders. Revenues from the LION Pro product line are generated from mortgage brokers and originators subscribing to the service, origination teams private-labeling this service for their own companies, and from participating lenders.

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

CAPITAL MARKETS

     Our Capital Markets product group is comprised of our Pipeline Tools technology and risk management services provided by our subsidiary, TRMS. Revenue for third quarter 2006 decreased 6% compared to second quarter 2006 due to lower loan origination volumes for its customer base. Revenue for the Capital Markets product group was down 21% for third quarter 2006 and down 17% for the nine months ended September 30, 2006 compared to the same periods in the prior year. The decrease was a result of lower mortgage origination levels among our capital markets customers due to higher mortgage interest rates, and the correspondingly lower closed loan volume of those customers on which our variable revenue in both our TRMS trading unit and our Pipeline Tools service bureau business is based. We are refocusing our sales strategy on larger potential clients capable of weathering a market down turn, in addition to applying greater emphasis on our service bureau business as key drivers in attaining higher levels of revenue growth we believe to be attainable even in an unstable market.

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

OPERATING EXPENSES (dollars in thousands)

                                   Three months ended September 30,                Nine months ended September 30,
                               ---------------------------------------------    -----------------------------------------
                                      2006                    2005                    2006                 2005
                               ---------------------   ---------------------    -------------------- --------------------
                                            % of                    % of                   % of                   % of
                                              Rev                     Rev                   Rev                    Rev
                                            --------                --------               -------                -------

Direct costs                    $ 1,496          45%    $ 1,573          39%    $ 4,550         44%    $ 4,884         41%
Selling and marketing               547          16%        617          15%      1,673         16%      1,870         16%
General and administrative          882          27%        905          23%      3,092         30%      3,158         26%
Research and development            532          16%        576          14%      1,726         17%      1,845         15%
Depreciation and
     amortization                   110           3%        137           3%        351          3%        401          3%
                                -------     -------     -------     -------     -------    -------     -------    -------
    Total operating expenses    $ 3,567         107%    $ 3,808          94%    $11,392        110%    $12,158        101%
                                =======     =======     =======     =======     =======    =======     =======    =======


DIRECT COSTS

     Direct costs are comprised primarily of website fulfillment, technology infrastructure support, product and contract support, product deployment, and TRMS trading desk and support services. Direct costs for third quarter 2006 were down 2% compared to the previous quarter. Direct costs declined 5% and 7% for the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year. This is as a result of our efforts over the last 2 years to reposition our pricing engine business within our LockPoint Xtra(R) product line and migrate to our Precision MTS product suite. This change has allowed us to reduce the level of resources necessary to support and maintain the LockPoint Xtra(R) product line. In addition, during that time we have been consolidating our IT infrastructure resources and datacenters resulting in reduced IT infrastructure costs.

SELLING AND MARKETING

     Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses for third quarter 2006 were down 3% compared to the previous quarter and declined 11% for both the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year. The decreases were due primarily to a restructuring of our broker and lender sales forces and marketing resources and a reduction in advertising for Mortgage 101 leads due to reliance on organic generation of traffic in the Mortgage 101 portal.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. For third quarter 2006, general and administrative expenses decreased 31% to $882,000 from $1.3 million for the previous quarter. This decrease is primarily the result of nonrecurring fees incurred in the second quarter for strategic undertakings and related costs totaling $219,000 and the accrual for a contingent liability related to an unasserted potential claim totaling $170,000. The unasserted potential claim was settled in October 2006 with no additional expenses incurred in third quarter 2006. General and administrative expenses decreased 3% and 2% for the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year. The decrease in third quarter 2006 compared to the same quarter in the prior year was due to the consolidation of telecommunications infrastructure and an improvement in bad debt experience offset by strengthening our human resources group. For the comparative 9 month periods, the decrease was due primarily to nonrecurring expenses during the first and second quarters of 2005 related to Sarbanes-Oxley section 404 compliance efforts and severance payments during second quarter 2005 offset by the costs associated with the strategic undertakings and unasserted potential claim during second quarter 2006 noted above.

RESEARCH AND DEVELOPMENT

     Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses declined 8% and 6% for the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year. The reduction in research and development costs reflects our consolidation efforts related to product development and the relocation of research and development efforts into one location.

DEPRECIATION AND AMORTIZATION

     The decrease in depreciation and amortization expense for the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year is the result of equipment, computers and software that became fully depreciated at the end of 2005.

INTEREST EXPENSE AND INTEREST INCOME

     For the three and nine months ended Septebmer 30, 2006, interest expense is comprised of interest on 8% promissory notes totaling $972,000 related to the TRMS acquisition and various debt related to capitalized leases. For the three and nine months ended September 30, 2005, interest expense is comprised of interest on 10 percent promissory notes which were paid off in mid-February 2005, the 8% promissory notes totaling $972,000 and various debt related to capitalized leases.

     Interest income increased to $48,000 for third quarter 2006 compared to $23,000 for the same period in the prior year. Interest income increased to $125,000 for the nine months ended September 30,

2006 compared to $56,000 for the same period in the prior year. The increases are due to additional funds that could be invested along with a rising interest rate environment. Investments during the nine months of 2006 had maturities of one to three months so as to take advantage of rising short term interest rates.

OPERATING SEGMENTS

     We have two operating segments, TRMS and the integrated software, services and lead generation businesses in which we are engaged. TRMS is a registered Commodity Trading Advisor and generates revenues through hands-on delivery of Risk Management Services, while LION's other combined operations generate revenues primarily for sales of software related products and services. Intercompany revenues represent fees for Pipeline Tools technology and services purchased by TRMS from its parent, LION, which are generally accounted for at current market prices and are eliminated in consolidation. Condensed operating segment information is as follows (in thousands):

                                                    Three months ended              Nine months ended
                                                       September 30,                    September 30,
                                               ------------------------------  ------------------------------
                                                   2006            2005            2006            2005
                                               --------------  --------------  --------------  --------------
    Revenue
        LION                                     $   1,967       $   2,352       $   6,126       $   7,205
        TRMS                                         1,360           1,668           4,271           4,855
                                                 ---------       ---------       ---------       ---------
           Total revenue                         $   3,327       $   4,020       $  10,397       $  12,060
                                                 =========       =========       =========       =========

    Operating income (loss)
        LION                                     $    (192)      $     143       $    (881)      $    (402)
        TRMS                                           (48)             69            (114)            304
                                                 ---------       ---------       ---------       ---------
           Total operating income (loss)         $    (240)      $     212       $    (955)      $     (98)
                                                 =========       =========       =========       =========

     LION revenue for third quarter 2006 declined 5% compared to the previous quarter. LPX/Precision and Pipeline Tools both had their second sequential quarter over quarter revenue gains with this trend anticipated for the foreseeable future. Mortgage 101 fell back due to the loss of a large customer that purchased our excess lead inventory. Replacement customers are expected to be added during the fourth quarter. It is anticipated that Mortgage 101 should achieve quarter over quarter revenue gains going forward. LION Pro and Retail Websites decreased due to the contraction of its mortgage broker customer base as a result of the rising interest rate environment and declining loan origination volumes.

     LION revenue was down 16% and 15% for the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year. The revenue gain in our Mortgage 101 product group was due to the architectural redesign of the underlying Mortgage 101 pay-per-lead technology to improve lead routing, management and distribution systems; increased ad banner space; completion of a bidding system for rate and directory listings which are sub-products of Mortgage 101; and an expanded dedicated sales force for Mortgage
101. The Mortgage 101 increase was offset by revenue losses in the LION Pro, Retail Website, LPX/Precision, and Pipeline Tools products. The decreases were due primarily to the planned repositioning of our LockPoint Xtra(R) product line, lower mortgage origination levels by our Pipeline Tools customer base, and the consolidation of our mortgage broker customer base for LION Pro and Retail Websites due to the rising interest rate environment and lower loan origination volumes.

     TRMS revenue for third quarter 2006 declined 7% compared to the previous quarter and for the three and nine months ended September 2006 was down 18% and 12% compared to the same periods in the prior year. The decreases were a result of lower mortgage origination levels among our TRMS customers due to higher mortgage interest rates and the correspondingly lower closed loan volume of those customers on which our variable revenue in TRMS is based. While TRMS will continue to be challenged in this time of higher interest rates, we will be restructuring and expanding our sales and marketing initiatives so as to promote revenue growth in the future.

     LION's operating loss decreased in third quarter 2006 to $192,000 compared to the second quarter operating loss of $532,000 primarily as a result of $389,000 of nonrecurring second quarter expenses related to the strategic undertakings and accrual of the settled claim mentioned previously in this report. The quarter over quarter reduction in revenues mentioned above was offset by expense reductions throughout the quarter due to lower costs to support our various product lines and IT and telecommunications infrastructure.

     TRMS had operating losses in the three and nine months ended September 30, 2006 compared to operating income in the comparative periods in the prior year. The decreases were primarily attributable to lower revenues discussed above. TRMS also decreased its operating expenses for the three and nine months ended September 30, 2006 by approximately $104,000 and $192,000, respectively, primarily due to a restructuring of the sales function, improvement in bad debt experience, and reduced trade errors. Various selling and marketing expenses for TRMS will grow in the coming quarters as we continue to restructure and expand our sales and marketing initiatives.


FINANCIAL POSITION

     At September 30, 2006, we had approximately $4.3 million in cash, cash equivalents, short-term investments, and restricted cash. During the nine months end September 30, 2006 and 2005, we funded our activities primarily from cash provided by operations. Cash, cash equivalents and short-term investments are expected to fund near-term operations. Non-cash items are comprised of depreciation and amortization and stock option expense. The change in cash and cash equivalents is as follows (in thousands):

                                                        Nine months ended
                                                          September 30,
                                                  ------------------------------
                                                       2006            2005
                                                  --------------  --------------

Net loss                                              $  (936)      $  (115)

Non-cash items
                                                          454           562
Changes in working capital
                                                          443            73
                                                      -------       -------
    Net cash provided by (used in)
      operating activities                                (39)          520
                                                      -------       -------

    Net cash used in investing activities                (196)         (380)
                                                      -------       -------

Restricted cash for letter of credit                       --          (280)
Payments on long-term obligations                         (24)         (240)
Proceeds from issuance of common stock
  and exercise of stock options                             6           143
                                                      -------       -------
    Net cash used in financing activities                 (18)         (377)
                                                      -------       -------

Net decrease in cash and cash equivalents                (253)         (237)
Cash and cash equivalents at beginning of period        3,371         4,518
                                                      -------       -------
Cash and cash equivalents at end of period            $ 3,118       $ 4,281
                                                      =======       =======

OPERATING ACTIVITIES

     During the nine months ended September 30, 2006, cash from operating activities decreased slightly due to operating losses from reduced revenues and payments on strategic undertakings and prepaid maintenance agreements. This decrease was offset by increases in deferred revenue from TRMS and Precision MTS customer contracts and increases in accounts payable, accrued salaries and benefits, and accrued liabilities due to our normal business operating cycle.

     During the nine months ended September 30, 2005, cash from operating activities increased due to increases in payments on accounts receivable and an increase in accounts payable due to our normal business operating cycle. This increase was offset by payments of incentive bonuses accrued in fourth quarter 2004 to various personnel due to integration efforts throughout 2004, payments related to compliance activities mandated by Section 404 of Sarbanes-Oxley and severance expenses related to a second quarter headcount reduction to take advantage of the efficiencies made possible by progress we made in integrating our acquisitions.

INVESTING ACTIVITIES

     During the nine months ended September 30, 2006, investing activities used cash of $196,000, which consisted of the purchase of short-term available-for-sale securities totaling $100,000 with the remainder of the increase due to upgrades to computer hardware and software.

     During the nine months ended September 30, 2005, investing activities used cash of approximately $380,000, which consisted of upgrades to computer hardware and software and capital expenditures on our new lease space for our California operations which consolidated our TRMS, Pipeline Tools and IT infrastructure groups.

FINANCING ACTIVITIES

     During the nine months ended September 30, 2006, financing activities primarily related to payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The reporting of results of our operations and financial condition in the preparation of our financial statements could differ significantly from our estimates under different assumptions and conditions. Significant estimates include allowances for doubtful accounts, long-lived asset valuations, estimated useful lives and recoverability, and realizability of deferred tax assets.

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

     REVENUE RECOGNITION

     We recognize revenue from product sales or services provided when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the selling price is fixed or determinable, and collectibility is reasonably assured. For multiple-element arrangements, the Company applies Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables" that meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable.

     In certain hosting arrangements where the customer has the option to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to us to host the software, we account for the licensing of software in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

     Revenue from services is generally determined based on time and materials or monthly subscription fees. Revenue for services is recognized as the services are performed.

     INCOME TAXES

     We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes, but not yet deducted for tax purposes and from NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is not considered more likely than not, we will record a valuation allowance against deferred tax assets.

     The Company has recognized a net deferred tax asset of $150,000. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3.1 million available to offset future income which expire in 2018 through 2023. Although realization is not assured, management believes it is more likely than not that the recorded portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. The Company has established a valuation allowance of approximately $1.1 million as of December 31, 2005 due to the uncertainty of future realization of the net deferred tax assets. Utilization of these carryforwards could be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code Section 382.

     GOODWILL

     We assess goodwill for impairment each June 30th or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     STOCK-BASED COMPENSATION

     Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123R ("SFAS 123R"), and applied the provisions of Staff Accounting Bulletin No. 107, "Share-Based Payment," using the modified-prospective transition method. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, as provided for under the modified-prospective method.

     Prior to the adoption of SFAS 123R, the Company adopted the fair value recognition provision of FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this election, the Company has accounted for stock options granted to employees based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value and has recorded compensation over the vesting period of the options.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Although we are still evaluating the potential effects of FIN 48, we do not expect its adoption to have a material impact on our financial position, results of operations, or cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations, or cash flows.

     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, "Quantifying Financial Statement Misstatements" ("SAB No. 108"). SAB No. 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 represents the SEC Staff's views on the proper interpretation of existing rules and as such has no effective date. We do not expect the adoption of SAB No. 108 to have a material impact on our financial position, results of operations, or cash flows.

     In October 2006, the FASB issued FASB Staff Position No. 123(R)-5, "Amendment of FASB Staff Position FAS 123(R)-1." The FSP amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a. There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b. All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The Company believes that FSP 123(R)-5 will not have a material impact on our financial position, results of operations, or cash flows.


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

     We are working toward a goal of revenue growth and sustained profitability. Annual revenues increased to $15.8 million in 2005 from $15.2 million in 2004 and from $8.1 million for 2003. However, during those years revenues quarter to quarter have at times remained flat. Had it not been for the strategic acquisition of the Ignition assets in December 2003 and the acquisition of TRMS in October 2004, revenue growth targets year over year would not have been achieved in 2005 and the likelihood of achieving targets for 2006 much more difficult. Revenue has been down each quarter in 2006 compared to the same quarter in the prior year primarily due to a rising interest rate environment and decreasing loan origination volumes which has negatively impacted our customer base. We had ten consecutive quarters of profitability beginning with the third quarter of 2002 through the fourth quarter of 2004, but incurred a net loss for each of the first two quarters of 2005 before returning to profitability in the third and fourth quarters. We have recorded a net loss for the first three quarters of 2006.

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

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

     We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION. We are continuing to create the redundancies that will reduce the reliance on these individuals. Furthermore, we have not entered into employment agreements with these significant employees except for our executive officers. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We provide stock options or restricted stock grants, which serve to retain and motivate key employees as they become vested in their equity. We have a flexible stock compensation program which we believe will be important in our ability to attract and retain the best available employees. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

     Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line through the acquisition of Ignition assets and TRMS carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. Our larger customer contracts, which involve our LPX, Pipeline Tools and TRMS hedging services, typically have renewable successive one- and two-year terms. Revenue from these contracts comprised approximately 49% of our total revenue for the first nine months of 2006.

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

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. In addition, we must comply with Section 404(b) requirements to provide an auditor's attestation report on internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2008. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Our Annual Report must also contain a report that our independent auditors have issued attesting to management's assessment of our internal controls.

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

     During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls at December 31, 2008), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

     We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is very little precedent available by which to measure compliance with the new Auditing Standard No. 2. If we are not able to complete our assessment under
Section 404 in a timely manner, we would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2007.

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

      Date: NOVEMBER 14, 2006                 By:      /s/ RANDALL D. MILES
            -----------------                          --------------------
                                                       Randall D. Miles
                                                       Chief Executive Officer