Form 10KSB
period 2006-12-31
LION INC/WA
filed 2007-03-30
CIK 941179

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

                         Common Stock - $.001 par value

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year   $13,710,000

         The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 12, 2007 was approximately $8,605,585 based upon 33,098,402 shares held by such persons and the closing bid price of $.26 per share on that date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

         On March 12, 2007, approximately 38,624,272 shares of the Company's common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         No documents are incorporated by reference.

         Transitional Small Business Disclosure Format (check one):
            Yes [ ]    No [X]

                                   LION, INC.

                                   FORM 10-KSB

                   For the Fiscal Year Ended December 31, 2006

                                      INDEX

                                                                                                   Page
PART I
ITEM 1.            Description of Business                                                            1
ITEM 2.            Description of Property                                                            8
ITEM 3.            Legal Proceedings                                                                  9
ITEM 4.            Submission of Matters To a Vote of Security Holders                                9

PART II
ITEM 5.            Market for Common Equity, Related Stockholder Matters and Purchases of
                   Equity Securities                                                                10
ITEM 6.            Management's Discussion and Analysis                                             11
ITEM 7.            Financial Statements                                                             31
ITEM 8.            Changes In and Disagreements With Accountants on Accounting and
                   Financial Disclosure                                                             54
ITEM 8A            Controls and Procedures                                                          54
ITEM 8B            Other Information                                                                54

PART III
ITEM 9.            Directors, Executive Officers, Promoters, Control Persons and
                   Corporate Governance; Compliance with Section 16(a) of the Exchange
                   Act                                                                              55
ITEM 10.           Executive Compensation                                                           60
ITEM 11.           Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters                                                      65
ITEM 12.           Certain Relationships and Related Transactions, and Director
                   Independence                                                                     67
ITEM 13.           Exhibits                                                                         68
ITEM 14.           Principal Accounting Fees and Services                                           70
                   Signatures                                                                       71

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS

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

         LION maintains executive offices at 4700-42nd Ave. SW, Suite 430, Seattle Washington 98116. Our telephone number is 206-577-1440. We maintain a website at www.lionmts.com. Our SEC reports can be accessed through the investor relations section of our website. There we make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission ("SEC"). These reports are also available from the SEC website at www.sec.gov. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

         MORTGAGE 101 PRODUCT INITIATIVES FOR 2007. We are expanding the scope of Mortgage 101 to embody a more traditional Internet advertising model which will include strategic vertical partnerships providing other consumer related financial services. This will largely be achieved through the introduction of a redesign of our existing Mortgage 101 portal scheduled for release in second quarter 2007. The site redesign will direct consumer traffic more efficiently to those areas that generate revenue and benefit our vertical partners. We have just executed one such vertical partner agreement in the area of auto finance. Among the other verticals that we are exploring or have begun negotiating with potential partners are real estate, including valuation tools, realtor leads, and home listings; financial management; and home services to name a few. Each may have several sub components such as the opportunity to explore a variety of insurance options, that will enrich a consumer's experience and generate transactional opportunities for them to pursue interests and needs that are both linked to the mortgage process and stand apart from it. In addition, we will engage a national advertising firm to handle our media placement within the Mortgage 101 site.

         The Loans product group is comprised of LION Pro, Retail Websites, LockPoint Xtra(R), and our Precision marketing productivity suite ("Precision MTS"), which combines the best features of all three products in addition to Pipeline Tools interest rate risk management software for midsized mortgage originators.

         LION PRO, used by mortgage brokers nationwide, consists of LION Loan Search, LoanLink (subprime loan exchange platform), News Now (high-value market data) and Ratesheets on Demand (aggregated mortgage ratesheets). It is packaged and often private labeled for both large companies and origination teams along with individual or small mortgage brokers. Through this password protected product, originators can access one of the nation's largest databases of wholesale mortgage rate, fee, and program information to instantly price any mortgage loan. This database is updated daily for 77 regions nationwide and includes 69 participating lenders. Revenues from the LION Pro product line are generated from mortgage brokers and originators subscribing to the service, origination teams private-labeling this service for their own companies, and from participating lenders.

         LION PRO PRODUCT INITIATIVE FOR 2007 - PRECISION ACCESS. In February 2007, a redesign of our LION Pro Corporate offering, now known as Precision Access, has extended full access to lockable loan pricing and loan program search within a customer's own private database. Precision Access is fully integrateable with and upgradeable to our more robust Precision MTS product.

         LION PRO PRODUCT INITIATIVE FOR 2007 - PRECISION PRO. We are currently redesigning and updating a more robust broker portal for Lioninc.com. This business-to-business Internet portal is scheduled for release in second quarter 2007. This newly formatted broker portal will not only feature its highly popular market commentary and Rate Sheets on Demand modules, but will also include an improved Loan Link feature, which will help brokers match hard to place loans with niche lenders. The new portal will feature an improved loan search function utilizing a new database of expanded lender program and pricing information to offer real time product eligibility and pricing for prime, alt A and many of the most popular niche loan programs available. The pricing engine will also provide the ability for brokers, working with participating lenders, to receive price locking confirms. Many of the advanced mortgage tools currently offered in our Precision MTS product will be extended to our broker customers through this new portal. The new portal will include a more enhanced traditional advertising model for participating lenders and vendors. We will engage a national advertising firm for the new lioninc.com portal to handle our media placement for this advertising model.

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

         RETAIL WEBSITES PRODUCT INITIATIVE FOR 2007 - NEW TEMPLATE PRODUCT. We are upgrading our retail website template business to a new platform that integrates many tools and features available through our Precision MTS product suite. In addition to providing users with a more feature rich, price competitive product, the offering will allow users full management of all content in their site. Users will also be able to use their website as a portal for communicating to their managers, employees, and business partners in a secure environment, increasing the efficiency of their processes. The user directed nature of our redesign will minimize direct support necessary from us. We will be launching the new website product during second quarter 2007.

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

         The Capital Markets product group includes our Pipeline Tools technology and TRMS' Risk Management Services.

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

SALES AND MARKETING

         Our principal customer base consists of mortgage brokers, lenders (wholesale, retail and correspondent), and industry affiliates. Our sales and marketing efforts are as follows:

         SALES FORCE. We maintain two professional sales groups in our Denver and Gig Harbor offices with regional sales representatives covering both coasts. Each group is targeted toward a specific market segment representing corresponding product offerings. With our Precision Marketing Productivity Suite, each sales group has the opportunity to sell this product, creating better synergies and up sell opportunities across all product lines. The sales associates are compensated on a commission basis largely derived from setup and hosting fees. Initial sales efforts are made through a combination of outbound calls following a marketing campaign, inbound phone inquires, and brokers who register online for services. For our more complex products with longer sales cycles, formal presentations are made through customer site visits or by multimedia conferencing achieved via the Internet.

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

RESEARCH AND DEVELOPMENT

         We develop our own proprietary software for providing products and services to our customers. These efforts are funded primarily through operations. Research and development expense was approximately $2,238,000 and $2,392,000 for 2006 and 2005, respectively.

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

         The market for Internet-based products and services remains intensely competitive, continually evolving, and subject to rapid technological change. We expect competition to intensify and increase in the future. Additionally, we expect to face competition from various e-commerce businesses and other companies targeting both consumers and businesses, whether or not they focus on our business model.

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

         The Capital Markets group competes against a number of firms that provide similar technologies, analytics and services to those offered by the LION. Competition in the Pipeline Tools segment of the market is to a large extent driven by client perceptions regarding the quality of financial analytics provided, product price and the scope and functionality of the Pipeline Tools product offering. Scope, in this case, refers to products that have the ability to extend beyond traditional pipeline risk management and can offer solutions in areas such as asset/liability management, servicing hedging and accounting interface. Given the complexity of developing and supporting the analytics required to quantify pipeline risk management, we compete against a handful of firms in the Pipeline Tools only space.

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

GOVERNMENT REGULATION

         Our mortgage pipeline risk management services are provided by TRMS, a Commodity Trading Advisor registered with the Commodity Futures Trading Commission and the National Futures Association. Commodity Trading Advisors are subject to detailed disclosure, reporting, and recordkeeping requirements. The U.S. commodity markets are subject to on-going and substantial regulatory changes, and we cannot predict what statutory, administrative or exchange imposed restrictions, if any, may become applicable to or adversely affect TRMS in the future.

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

EMPLOYEES

         At December 31, 2006, we had 113 employees of which 108 were full-time. There are 9 commissioned marketing associates. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled technical engineers involved in new product development. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, customer service and administrative organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe relations with our employees are good.


ITEM 2.   DESCRIPTION OF PROPERTY

         Our executive offices are located in Seattle, Washington, where we currently lease approximately 8,274 square feet. We have the right to use this space for computer information services and related business uses. The lease expires on July 31, 2007. There is no renewal option. Management is negotiating a renewal of the lease and also seeking alternate locations within close proximity of our existing executive offices. We foresee no problems in finding alternative space when needed, upon commercially reasonable terms.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

         The Company's common stock trades on the OTC Bulletin Board under the symbol "LINN." The range of high and low bid prices for the Company's common stock for each quarter during the two most recent fiscal years is as follows:

       Fiscal Year Ended December 31,             2006                       2005
                                             -----------------         ------------------
                                             HIGH          LOW         HIGH          LOW
                                             -----        -----        -----        -----
       First Quarter                         $0.41        $0.30        $0.47        $0.31
       Second Quarter                         0.50         0.30         0.41         0.25
       Third Quarter                          0.36         0.24         0.36         0.23
       Fourth Quarter                         0.35         0.25         0.39         0.27

        This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

         There were approximately 1,366 holders of record of our common stock as of March 12, 2007. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

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

 RECENT SALES OF UNREGISTERED SECURITIES

         On November 11, 2005, we issued 20,417 shares of common stock to a director who exercised stock options at $0.27. On December 11, 2006, the board determined that the options had been granted outside of the Company's equity compensation plans, and the issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipient was an accredited investor, had access to all material information concerning our Company, and acquired the securities for investment. The securities are subject to appropriate trading restrictions on transferability.

 ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         LION, Inc. is a provider of online lead generation and advanced business solutions that streamline the mortgage loan fulfillment process. From Leads to Loans to Capital Markets, LION offers consistent, integrated business solutions to consumers, brokers, realtors, originators and lenders. LION also provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communication tools.

         Our financial performance did not meet our expectations for 2006 as revenue, operating results and cash flow were heavily impacted by challenging conditions in mortgage lending markets. Our financial results were impacted by more than just challenging market conditions, however. For the last couple of years we have concentrated our resources on the consolidation of our acquisitions and the need to substantially upgrade our technology into a scalable platform to enable us to develop and link a robust set of products and services. This was an undertaking of competitive necessity to meet the challenges of a rapidly changing mortgage industry, and more recently, to preserve our options in a consolidating industry. The mortgage lending environment has come under stiff pressure as we have done this. Higher interest rates, falling refinance activity, rising home loan delinquency and foreclosure rates, and industry pressure on sub prime lending, combined to exert pressures on the lenders and brokers we serve. Annual mortgage loan origination fell from a peak of $3.8 trillion in 2003 to an estimated $2.7 trillion in 2006, a decline of almost 30%. On a national level, the housing sector experienced a recession in 2006 with an 8% drop in existing-home sales and a 17% drop in new home sales. The pressures on the mortgage industry and on our business have been mounting for some time. In addition, operating performance for 2006 was affected by costs related to the pursuit and analysis of strategic alternatives. Our discussion below reflects what we have done and what we intend to do to defend our current position and promote growth.

LEADS PRODUCT GROUP AND 2007 PLANS

         Revenue from our Leads product group, comprised of Mortgage 101, increased 5% in 2006 compared to the prior year. This is mostly due to the advertising revenues we derive from rate and directory listings as well as from ad banners. Our pay per lead model was flat year over year and actually decreased during the last half of 2006. This was indicative of lower loan volumes, increased competition and industry lead quality concerns. We continue to attract heavy consumer traffic to our Mortgage101.com Internet portal due to strong search engine placement attributable to being number 1 or 2 or 3 on Google, MSN, Yahoo, Alta Vista, and Ask.com for keyword search "mortgage." An internal review of our performance resulted in our concluding that a bolder strategy would be necessary if we are to optimize our high level of consumer traffic, though not to the exclusion of lead generation, as an important component of our Mortgage 101 consumer portal.

         To better leverage the large number of consumers attracted to Mortgage 101, we have initiated a strategic shift in the front end of our business model to implement a portal based strategy to include a more traditional Internet advertising model and expand to other consumer finance verticals. This shift will provide us an opportunity to attract more consumers, generate incremental mortgage leads as well as leads for our strategic partners from which we will financially benefit. This will largely be achieved through a significant redesign of our existing Mortgage 101 portal scheduled for release in second quarter 2007, as well as through strategically selected vertical partners to extend our offerings beyond mortgage finance. We have just executed such an agreement with a leading auto finance company as the inaugural partner. Included among the other verticals that we are exploring or are negotiating with potential partners are real estate, including valuation tools, realtor leads, and home listings; financial management; home services and others. Each may have several sub components such as the opportunity to explore a variety of insurance needs that will enrich a consumer's experience and generate opportunities for them to pursue interests and needs that are both linked to the mortgage process and stand apart from it.

         To benefit from increased traffic and make more effective use of available advertising space, we have engaged a national advertising firm to handle our media placement. In addition, adding breadth to our search engine optimization capability is integral to our successful expansion into additional consumer finance verticals. To strengthen our efforts we have entered into an agreement to leverage third party expertise to augment the success that our existing search engine optimization efforts have had in securing high organic search engine placement.

LOANS PRODUCT GROUP AND 2007 PLANS

         Revenue from our Loans product group decreased 15% in 2006 compared to the prior year. We continue to see contraction in our mortgage broker customer base for LION Pro and Retail Websites which we believe to be a result of higher interest rates, lower loan origination volumes, and increased competition. Our revenues from LockPoint Xtra(R) decreased year over year due to the loss of several large LPX customers during 2005 as a result of our decision 2 years ago to reposition our LockPoint Xtra(R) pricing engine business as a more middle market offering known as Precision MTS. Since its introduction, we have gained traction and have seen our third consecutive quarter over quarter revenue increase in the product, which we believe to be sustainable. Sales of our Precision MTS products continue to improve. We added 17 new customers in 2006. In addition to a healthy pipeline of new customer prospects, we are beginning to see some of our existing customers upgrade from the entry level offerings.

         We are in the process of making strategic changes to our Loans product group. A recent redesign of our LION Pro Corporate offering, now known as Precision Access, has extended full access to lockable loan pricing and loan program search within our customer's own private database. Precision Access is fully integrateable with and upgradeable to Precision MTS. During second quarter 2007, our LION Pro search engine product for mortgage brokers will be enhanced with an improved loan search feature utilizing a new multi-lender database containing more types of loan programs and more guideline requirements which will help the broker find exactly the type of loan program and pricing to fit their borrowers needs, and forward the loan information to a participating lender to obtain commitment.

         The template version of our Retail Website product will also be replaced during second quarter 2007 with a more price competitive product offering greater functionality and will integrate many of the features and tools available through Precision MTS.

         In addition, our business-to-business Internet portal, Lioninc.com, will be redesigned to accommodate the changes for LION Pro and Retail Websites and also allow us to take advantage of a more traditional advertising model. As stated earlier for Mortgage 101, we will engage a national advertising firm that will also assist us with media placement for the Lioninc.com portal. The

Lioninc.com redesign will include an e-commerce application to facilitate purchase and delivery of our more commoditized LION Pro and template Retail Website products which will allow our customers to order, pay for and use these products immediately after point of sale, requiring less of our resources and development time to maintain.

         To leverage the success we had in 2006 with Precision MTS, we are simultaneously turning our attention to strengthening and expanding our sales force to capture the significant opportunities that we believe are available in the marketplace. We have recently hired a new Vice President of national sales to spearhead this effort. The new sales strategy will include the addition of regional sales representatives supported by a series of marketing campaigns timed with the launch of our new products during 2007 to accelerate the sales process.

CAPITAL MARKETS PRODUCT GROUP AND 2007 PLANS

         Our Capital Markets product group generated 5% higher revenue during fourth quarter 2006 compared to the previous quarter, but still experienced a 16% decline in revenue year over year. Our risk management businesses rest on a solid foundation, but sharp declines in industry mortgage volume have adversely affected the fees we collect in connection with the variable pricing component of our pricing structure. Our customers originated billions of dollars fewer in mortgage loans in 2006 when compared to 2005, resulting in the top line performance we experienced during the year.

         While we don't expect the disarray in sub prime lending to have a significant direct impact on many of our lender clients, the prospect of credit tightening, collapsing spreads, constricted warehouse lines and other issues is casting a pall over the market, and it would not be a surprise to see some lenders becoming more conservative as the ripple effect of rising delinquency and foreclosure rates and collapse of many subprime lenders plays itself out. This could mean more lenders relying on best execution for delivery of their loan production for a time rather than an interest rate risk management strategy.

         We have hired a strong senior sales executive to bolster our capital markets sales group. As a result, we have begun to see our prospect pipeline expand, and we expect to add to our customer base over the year at an accelerating rate. In addition, if loan production increases either seasonally or due to shifts in market conditions in general, our Capital Markets product group is positioned to benefit from such an increase.

CONDENSED RESULTS (dollars in thousands, except per share data)

                                                         For the year ended
                                                            December 31,
                                                        ------------------------
                                                           2006          2005
                                                        -----------  -----------

Revenues                                                 $ 13,702      $ 15,789
Operating expenses                                         14,956        15,878
                                                         --------      --------
     Operating loss                                        (1,254)          (89)
Other income - net                                             95             1
                                                         --------      --------
     Loss before tax                                       (1,159)          (88)
Income tax expense                                           (161)          (14)
                                                         --------      --------
          Net loss                                       $ (1,320)     $   (102)
                                                         ========      ========

Net loss per common share, basic and diluted             $   (.03)     $   --
                                                         ========      ========

         Revenue for 2006 totaled $13.7 million and decreased 13% from $15.8 million for 2005 as a result of continued contraction in loan origination volumes in the mortgage industry and increased competition. Operating expenses for 2006 decreased 6% to $15.0 million compared to $15.9 million for 2005 due to our continuing efforts to consolidate and streamline our operations. We reported a net loss for the year of $1.3 million or $.03 per share compared to a net loss of $102,000 for 2005. The loss for 2006 was primarily due to a reduction in revenues for all product lines with the exception of Mortgage 101. For a comparison of our operating results to the prior year, see the discussion below.


DETAILED RESULTS OF OPERATIONS

REVENUES (dollars in thousands)

                                                      For the year
                              --------------------------------------------------------------
                                      2006                2005                Change
                              ------------------   ------------------   --------------------
Leads                         $ 1,870        13%   $ 1,781        11%   $    89          5%
Loans                           5,722        42%     6,764        43%    (1,034)       (15)%
Capital Markets                 6,110        45%     7,244        46%    (1,134)       (16)%
                              -------   -------    -------   -------    -------    -------

      Total revenues          $13,702       100%   $15,789       100%   $(2,079)       (13)%
                              =======   =======    =======   =======    =======    =======

         Our product groupings are organized to align our business objectives by product with the customers we serve. These product groups are Leads, Loans, and Capital Markets.

LEADS

         Our Leads product group comprised 13% and 11% of total revenue for the years ended December 31, 2006 and 2005, respectively. This product group, which consists of Mortgage 101, generates revenue from our pay-per-lead program, participation by our customers in rate and directory listings, and ad banners. Revenue for 2006 was $1.9 million, up 5% compared to 2005. While the advertising model portion of Mortgage 101, which includes rate and directory listings and ad banners, was up year over year, the pay per lead revenue was flat compared to the prior year and actually had declining revenues over the last half of the year. This is indicative of lower loan volumes, increased competition and industry lead quality concerns. We continue to attract heavy consumer traffic to our Mortgage101.com Internet portal due to strong search engine placement attributable to being number 1 or 2 or 3 on Google, MSN, Yahoo, Alta Vista, and Ask.com for keyword search "mortgage."

LOANS

         Our Loans product group, comprised of LION Pro, Retail Websites, LockPoint Xtra(R) and PrecisionMTS, accounted for approximately 42% and 43% of total revenue for the years ended December 31, 2006 and 2005, respectively. Revenue for 2006 totaled $5.7 million, down 15% compared to $6.8 million for the prior year. The decrease in revenue for the Loans product group continued to narrow quarter over quarter. This is due to the third consecutive quarter over quarter growth in our Precision MTS product suite since we repositioned our pricing engine business within our LockPoint Xtra(R) product line to a more middle market offering. We anticipate the growth in Precision MTS quarter over quarter to be sustainable throughout 2007. The growth in Precision MTS was offset by a decrease in LION Pro and Retail Website revenues due to the contraction of mortgage broker customers as a result of the rising interest rate environment and decreasing loan origination volumes.

CAPITAL MARKETS

         Our Capital Markets product group, comprised of our Pipeline Tools technology, which is part of our software, services and lead generation segment, and risk management services provided by our TRMS segment, combined for approximately 45% and 46% of total revenue for the years ended December 31, 2006 and 2005, respectively. Revenue for 2006 totaled $6.1 million, a decrease of 6% from $7.2 million in the prior year due to the variable pricing component of our pricing structure related to lower loan origination volumes for our risk management customer base.


OPERATING EXPENSES (dollars in thousands)

                                                2006                2005
                                        -------------------  -------------------
                                                      % of                 % of                     %
                                          Amount      Rev     Amount       Rev      Change      Change
                                        --------   --------  --------  ---------  ---------  ----------
Direct costs                            $ 6,077        44%   $ 6,338        40%   $  (261)        (4)%
Selling and marketing                     2,184        16%     2,526        16%      (342)       (14)%
General and administrative                4,012        29%     4,089        26%       (77)        (2)%
Research and development                  2,238        16%     2,392        15%      (154)        (6)%
Depreciation and amortization               445         3%       533         3%       (88)       (16)%
                                        -------   -------    -------   -------    -------    -------
      Total operating expenses          $14,956       109%   $15,878       101%   $  (922)        (6)%
                                        =======   =======    =======   =======    =======    =======

DIRECT COSTS

         Direct costs are comprised primarily of website fulfillment, technology infrastructure support, product and contract support, product deployment, and TRMS trading desk and support services. For 2006, direct costs were $6.1 million, down 4% from $6.3 million for the prior year. This decrease is a result of our efforts over the last 2 years to reposition our pricing engine business within our LockPoint Xtra(R) product line to a more middle market offering through our Precision MTS product suite. This change has allowed us to reduce the level of resources necessary to support and maintain the LockPoint Xtra(R) product line. In addition, during that time we have been consolidating our IT infrastructure resources and datacenters resulting in reduced IT and telecommunications infrastructure costs. The decrease was offset by an increase in rent related to our San Rafael office as the lease did not go into effect until mid-2005. Most of the cost reductions came from the LION operations as direct costs associated with the TRMS operation were relatively unchanged from the prior year.

SELLING AND MARKETING

         Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. For 2006, selling and marketing expenses decreased to $2.2 million, down 14% from $2.5 million for the prior year. The decreases were due primarily to a restructuring of our sales force and marketing resources and a reduction in advertising for Mortgage 101 leads due to reliance on organic generation of traffic in the Mortgage 101 portal.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. For 2006, general and administrative expenses decreased 2% to $4.0 million from $4.1 million for the previous year. This decrease was due primarily to expenses during the first half of 2005 related to Sarbanes-Oxley Section 404 compliance efforts and nonrecurring severance payments and during 2006, the improvement in bad debt experience and reduced business taxes due to lower revenues. These decreases were offset by costs associated with various strategic undertakings during 2006 totaling $219,000, the settlement and legal fees related to the Company's use of third-party intellectual property totaling $181,000, and an increase in rent in our California office due to the lease being in effect for all of 2006 compared to only half of the previous year.

RESEARCH AND DEVELOPMENT

         Research and development expenses are comprised primarily of engineering salaries and related costs. For 2006, research and development expenses decreased to $2.2 million compared to $2.4 million in the prior year. The reduction reflects our consolidation efforts related to product development and the relocation of research and development efforts into one location.

DEPRECIATION AND AMORTIZATION

         The decrease in depreciation and amortization expense for 2006 compared to the prior year is the result of certain equipment, computers and software being fully depreciated at the end of 2005.

INTEREST EXPENSE AND INTEREST INCOME

         For 2006, interest expense decreased to $79,000 from $86,000 in the prior year. It is comprised of interest on 10% promissory notes which were paid off in mid-February 2005, 8% promissory notes totaling $972,000 related to the TRMS acquisition, and various debt related to capitalized leases.

         For 2006, interest income and other increased to $174,000 compared to $87,000 for the prior year. The increase is due to additional funds that were invested along with a rising interest rate environment during most of 2006. Investments during 2006 had maturities or fixed interest rates of one to three months so as to take advantage of rising short term interest rates.

INCOME TAX EXPENSE

         The income tax expense for 2006 was $161,000 compared to $14,000 for the prior year. The (14)% effective tax rate for 2006 is primarily due to payment of certain minimum state LLC fees and taxes and the recording of full deferred tax valuation allowances totaling $150,000 due to the uncertainty of realization. The (16)% effective tax rate for 2005 is primarily due to payment of certain minimum state LLC fees and taxes.

         Realization of deferred tax assets is primarily dependent upon the Company reporting taxable income prior to expiration of net operating losses. At December 31, 2005, the Company had net deferred income tax assets of $150,000, which were the result of an income tax benefit recorded in the prior year, and which represented a portion of its net operating loss carryforwards that Company management determined was more likely than not to be realized by offsetting future taxable income. During the fourth quarter of 2006, the Company recognized income tax expense of $150,000 as a result of increasing the deferred tax valuation allowance, such that the allowance is in the full amount of deferred tax assets.

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

                                                    For the year
                                                 ended December 31,
                                                ---------------------
                                                   2006       2005
                                                --------   ----------
Revenue
     LION                                       $  8,017    $  9,300
     TRMS                                          5,685       6,489
                                                --------    --------
          Total revenue                         $ 13,702    $ 15,789
                                                ========    ========

Operating income (loss)
     LION                                       $ (1,168)   $   (389)
     TRMS                                            (86)        300
                                                --------    --------
          Total operating income (loss)         $ (1,254)   $    (89)
                                                ========    ========

         LION revenue for 2006 declined 14% compared to the prior year. While Mortgage 101 was up slightly year over year due to its advertising related revenues, the pay per lead revenue was flat and trending down the last half of the year. This was indicative of lower loan volumes, increased competition and industry lead quality. Revenue decreased year over year for our other LION products. The decreases were due primarily to the consolidation of our mortgage broker customer base for LION Pro and Retail Websites as a result of the rising interest rate environment and lower loan origination volumes, the planned repositioning of our LockPoint Xtra(R) product line to a more middle market offering, and lower mortgage origination levels by our Pipeline Tools customer base. Our Precision MTS product has seen its third consecutive quarter over quarter revenue increase which we believe to be sustainable.

         TRMS revenue for 2006 declined 12% compared to the previous year. While our risk management business rests on a solid foundation, a sharp decline in industry mortgage volume has adversely affected the fees we collect in connection with the variable pricing component of our pricing structure.

         While LION was able to lower its operating costs by approximately $500,000 in 2006 compared to the prior year, it did record an operating loss of $1.2 million primarily as a result of lower revenues. The decrease in operating expenses was a result of lower direct costs as a result of lower resources needed to support and maintain our enterprise level LPX product and consolidation of our IT telecommunications infrastructure; a decrease in selling and marketing expenses due primarily to a restructuring of our sales force and marketing resources and a reduction in advertising for Mortgage 101 leads due to reliance on organic generation of traffic in the Mortgage 101 portal; a decrease in general and administrative expenses due primarily to expenses during the first half of 2005 related to Sarbanes-Oxley section 404 compliance efforts and nonrecurring severance payments, improvement in our bad debt experience and reduced business taxes due to lower revenues; and a decrease in research and development as a result of our consolidation efforts related to product development and the relocation of research and development efforts into one location.

         TRMS had an operating loss in 2006 compared to operating income in the prior year which was primarily attributable to lower revenues discussed above. TRMS also decreased its operating expenses for 2006 compared to 2005 primarily due to a restructuring of the sales function and improvement in bad debt experience. Various selling and marketing expenses for TRMS are anticipated to grow in 2007 as we continue to restructure and expand our sales and marketing initiatives.


FINANCIAL POSITION

         At December 31, 2006, we had approximately $3.8 million in cash, cash equivalents, short-term investments, and restricted cash. Historically, we have funded our activities primarily from cash provided by operations. Non-cash items are comprised primarily of depreciation and amortization and stock-based compensation expense. The change in cash and cash equivalents is as follows (in thousands):
                                                           2006       2005
                                                         -------    -------

   Net loss                                              $(1,320)   $  (102)
   Non-cash items                                            725        766
   Changes in working capital                                 61       (199)
                                                         -------    -------
   Net cash (used in) provided by operating activities      (534)       465
                                                         -------    -------

   Purchase of available-for-sale securities - net          (100)      (800)
   Purchase of property and equipment and other             (141)      (447)
                                                         -------    -------
   Net cash used in investing activities                    (241)    (1,247)
                                                         -------    -------

   Restricted cash for letter of credit                     --         (280)
   Other net uses of cash for financing activities            (9)       (85)
                                                         -------    -------
   Net cash used in financing activities                      (9)      (365)
                                                         -------    -------

   Net decrease in cash and cash equivalents                (784)    (1,147)
   Cash and cash equivalents at beginning of year          3,371      4,518
                                                         -------    -------
   Cash and cash equivalents at end of year              $ 2,587    $ 3,371
                                                         =======    =======



OPERATING ACTIVITIES

         During 2006, cash from operating activities decreased due to operating losses from reduced revenues, payments on strategic undertakings, settlement of a an unasserted possible claim relating to the Company's use of third-party intellectual property, and decreases in accounts payable due to our normal business operating cycle. This decrease was offset primarily by increases in payments on customer contracts.

         During 2005, cash from operating activities increased due primarily to increases in payments on accounts receivable. This increase was offset by payments of incentive bonuses accrued in fourth quarter 2004, payments related to compliance activities mandated by Section 404 of Sarbanes-Oxley, severance expenses related to a second quarter headcount reduction to take advantage of the efficiencies made possible by progress we made in integrating our acquisitions, and decreases in deferred revenue from the loss of a large LPX contract due to our repositioning to a more middle market offering.

INVESTING ACTIVITIES

         During 2006, investing activities used cash of $241,000, which consisted of the purchase of short-term available-for-sale securities totaling $100,000 with the remainder of the increase due to upgrades to computer hardware and software.

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

FINANCING ACTIVITIES

         During 2006, financing activities primarily related to payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades which were offset by proceeds from the exercise of stock options.

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

OVERALL LIQUIDITY AND CAPITAL RESOURCES

         We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our growth plans and capital expenditure needs throughout 2007. As a result of our new product plans for 2007, our capital expenditure program will be increased to cover upgrades to our datacenters that deliver our products and services over the Internet. In addition, we will have an expanded sales and marketing effort that will coincide with our planned product launches throughout the year. Our notes payable to various TRMS shareholders totaling $972,000 are also coming due in October 2007. Although we are currently not a party to any agreement or letter of intent with respect to investments in, or acquisitions of, other businesses, products, services or technologies, we continue to pursue strategic alternatives including sale of some or all of the Company's assets, partnering or other collaboration agreements, or a merger or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. The Company does not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed. We may need to raise additional capital through future financing to the extent necessary to fund such activities or simply to fund future operations if cash from operating activities is insufficient. Additional financing may not be available at all or on terms favorable to us.


AGGREGATE CONTRACTUAL OBLIGATIONS

         The following table represents the Company's total contractual obligations as of December 31, 2006. See "Note 3 - Long-term Obligations" and "Note 5 - Commitments and Contingencies" in the Company's "Notes to Financial Statements" below for additional information.

                                               Payments Due by Period
                                     -------------------------------------------
                                              Less Than
                                     Total      1 Year    1-3 Years   4-5 Years
                                     -------  ----------  ---------   ----------
(in thousands)
Contractual Obligations
   Long-term debt                     $  972     $  972     $   --       $ --
                                                                         ----
   Capital lease obligations              13          5          8         --
   Operating lease obligations         1,400        699        624         --

                                      ------     ------     ------       ----
Total contractual obligations         $2,385     $1,676     $  632       $ --
                                      ======     ======     ======       ====


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

         DEFERRED TAXES

         We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is not more likely than not, we will record a valuation allowance against deferred tax assets.

         Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. At December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4.1 million and $700,000, respectively, available to offset future income which expire in 2018 through 2024. The Company has established a valuation allowance of approximately $1.6 million as of December 31, 2006, the full amount of deferred tax assets. Utilization of these carryforwards could be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code Section 382.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is in the process of evaluating the requirements of FIN 48. The final determination of the impact of this interpretation has not been completed.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged provided financial statements, including for interim periods, for that fiscal year have not been issued. Although we are still evaluating the potential effects of SFAS No. 157, the adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

         In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, "Quantifying Financial Statement Misstatements" ("SAB No. 108"). SAB No. 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 represents the SEC Staff's views on the proper interpretation of existing rules and as such has no effective date. The adoption of SAB No. 108 did not have a material impact on the Company's financial position, results of operations, or cash flows.

         In October 2006, the FASB issued FASB Staff Position No. 123(R)-5, "Amendment of FASB Staff Position FAS 123(R)-1." The FSP amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a. There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b. All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. It is not expected that FSP 123(R)-5 will have a material impact on the Company's financial position, results of operations, or cash flows.

         In October 2006, the FASB issued FASB Staff Position No. 123(R)-6 "Technical Corrections of FASB No. 123R" ("FSP 123(R)-6"). FSP 123(R)-6 amends certain provisions of SFAS 123(R) relating to, among other things, the definition of short-term inducement. The provisions of this FSP are to be applied in the first reporting period beginning after the FSP is posted to the FASB website.

It is not expected that the application of the provisions of FSP 123(R)-6 will have a significant impact on the Company's financial position, results of operations, or cash flows.

         In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" (FSP EITF 00-19-2"), which addresses an issuer's accounting and disclosures relating to registration payment arrangements. Inasmuch as the Company does not have any such registration payment arrangements, it is not expected that adoption of the provision of FSP EITF 00-19-2 will have a significant impact on the Company's financial position, results of operations, or cash flows.


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

         We are working toward a goal of revenue growth and sustained profitability. Annual revenues decreased to $13.7 million in 2006 from $15.8 million in 2005. We had ten consecutive quarters of profitability beginning with the third quarter of 2002 through the fourth quarter of 2004, but incurred a net loss for each of the first two quarters of 2005 before returning to profitability in the third and fourth quarters of 2005. We recorded a net loss of $1.3 million for 2006 compared to a net loss of $102,000 in the prior year.

         Our prospects must be considered in view of the risks, expenses and difficulties frequently encountered by companies in continually evolving markets, including uncertainty of revenues, markets, and profitability. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, control of expense levels and the success of our business model and activities. Our future operating results will depend on a variety of factors, including those discussed in the other factors set forth below.

WE ARE LARGELY DEPENDENT ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

         We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION. We are continuing to create the redundancies that will reduce the reliance on these individuals. Furthermore, we have not entered into employment agreements with these significant employees except for our executive officers. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Our 2005 Stock Incentive Plan provides us flexiblity to attract and retain the best available employees. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

         Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line through the acquisition of Ignition assets and TRMS carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. Our larger customer contracts, which involve our LPX/Precision, Pipeline Tools and TRMS hedging services, typically have renewable successive one- and two-year terms. Revenue from these contracts comprised approximately 50% of our total revenue for 2006.

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

OUR OPERATIONS MAY BE VULNERABLE TO DISRUPTION PROBLEMS.

         We have multiple site capacity for the delivery of our products and services. We have in place comprehensive data tape backup procedures for our operational and administrative databases. Our replication software provides a high level of hardware backup for the database by duplicating our database across several powerful servers. However, despite protective measures, our operations could be vulnerable to damage from floods, fire, earthquakes, power loss, telecommunications failures, break-ins, terrorism, and similar events. The prospect of such unscheduled interruptions is possible in the foreseeable future, and we are unable to predict their occurrence, duration or cessation.

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

WE ARE EXPERIENCING A DOWNTURN IN REVENUE DUE TO CHALLENGING CONDITIONS IN THE MORTGAGE INDUSTRY, AND THESE INDUSTRY TRENDS MAY CONTINUE.

         We experienced declining revenues and cash flows in 2006, which we attribute to challenging conditions in mortgage lending markets which, in turn, exert pressure on the lenders and brokers we serve. The mortgage lending environment is facing higher interest rates, falling refinance activity, rising home loan delinquency and foreclosure rates, industry pressure on sub prime lending and consolidations. Annual mortgage loan origination fell from a peak of $3.8 trillion in 2003 to an estimated $2.7 trillion in 2006, a decline of almost 30%. On a national level, the housing sector experienced a recession in 2006 with an 8% drop in existing-home sales and a 17% drop in new home sales. These factors may continue to affect the mortgage industry and adversely affect our revenues, and we cannot predict with accuracy how our quarterly and annual financial results will be impacted.

IF WE DO NOT CONTINUE TO INNOVATE AND PROVIDE PRODUCTS AND SERVICES THAT ARE USEFUL TO OUR USERS AND CUSTOMERS, WE MAY NOT REMAIN COMPETITIVE, AND OUR REVENUES AND OPERATING RESULTS COULD SUFFER.

         Our success depends on providing products and services that our users and customers use for a high quality Internet experience, and we face substantial competitive challenges in the changing mortgage industry and in each of our vertical markets. For the last two years, we have sought to substantially upgrade our technology into a scalable platform to enable us to develop and link a more robust set of products and services. Our competitors are constantly developing innovations in web search, web functionality, and online advertising along with providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our technology and our existing products and services and introduce new high-quality products and services that our users and customers can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then these users and customers may become dissatisfied and move to other competitors' products. In addition, if we are unable to predict user and customer preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users and customers. Our operating results would also suffer if our innovations are not responsive to the needs of our users and customers, are not appropriately timed with market opportunity or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar or better than those generated by our products and services. This may force us to expend significant resources in order to remain competitive.

WE ARE REQUIRED TO EVALUATE OUR INTERNAL CONTROL OVER FINANCIAL REPORTING UNDER
SECTION 404 OF THE SARBANES OXLEY ACT OF 2002, AND ANY ADVERSE RESULTS FROM SUCH EVALUATION COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

         On December 15, 2006, the U.S. Securities and Exchange Commission ("SEC") extended the date by which non-accelerated filers such as LION must begin filing a report by management assessing the effectiveness of the Company's internal controls in their annual reports as required by Section 404(a). The compliance date for non-accelerated filers moved from fiscal years ending on or after July 15, 2007 to fiscal years ending on or after December 15, 2007. The SEC also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirements to include an auditor's attestation report on internal controls in their annual reports, until the first annual report for a fiscal year ending on or after December 15, 2008.

         In general, we are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with the Section 404, which requires our management to assess the effectively of our existing internal controls for the fiscal year ending December 31, 2007. This effort includes documenting, evaluating the design of, and testing the effectiveness of our internal controls over financial reporting. We intend to continue to refine and improve our internal controls on an on-going basis. During this process, we may identify items for review or deficiencies in our system of internal controls over financials reporting that may require strengthening or remediation.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
LION, Inc.

We have audited the accompanying consolidated balance sheets of LION, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LION, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Seattle, Washington
March 27, 2007

                            LION, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                  December 31,
                        (In thousands, except share data)

                                     ASSETS

                                                                                                           2006             2005
                                                                                                       ----------         ----------
Current assets
    Cash and cash equivalents                                                                           $  2,587           $  3,371
    Short-term investments - available for sale securities                                                   900                800
    Accounts receivable, less allowance for doubtful accounts of
       $67 and $100 in 2006 and 2005, respectively                                                         1,101              1,161
    Deferred income taxes                                                                                     --                 16
    Prepaid expenses and other                                                                               530                448
                                                                                                        --------           --------

         Total current assets                                                                              5,118              5,796

Property and equipment, net                                                                                  555                844
Goodwill                                                                                                   2,590              2,590
Deferred income taxes                                                                                         --                134
Other assets                                                                                                 224                325
                                                                                                        --------           --------
                                                                                                        $  8,487           $  9,689
                                                                                                        ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                                    $    162           $    212
    Accrued salaries and benefits                                                                            708                709
    Accrued liabilities                                                                                      267                249
    Current maturities of long-term obligations                                                              977
                                                                                                                                 23
    Deferred revenue                                                                                         631                649
                                                                                                        --------           --------
         Total current liabilities                                                                         2,745              1,842

Long-term obligations, less current maturities                                                                 8                972
                                                                                                        --------           --------
             Total liabilities                                                                             2,753              2,814
                                                                                                        --------           --------

Commitments and contingencies                                                                                --                  --
                                                                                                        --------           --------

Stockholders' equity
    Preferred stock, par value $.001 per share; authorized
        5,000,000 shares; none issued or outstanding                                                         --                  --
    Common stock, par value $.001 per share; authorized 50,000,000 shares;
       38,614,272 and 38,463,822 issued and outstanding
         at December 31, 2006 and 2005, respectively
                                                                                                              39                 38
    Additional contributed capital                                                                        14,269             14,091
    Accumulated deficit
                                                                                                          (8,574)            (7,254)
                                                                                                        --------           --------
                                                                                                           5,734              6,875
                                                                                                        --------           --------
                                                                                                        $  8,487           $  9,689
                                                                                                        ========           ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            LION, Inc. and Subsidiary
                      Consolidated Statements of Operations
                             Year ended December 31,
                      (In thousands, except per share data)

                                                                                                     2006                     2005
                                                                                                   --------                --------
Revenues                                                                                           $ 13,702                $ 15,789
                                                                                                   --------                --------
Expenses
      Direct costs                                                                                    6,077                   6,338
      Selling and marketing                                                                           2,184                   2,526
      General and administrative                                                                      4,012                   4,089
      Research and development                                                                        2,238                   2,392
      Depreciation and amortization                                                                     445                     533
                                                                                                   --------                --------
               Total expenses                                                                        14,956                  15,878
                                                                                                   --------                --------
               Operating loss                                                                        (1,254)                    (89)

Other income (expense)
      Interest expense                                                                                  (79)                    (86)
      Interest income and other                                                                         174                      87
                                                                                                   --------                --------

               Loss before income tax                                                                (1,159)                    (88)

Income tax expense                                                                                     (161)                    (14)
                                                                                                   --------                --------

               Net loss                                                                            $ (1,320)               $   (102)
                                                                                                   ========                ========


Net loss per common share - basic and diluted                                                      $   (.03)               $     --
                                                                                                   ========                ========

Weighted average number of shares - basic and diluted                                                38,502                  37,983
                                                                                                   ========                ========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            LION, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity
                     Years ended December 31, 2006 and 2005
                        (In thousands, except share data)


                                                                       Common stock       Additional
                                                                -----------------------  contributed    Accumulated
                                                                  Shares       Amount      capital        Deficit       Total
                                                                ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2004                                    37,431,537   $       37   $   13,730   $   (7,152)   $    6,615
Issuance of common stock in conjunction with exercise
  of stock options                                                 989,285            1          170           --           171
Employee compensation from stock options and restricted stock       43,000           --          191           --           191
Net loss for the year                                                   --           --           --         (102)         (102)
                                                                ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2005                                    38,463,822           38       14,091       (7,254)        6,875
Issuance of common stock in conjunction with exercise
  of stock options                                                 140,450            1           15           --            16
Employee compensation from stock options and restricted stock       10,000           --          163           --           163
Net loss for the year                                                   --           --           --       (1,320)       (1,320)
                                                                ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2006                                    38,614,272   $       39   $   14,269   $   (8,574)   $    5,734
                                                                ==========   ==========   ==========   ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            LION, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                             Year ended December 31,
                                 (In thousands)

                                                                                                           2006              2005
                                                                                                         -------            -------
Cash flows from operating activities
    Net loss                                                                                             $(1,320)           $  (102)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities
          Depreciation and amortization                                                                      445                533
          Change in allowance for doubtful accounts                                                          (33)                42
          Stock options and restricted stock expense                                                         163                191
          Deferred income taxes                                                                              150                 --
          Changes in assets and liabilities
              Accounts receivable                                                                             93                639
              Accounts payable                                                                               (50)               (83)
              Accrued salaries and benefits                                                                   (1)              (293)
              Accrued liabilities                                                                             18                (84)
              Deferred revenue                                                                               (18)              (401)
              Other assets                                                                                    19                 23
                                                                                                         -------            -------
                  Net cash provided by (used in) operating activities                                       (534)               465
                                                                                                         -------            -------

Cash flows from investing activities
    Purchase of available-for-sale securities                                                               (100)            (1,200)
    Sale of available-for-sale securities                                                                     --                400
    Capitalized software development costs                                                                   (13)               (40)
    Purchases of property and equipment                                                                     (128)              (407)
                                                                                                         -------            -------
                  Net cash used in investing activities                                                     (241)            (1,247)
                                                                                                         -------            -------

Cash flows from financing activities
    Restricted cash for letter of credit                                                                      --               (280)
    Payments on long-term obligations                                                                        (25)              (256)
    Proceeds from issuance of common stock on exercise of stock
       options                                                                                                16                171
                                                                                                         -------            -------
                  Net cash used in financing activities                                                       (9)              (365)
                                                                                                         -------            -------
Net decrease in cash and cash equivalents                                                                   (784)            (1,147)
Cash and cash equivalents at beginning of year                                                             3,371              4,518
                                                                                                         -------            -------
Cash and cash equivalents at end of year                                                                 $ 2,587            $ 3,371
                                                                                                         =======            =======

Supplemental cash flow information and non-cash investing and financing activities:
        Cash paid for interest                                                                           $    79            $    92
        Cash paid for income taxes                                                                       $    20            $    76
        Equipment acquired under capital lease                                                           $    15            $    --





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

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

USE OF ESTIMATES - In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowances for doubtful accounts, long-lived assets valuation, estimated useful lives and recoverability and realizability of deferred tax assets.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of LION, Inc. and its wholly-owned subsidiary, TRMS LLC. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS - The Company considers all highly-liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

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

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 1 - Description of business and summary of significant accounting policies - continued

The Company accounts for its software products with external licensing in accordance with Statement of Position 97-2, "Software Revenue Recognition, and Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements." Revenue from licensing fees relating to the use of the LockPoint Xtra(R) product is recognized when all elements of the contract have been delivered to the customer. Revenue from monthly recurring charges from use of the Pipeline Tools and Risk Management Services products is recognized in the period in which the service is provided.

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

Subscription and service fees are recognized as revenue over the respective subscription periods or when services are provided. Revenue from services is generally determined based on time and materials. Deferred revenue is recorded on prepaid subscriptions and on advance billings or cash received for contracts that have undelivered elements.

ACCOUNTS RECEIVABLE - The Company's accounts receivable are due from companies in the mortgage industry, including lenders and mortgage brokers. Credit is extended to most customers, and generally collateral is not required. Payments for accounts receivable are due upon receipt of the invoice, or in some cases may be due within 15 to 60 days depending on the products or services provided.

Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently collected on such accounts are credited to the allowance for doubtful accounts.

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

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 1 - Description of business and summary of significant accounting policies - continued

CAPITALIZED SOFTWARE DEVELOPMENT COSTS - The Company accounts for internally developed software costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software development costs, intended for internal use, approximated $13,000 and $40,000 for the years ended December 31, 2006 and 2005, respectively. These costs are included in computer software in property and equipment and are amortized over three years.

GOODWILL - Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," provides that goodwill should not be amortized, but should rather be reviewed at least annually to assess recoverability. This statement requires that goodwill and long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the asset's fair value.

In accordance with SFAS 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis. The Company has determined that it has two reporting units, consisting of LION and TRMS. SFAS 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, thus the second step of the goodwill impairment test used to quantify impairment is unnecessary. Company management has estimated that the fair values of the Company's reporting units to which goodwill has been allocated exceed their carrying amounts. Circumstances have not changed since the test for impairment on June 30, 2006, and accordingly no provision for impairment is deemed necessary.

NET LOSS PER COMMON SHARE - Basic loss per common share is based on the weighted average number of shares outstanding during each period. Diluted share calculations for 2006 and 2005 exclude options to purchase 6,090,417 and 3,789,867 shares, respectively, due to their anti-dilutive effect.

ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expense was approximately $728,000 and $798,000 for 2006 and 2005, respectively.

RESEARCH AND DEVELOPMENT COSTS - All expenditures for research and development costs are expensed as incurred. These expenses consist of costs incurred for proprietary research and include related salaries and benefits, contract and other outside service fees, and facilities and overhead costs.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 1 - Description of business and summary of significant accounting policies - continued

INCOME TAXES - The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes, but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carry forwards. The Company records deferred income tax assets and liabilities based upon differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred tax assets are evaluated on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of deferred tax assets is not considered more likely than not, a valuation allowance against deferred tax assets is recorded. Income tax expense is comprised of taxes paid and payable for the period and change during the period in net deferred income tax assets and liabilities.

STOCK-BASED COMPENSATION - Prior to January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Compensation expense is based on the fair value of the options at grant date utilizing the Black Scholes model for estimating fair value and is recognized over the vesting period of the options.

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

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 1 - Description of business and summary of significant accounting policies - continued

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments are determined in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires that the Company disclose the fair value of its financial instruments for which it is practicable to estimate fair value. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits, and accrued liabilities meeting the definition of a financial instrument approximate fair value because of the short term maturity of these instruments. The fair value of long-term obligations, including the current portion, approximates fair value based on the incremental borrowing rate currently available to the Company for loans with similar terms and maturities.

CONCENTRATION OF CREDIT RISK - Cash is held in interest bearing or demand deposit bank accounts. Short-term investments are comprised of marketable debt securities. The Company and its subsidiary maintain cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated approximately $3.5 million and $4.2 million at December 31, 2006 and 2005, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents and short-term investments, as these deposits and investments are held by high credit quality financial institutions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. While Company management is in the process of evaluating FIN 48 as it relates to the Company's tax positions for purposes of determining the effect, if any, that the adoption of FIN 48 will have, Company management believes that adoption of FIN 48 will not have a significant impact on the Company's financial position, results of operations or cash flows.


In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged provided financial statements, including for interim periods, for that fiscal year have not been issued. Although we are still evaluating the potential effects of SFAS No. 157, the adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 1 - Description of business and summary of significant accounting policies - continued

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, "Quantifying Financial Statement Misstatements" ("SAB No. 108"). SAB No. 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 represents the SEC Staff's views on the proper interpretation of existing rules and as such has no effective date. The adoption of SAB No. 108 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In October 2006, the FASB issued FASB Staff Position No. 123(R)-5, "Amendment of FASB Staff Position FAS 123(R)-1." The FSP amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a. There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b. All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The application of the provisions of FSP 123(R)-5 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In October 2006, the FASB issued FASB Staff Position No. 123(R)-6 "Technical Corrections of FASB No. 123R" ("FSP 123(R)-6"). FSP 123(R)-6 amends certain provisions of SFAS 123(R) relating to, among other things, the definition of short-term inducement. The provisions of this FSP are to be applied in the first reporting period beginning after the FSP is posted to the FASB website. The application of the provisions of FSP 123(R)-6 did not have a significant impact on the Company's financial position, results of operations, or cash flows.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" (FSP EITF 00-19-2"), which addresses an issuer's accounting and disclosures relating to registration payment arrangements. Inasmuch as the Company does not have any such registration payment arrangements, it is not expected that adoption of the provision of FSP EITF 00-19-2 will have a significant impact on the Company's financial position, results of operations, or cash flows.

RECLASSIFICATIONS - Certain prior year amounts on the balance sheet have been reclassified to conform to current year presentation.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 2 - Property and Equipment

Property and equipment consists of the following as of December 31 (in thousands):

                                                           2006     2005
                                                          ------   ------
         Computer equipment                               $  991   $  869
         Computer software                                 1,983    1,956
         Equipment                                           428      427
         Leasehold improvements                              102      102
                                                          ------   ------
                                                           3,504    3,354
         Less accumulated depreciation and amortization    2,949    2,510
                                                          ------   ------

                                                          $  555   $  844
                                                          ======   ======

Fixed assets acquired under capital leases approximated $241,000 and $227,000 at December 31, 2006 and 2005, respectively, and related accumulated amortization approximated $220,000 and $187,000 at December 31, 2006 and 2005, respectively.


Note 3 - Long-term Obligations

The Company's long-term obligations are comprised of the following at December 31 (in thousands):

                                                                                          2006         2005
                                                                                         ------       ------
         Notes payable to various TRMS shareholders at a fixed interest rate of 8%;
               interest is accrued and payable annually with the principal and
               unpaid accrued interest due in October 2007                                $972        $972

         Capital lease obligations payable in monthly installments of $1,301 at a fixed rate of 15.9%; final payments due at various dates through
               January 2006                                                                 --           1

         Capital lease obligations payable in monthly installments of $115 at a
                fixed rate of 1%; final payment due May 2006                                --           1

         Capital lease obligations payable in monthly installments of $3,209 at a
                fixed rate of 12%; final payment due July 2006                              --          21

         Capital lease obligations payable in monthly installments of $474 at a
                fixed rate of 9.5%; final payment due July 2009                             13          --
                                                                                          ----        ----
                                                                                           985         995
         Less current maturities                                                           977          23
                                                                                          ----        ----

                                                                                          $  8        $972
                                                                                          ====        ====

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 3 - Long-term Obligations - continued

Following is a schedule of annual minimum payments under such obligations (in thousands):

                                                                Capital            Note
               Year ending December 31,                         Leases            Payable            Total
    ---------------------------------------------------        ----------         -------            ------

                      2007                                        $  6              $972              $978
                      2008                                           6                --                 6
                      2009                                           3                --                 3
                                                                                    ----              ----
          Total minimum payments                                     15              972               987
         Less amount representing interest                           2                --                 2
                                                                  ----              ----              ----
         Net principal payments                                   $ 13              $972              $985
                                                                  ====              ====              ====


At December 31, 2006, the Company had $280,000 of restricted cash, $100,000 of which is classified as current and included in prepaid expenses and other and the remainder included in other long-term assets. The restricted cash is collateral for an irrevocable letter of credit with respect to a lease for the Company's San Rafael, California office space. The cash is held in custody by the bank that issued the letter of credit, is restricted as to withdrawal or use, and is currently invested in money market funds. In January 2007, the letter of credit was reduced to $180,000. In July 2008, the letter of credit may be cancelled and replaced by a security deposit equal to the then current monthly rent.


Note 4 - Income taxes

Income tax expense is comprised of the following for the years ended December 31 (in thousands):

                                                    2006          2005
                                                   ------       -------

         Federal - deferred                        $(150)        $  --
         State - current                             (11)          (14)
                                                   -----         -----

                 Total                             $(161)        $ (14)
                                                   =====         =====

Income tax expense reconciled to the tax computed at the statutory federal rate was as follows for the years ended December 31 (in thousands):

                                                         2006     2005
                                                       -------   ------

         Tax benefit at statutory rate                  $ 380    $  30
         State income taxes                               (11)     (14)
         State income tax benefit                          40       --
         Non-deductible expenses                          (16)     (15)
         Other                                             20      (20)
         (Increase) decrease in valuation allowance      (574)       5
                                                        -----    -----
              Total                                     $(161)   $ (14)
                                                        =====    =====

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 4 - Income taxes - continued

The components of deferred taxes are as follows at December 31 (in thousands):

                                                      2006       2005
                                                   --------    --------
         Deferred tax assets:
             Intangible assets                      $    14    $    17
             Accrued liabilities                         78         94
             Allowance for doubtful accounts             24         36
             Stock based compensation                   121         66
             Net operating loss carryforwards         1,431      1,054
                                                    -------    -------
                  Total deferred tax assets           1,668      1,267
         Deferred tax liabilities:
             Depreciation                                28         51
                                                    -------    -------
                                                      1,640      1,216

         Valuation allowance                         (1,640)    (1,066)
                                                    -------    -------

                                                    $    --    $   150
                                                    =======    =======

At December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4.1 million and $700,000, respectively, available to offset future income which expire in 2018 through 2026. Utilization of these carryforwards could be limited due to a change of control in Company ownership as defined by the Internal Revenue Code
Section 382.

The valuation allowance was increased by $574,000 for 2006 and decreased by $5,000 for 2005. Realization of deferred tax assets is primarily dependent upon the Company reporting taxable income prior to expiration of net operating losses. At December 31, 2005, the Company had net deferred income tax assets of $150,000, which were the result of an income tax benefit recorded in the prior year, and which represented a portion of its net operating loss carryforwards that Company management determined was more likely than not to be realized by offsetting future taxable income. During the fourth quarter of 2006, the Company recognized income tax expense of $150,000 as a result of increasing the deferred tax valuation allowance, such that the allowance is in the full amount of deferred tax assets.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 5 - Commitment and Contingencies - continued

The Company conducts a portion of its operations in leased facilities under operating lease agreements. Various leases provide for payment of taxes and other expenses by the Company. Rent expense for leased facilities approximated $906,000 and $830,000 for 2006 and 2005, respectively. The following is a schedule of minimum annual rental payments under such operating leases, which expire at various dates through April 2010 (in thousands):

                   Year ending December 31,
                             2007                         $     699
                             2008                               361
                             2009                               263
                             2010                                77
                                                          ---------

                Total minimum payments required           $  1,400
                                                          =========

The Company from time to time is involved in certain legal matters arising during the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's financial position or results of operations.

In December 2006, the Company entered into a three-year employment agreement with its Chief Executive Officer. The employment agreement provides for an initial annual salary of $250,000 and may include a bonus. In the event employment is terminated by the Company without cause, the officer will be entitled to a severance payment of 50% of annual compensation. The officer is also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

In June 2004, the Company entered into employment agreements with its President and Chief Financial Officer, which provide for initial annual salaries of $150,000 and $135,000, respectively. Each agreement has a term of three years and provides that the compensation will include a base and may include a bonus. In the event that employment is terminated by the Company without cause, they will be entitled to a severance payment of 50% of annual compensation. The officers are also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

Note 6 - Stock-based compensation

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

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 6 - Stock-based compensation - continued

In 2005, the Company established the 2005 Stock Incentive Plan (the "2005 Plan") under which 5 million shares have been reserved for issuance as incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. Not more than 2.5 million shares may be used for restricted stock awards and restricted stock units. In 2005, the Company began granting employees restricted stock awards in addition to stock options. The stock award program offers employees the opportunity to earn shares of stock over time rather than options that give employees the right to purchase stock at a set price. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. The restricted stock unit awards require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years.

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

Stock options to purchase the Company's common stock are granted at prices at the fair market value on the date of grant. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. Prior to the adoption of SFAS No. 123(R), the effect of forfeitures was not included as a compensation expense assumption and was not material.

The fair value of option grants with service conditions are estimated using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. While estimates of fair value and the associated charge to earnings may materially affect the Company's results of operations, it has no impact on cash flow. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase in the market price above the grant price of the Company's stock. Such an increase in stock price would benefit all shareholders commensurately.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future option holder behavior. Expected stock price volatility is based exclusively on historical volatility of the Company's common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not have any plans to pay any dividends in the future.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 6 - Stock-based compensation - continued

The assumptions used to value option grants for the years ended December 31, 2006 and 2005 are as follows:

                                             Year ended December 31,
                                        ----------------------------------
                                             2006              2005
                                        ----------------  ----------------

         Expected life (in years)         2.5 to 6.25           4.0
         Volatility                        74 - 113%           125%
         Risk free interest rate          4.6 - 5.1%        3.7 - 4.2%
         Dividend yield                        -                 -


On December 11, 2006, the Company's Board of Directors granted performanced-based stock options to its Chief Executive Officer. The stock options were granted in four tranches that vest only if the average closing price of the Company's common stock over a preceding 20-day period hits the relevant target price for that tranche within 10 years from the date of grant. The fair value and derived service periods were determined by a third party valuation expert using a Monte Carlo model to simulate the Company's stock prices for the performance period with the following assumptions: expected volatility of approximately 75%; risk-free interest rate of 4.56%; expected life of 10 years; and, a zero percent dividend yield.

The following table sets forth the summary of option activity under our stock option plans for the year ended December 31, 2006:

                                                                   Weighted
                                                                    average           Weighted           Aggregate
                                                  Number of        exercise           remaining          intrinsic
                                                   shares            price         contractual life        value
                                                --------------    ------------    -------------------   -------------
    Outstanding at beginning of year                3,789,867       $   0.22
    Granted                                         2,549,167           0.30
    Forfeited                                        (108,167)          0.21
    Exercised                                        (140,450)          0.11
                                                --------------    ------------

    Outstanding at end of year                      6,090,417       $   0.26          6.7 years         $ 531,000
                                                ==============    ============    ===================   =============

    Options vested or expected to vest at
      end of year                                   4,774,122       $   0.25          6.1 years         $ 451,000
                                                ==============    ============    ===================   =============

    Options exercisable at end
      of year                                       3,152,817       $   0.24          4.6 years         $ 353,000
                                                ==============    ============    ===================   =============


The weighted average grant date fair value per share of options granted in 2006 and 2005 was $.30 and $.22, respectively.

The aggregate intrinsic value is based on the Company's closing stock price of $0.33 as of the last business day of the year ended December 31, 2006, which would have been received by the optionees had all in-the-money options been exercised on that date. As of December 31, 2006, total unrecognized stock-based compensation expense related to unvested stock options was approximately $484,000, which is expected to be recognized over a weighted average period of approximately 2 years. The aggregate fair value of vested options outstanding as of December 31, 2006 was $762,000.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 6 - Stock-based compensation - continued

Following is a summary of the Company's stock options outstanding at December 31, 2006:

                             Outstanding options                                       Options exercisable
  --------------------------------------------------------------------------    ----------------------------------
                                          Weighted          Weighted                                 Weighted
                                          average       average remaining                            average
   Exercise price          Number          price         contractual life          Number         exercise price
  ------------------    -------------    -----------    --------------------    -------------    -----------------
  $  .04 - $  .25          2,894,000        $  0.19          5.5 years            2,386,900           $   0.19
  $  .26 - $  .50          2,971,417        $  0.30          8.1 years              559,667           $   0.34
  $  .51 - $  .61            225,000        $  0.59          2.8 years              206,250           $   0.60
                        -------------                                           -------------
                           6,090,417        $  0.26          6.7 years            3,152,817           $   0.24
                        =============                                           =============


The following table sets forth the summary of restricted stock activity under our 2005 Plan for the year ended December 31, 2006:

                                                                                         Weighted
                                                                                          average
                                                                         Number of    grant-date fair
                                                                          shares           value

    Restricted shares outstanding at beginning of year, nonvested         40,313          $   .32
    Granted                                                               25,000              .30
    Vested                                                                (7,000)             .32
    Forfeited                                                            (15,000)             .33
                                                                         -------          -------

    Restricted shares outstanding at end of year, nonvested               43,313          $   .31
                                                                         =======          =======


The following shares of common stock have been reserved for issuance under the Company's stock-based compensation plans as of December 31, 2006:

                                                                 1998 Plan         2005 Plan            Total
                                                              ---------------    --------------    ---------------
    Outstanding share based compensation awards                 5,790,417            300,000          6,090,417
    Underlying shares available for grant                         648,311          4,647,000          5,295,311
                                                              ---------------    --------------    ---------------

   Total                                                        6,438,728          4,947,000         11,385,728
                                                              ===============    ==============    ===============


Total stock-based compensation expense recognized in the consolidated statement of operations is as follows (in thousands):

                                                          Years ended December 31,
                                                      ---------------------------------
                                                           2006              2005
                                                      ---------------   ---------------

    Stock option expense                                $     160         $     190
    Restricted stock expense                                    3                 1
                                                      ---------------   ---------------

    Total stock-based compensation expense              $     163         $     191
                                                      ===============   ===============

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 6 - Stock-based compensation - continued

Prior to January 1, 2006, the Company accounted for all employee awards granted on or after January 1, 2003 using the fair value recognition provision of SFAS No. 123. The following table illustrates the effect on net loss and net loss per share for 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to all employee awards (in thousands, except net loss per share):

    Net loss, as reported                                                                             $    (102)
    Add: Stock-based employee compensation expense included in
         reported net loss                                                                                  191
    Deduct:  Total stock-based employee compensation expense determined under fair value method
        for all awards, net of related tax effects                                                         (199)
                                                                                                    ----------------
    Pro forma net loss                                                                                $    (110)
                                                                                                    ================

    Net loss per share:
        Basic and diluted - as reported                                                               $       --
                                                                                                    ================
        Basic and diluted - pro forma                                                                 $       --
                                                                                                    ================

Note 7 - Retirement Plan

The Company has adopted a salary deferral retirement plan, or 401(k) plan. The plan covers all employees who meet the plan's eligibility requirements. The Company can make discretionary contributions to the plan. No contributions were made by the Company for 2006 and 2005.

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 8 - Segment Reporting

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

                                                         LION               TRMS            Consolidated
                                                      -------------      -----------      ----------------
   Year ended December 31, 2006:
          Revenues from external customers            $   8,017          $   5,685            $  13,702
          Revenues from internal customers                3,677                 --                   --
          Operating loss                                 (1,168)               (86)              (1,254)
          Depreciation and amortization                     433                 12                  445
          Capital expenditures                              139                  2                  141
          Goodwill                                          274              2,316                2,590
          Total assets                                    5,265              3,222                8,487

    Year ended December 31, 2005:
          Revenues from external customers            $   9,300          $   6,489            $  15,789
          Revenues from internal customers                3,783                 --                   --
          Operating income (loss)                          (389)               300                  (89)
          Depreciation and amortization                     512                 21                  533
          Capital expenditures                              397                 50                  447
          Goodwill                                          274              2,316                2,590
          Total assets                                    6,174              3,515                9,689

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 8 - Segment Reporting - continued

The Company's product groupings are comprised of Leads, Loans, and Capital Markets. Revenues for 2006 and 2005 were as follows (in thousands):

                                           2006          2005
                                         -------       -------

         Leads                           $ 1,870       $ 1,781
         Loans                             5,723         6,764
         Capital Markets                   6,109         7,244
                                         -------       -------
              Total revenues             $13,702       $15,789
                                         =======       =======


The Leads product grouping consists of the Company's Mortgage 101 product, which generates revenues from LION's subscription and pay-per-lead based lead programs along with broker ad banner programs.

The Loans product grouping consists of LION Pro, Retail Websites, and LockPoint Xtra(R). LION Pro revenues are comprised of LION Pro Corporate, LION Pro Individual, and lenders who participate in the underlying database. Retail Website revenues consist of site development and hosting fees. LockPoint Xtra(R) revenues which include Precision MTS are generated from implementation fees with new customers, recurring monthly billings based on locked loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

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

                            LION, Inc. and Subsidiary
                   Notes to consolidated financial statements
                           December 31, 2006 and 2005

Note 9 - Quarterly Financial Data (Unaudited)

Following is a summary of unaudited quarterly results of operations in 2006 and 2005 (in thousands, except income per share):

                                                                                        Net        Net
                                                                                       income     income
                                                                                       (loss)      per
                                                             Operating       Net      per basic   diluted
Fiscal Year ended                                             Income       Income      common    common
December 31, 2006:                           Revenues         (Loss)       (Loss)      Share      Share
                                             --------         ------       ------      -----      -----
First Quarter                              $    3,533        $  (198)     $  (186)    $    -       $ --
Second Quarter                             $    3,537        $  (557)     $  (535)    $ (.01)      $ --
Third Quarter                              $    3,327        $  (240)     $  (215)    $ (.01)      $ --
Fourth Quarter                             $    3,305        $  (259)     $  (384)    $ (.01)      $ --

Fiscal Year ended
December 31, 2005:

First Quarter                              $    4,041        $  (137)     $  (149)    $    -       $- -
Second Quarter                             $    3,999        $  (173)     $  (179)    $    -       $- -
Third Quarter                              $    4,020        $   212      $   213     $  .01       $.01
Fourth Quarter                             $    3,729        $     9      $    13     $    -       $ --



Note 10 - Subsequent Event

         On March 26, 2007, LION accepted the resignation of Randall D. Miles, its Chairman and Chief Executive Officer, effective as of April 1, 2007 (the "Resignation Date"). Until the Resignation Date, LION will continue to pay Mr. Miles the salary and benefits contemplated under the employment agreement he entered into with the Company on December 11, 2006. After the Resignation Date, for a six-month term Mr. Miles will provide certain consulting services to the Company. During the six-month consulting period LION will provide to Mr. Miles compensation in an amount equal to Miles' salary under his employment agreement and continued coverage of certain employee benefits.

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

ITEM 8B.   OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Set forth below is information concerning our directors, executive officers and other key employees as of the date of filing this report. For changes effective as of April 1, 2007, see below under Item 10 - "Departure of Directors or Officers; Appointment of Officers."

           NAME                                AGE         POSITION
           ----                                ---         --------
    DIRECTORS:
    Randall D. Miles (3)                       50         Chairman, Director
    John A. McMillan (2) (3)                   75         Director
    Griffith J. Straw (2)                      58         Director
    James D. Russo (1) (2)                     60         Director
    David Stedman                              57         Director
    J.C. "Tuck" Marshall (1)                   60         Director
    Sam Ringer                                 47         Director

    EXECUTIVE OFFICERS:
    Randall D. Miles                           50         CEO
    David Stedman                              57         President
    Steve Thomson                              54         CFO, Corporate
                                                          Secretary, Treasurer


     (1)  Member of the Audit Committee

     (2)  Member of the Compensation Committee

     (3)  Member of Nominating Committee

           All directors were elected at the Annual Meeting held June 23, 2005. Directors hold office until the next annual meeting or until their successors have been elected and qualified. Directors Randall Miles, CEO, and David Stedman, President, are full-time employees of the Company. The other directors devote only such time as may be necessary to our business and affairs. There are no family relationships among any of the directors or executive officers of the Company. Following is a discussion of the business background of each director and executive officer.

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

         JAMES D. RUSSO has been a director since August 2004. Since 2001, Mr. Russo has served as the Executive Director Finance of Advancis Pharmaceutical Corporation. He has over 25 years of executive financial and operational management experience with US and international based businesses in the pharmaceutical, engineering, environmental consulting and banking industries. Mr. Russo has been CFO of public and privately held companies and is a founding director of Cardinal Financial Corporation since 1997. Mr. Russo also serves as a trustee of TESST College of Technology and is a graduate of the University of Maryland.

         DAVID STEDMAN has been a director since August 2002 and has served as President since June 2005. Previously, Mr. Stedman served as President of LION from January 2001 to December 2003, as Chief Executive Officer from August 2002 to December 2003, and as Co-President from December 2003 to May 2005. Mr. Stedman joined LionInc.com, the former subsidiary of LION, in May 1999 as Vice President of Marketing and Sales. He served as its COO from January 2000 and as its President from October 2000 until its merger with the Company. Mr. Stedman has over 20 years of marketing experience that includes expertise in market analysis, systems development, strategic and market planning, identity creation, advertising and public relations. From 1989 to 1999 Mr. Stedman was a Vice President/Director of Marketing for Safeco Properties, a real estate development subsidiary of Safeco Insurance.

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

         SAM RINGER has been a director of the Company since 1989. From March 2000 to January 2001, he served as Chief Technology Officer of LionInc.com. He served as Chief Executive Officer of LionInc.com from February 1999 to March 2000, and as its President from 1997 to March 2000, and during the period from 1991 through 1995. Mr. Ringer was co-founder, co-architect and author of the LION loan search software. He received his training as a computer engineer and programmer in Spokane, WA at Spokane Falls Community College and Gonzaga University. Prior to his tenure with the Company, Mr. Ringer served for two years as a mortgage broker at MorNet Mortgage, a Seattle mortgage brokerage firm.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

         We believe that there has been compliance with all Section 16(a) filing requirements applicable to our officers, directors and ten-percent beneficial owners; except that Jack McMillan inadvertently failed to report one stock purchase made during 2001, but reported the transaction on his 2007 Form 5; and Griffith Straw failed to timely file a Form 4 covering one transaction, but did subsequently report this transaction on a Form 4.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our executive officers, including financial officers and other finance organization employees. The Code of Ethics is publicly available on the investor relations portion of our website at www.lionmts.com. Our Board did not grant any waivers of any ethics policies in fiscal 2006 to our directors or executive officers. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. The charters of the Audit, Compensation and Nominating Committees are also available at the same website address.

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

         The Audit Committee consists of Messrs. Russo and Marshall. Both members of the Audit Committee are "independent" as defined by Rule 4200 of the NASDAQ Marketplace Rules. Our Board believes each Audit Committee member has sufficient experience and knowledge in financial and auditing matters to effectively serve and carry out the duties and responsibilities of the Committee. In addition, the Board has determined that Mr. Russo is an "audit committee financial expert," as that term is defined by Securities and Exchange Commission rules, which is basically limited to those who have prepared, audited, or directly supervised the audit of comparable public company financial statements.

         COMPENSATION COMMITTEE. The Compensation Committee reviews retirement and benefit plans and salaries and incentive compensation to be provided to our executive personnel, employees, and consultants, and recommends appropriate compensation and benefit levels. The Compensation Committee also administers our current stock option and equity incentive plans, including the approval of grants and options under the plans to our employees, consultants and directors and, in general, oversees general policy matters relating to our various compensation plans, including payroll, option, stock, medical and bonus plans. The Compensation Committee consists of Messrs. Straw, Russo and McMillan, each of whom is considered independent as defined by Rule 4200 of the NASDAQ Marketplace Rules.

         NOMINATING COMMITTEE. The Nominating Committee is responsible for identifying and recommending to the Board of Directors qualified nominees to become board members and considers shareholder recommendations for nominees to fill Board positions if such recommendations are received. The Nominating Committee also recommends to the Board of Directors regarding the size and composition of the Board as well as carrying out the duties set forth in the LION Nominating Committee Charter. The Nominating Committee consists of Messrs. Miles and McMillan. Only Mr. McMillan is considered independent as defined by Rule 4200 of the NASDAQ Marketplace Rules. Mr. Miles is not considered independent because he is an executive officer of LION.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides summary information about compensation expensed or accrued by the Company during the fiscal year ended December 31, 2006 for (a) our Chief Executive Officer, (b) the next two most highly compensated executive officers serving at the end of the fiscal year ended December 31, 2006, and (c) up to two additional individuals for whom disclosure would have been provided but for the fact that they were not serving as executive officers at the end of fiscal 2006 (collectively, the "named executive officers"):

                           SUMMARY COMPENSATION TABLE*

                                                                                     Option
              NAME AND PRINCIPAL POSITION                 Year       Salary         Awards(2)     Total
              ---------------------------                -------   ---------       -----------   --------
Randall D. Miles, CEO                                     2006     $ 239,619(1)      $ 71,247    $ 310,866

David Stedman, President                                  2006     $ 182,705         $ 27,301    $ 210,006

Steve Thomson, CFO                                        2006     $ 167,698                -    $ 167,698

----------------
 (*) Columns in the Summary Compensation Table that were not relevant to the compensation paid to the named executive officers were omitted.

(1) Mr. Miles also contributed a portion of his salary to the Company's 401(k) savings plan. Salary includes payments made to the named executive officers for forfeited vacation time

((2)) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to each of the named executives, in 2006 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the relevant assumptions used in calculating grant date fair value with respect to the 2006 grants, refer to note 6 of the Consolidated Financial Statements included in this Form 10-KSB. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives. The actual value that will be recognized by Mr. Miles will depend on whether the market price of LION's common stock achieves certain specified levels.


NARRATIVE TO SUMMARY COMPENSATION TABLE

         EMPLOYMENT AGREEMENTS. During 2006, three named executive officers were employed pursuant to agreements with LION. Each employment agreement sets forth, among other things, the officer's base salary, bonus opportunities, entitlement to participate in our benefit plans and to receive equity awards, and post-termination benefits and obligations. The employment agreements provide that each executive is entitled to four weeks paid vacation, use of cell phone and wireless connectivity, and reimbursement of business expenses. The employment agreements also provide for severance benefits upon termination of employment as a result of death or permanent disability, termination by the Company without cause, termination by the executive for cause, or termination in connection with a change in control. If the Company terminates the agreement for cause, or the executive terminates the agreement other than for cause, the executive will be entitled to receive his salary only through the effective date of termination. "Cause" for the executive includes another entity or person becoming the majority owner of the Company through a hostile takeover or the election of a slate of directors, a majority of which were not recommended by the existing directors and management prior to the vote. Unless entitled to severance benefits, the executive's accrual of, or participation in plans providing for benefits will cease at the effective date of termination, provided however, that the executive will have the right to continue coverage under the Company's group health plans as provided by the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA").

         Our original 2003 employment agreement with Randall D. Miles, our CEO, had an initial term that expired in December 2006. In December 2006, the Company entered into a renewed three-year employment agreement with Mr. Miles ("Miles Employment Agreement"). Mr. Miles is paid an annual salary of $250,000. In the event Mr. Miles is terminated without cause or within one year of a change in control (as defined below), he will be entitled to a severance benefit equal to 6 months of his then current compensation. In order to be eligible to receive a severance benefit, Mr. Miles must first sign a full waiver and release of claims against LION and its directors, officers, employees, and affiliates. Mr. Miles is also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

      "Change of Control" of the Company has the meaning set forth in Section 409A of the Internal Revenue Code, and includes each and all of the following occurrences:

            (i) The stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent company) more than fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity, or its parent company, outstanding immediately after such merger or consolidation, or the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets.

            (ii) The acquisition by any person as beneficial owner, directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company's then outstanding voting securities.

            (iii) A change in the composition of the Board of Directors of the Company, a majority of which were not endorsed by a majority of the members of the corporation's board of directors prior to the date of the appointment or election.

         Mr. Miles was awarded two million (2,000,000) stock options, which become exercisable, if at all, if the market price of LION's common stock achieves certain specified levels, based on the 20-day trailing trading price. The options are divided into four tranches. The first 200,000 options vest if the 20-day trailing trading price is $.40 per share, the next 400,000 options vest at $.50 per share, the third tranche of 600,000 options vest at $.65 per share, and the last 800,000 options vest if the 20-day trailing trading price is $.80 per share. The options are exercisable only during the term of Mr. Miles employment, provided however, that if Mr. Miles is terminated without cause, he will have a period of six (6) months following termination of employment to exercise the vested options. In the event of a change in control, the remaining unvested options granted to Mr. Miles will immediately vest, provided that such immediate vesting shall be limited to a maximum of one million (1,000,000) options.

         In June 2004, the Company entered into renewed three-year employment agreements with David Stedman, its President, and Steve Thomson, its CFO. Each employment agreement specifies a minimum level of base salary for the executive, but gives the Compensation Committee authority to increase the executive's base salary from time to time. The initial base salaries for Mr. Stedman and Mr. Thomson were $150,000 and $135,000, respectively. The base salaries were increased in February 2005 and in February 2006, such that the current base salaries are $162,700 and $153,000, respectively. Each agreement provides that the compensation may include a bonus. In the event that employment is terminated by the Company without cause, the executives will be entitled to a severance payment equal to 50% of their annual compensation. They are also entitled to receive, at the Company's expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

DEPARTURE OF DIRECTORS OR OFFICERS; APPOINTMENT OF OFFICERS

         On March 26, 2007, LION accepted the resignation of Randall D. Miles, its Chairman and Chief Executive Officer, effective as of April 1, 2007
(the "Resignation Date"). Until the Resignation Date, LION will continue to pay Mr. Miles the salary and benefits contemplated under the Miles Employment Agreement. After the Resignation Date, for a six-month term Mr. Miles will provide certain consulting services to the Company. During the six-month consulting period LION will provide to Mr. Miles compensation in an amount equal to Miles' salary under the Miles Employment Agreement and continued coverage of certain employee benefits.

         LION's Board of Directors has appointed David Stedman, President, as the interim Chief Executive Officer, beginning April 2, 2007, until a successor candidate is identified. Mr. Stedman is compensated in accordance with his current employment agreement with the Company as described above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END.

         The following table provides information with respect to the holdings of stock options by the named executive officers on December 31, 2006. This table includes unexercised and unvested option awards. Each stock option grant is shown separately for each named executive. The vesting schedule for each grant is shown following this table, based on the option grant date.

                                              Number of Securities Underlying
                                                    Unexercised Options
                                              ---------------------------------
                                     Option                                          Option       Option
                                      Grant                                         Exercise    Expiration
      Name                            Date       Exercisable     Unexercisable       Price         Date
      ----                           -------     -----------     -------------      --------    -----------
Randall Miles, CEO                   12/8/03      541,667           458,333     (1)  $0.18        12/08/13
                                    12/11/06          --          2,000,000     (2)  $0.28        12/11/16

David Stedman, President              2/2/01      419,500              --       (3)  $0.20          2/2/11
                                     7/14/03      300,000              --       (4)  $0.19         7/14/13

Steve Thomson, CFO                    2/2/01      273,000              --       (3)  $0.20          2/2/11


(1) 2003 option grant is comprised of two tranches of 500,000 options each. The first tranche vests 6 1/4 percent on a quarterly basis. The second tranche vests in 3 increments if the market price of the Company's common stock achieves certain levels, based on the 20-day trailing trading average. One increment of 166,667 options has already vested at a 20-day trailing trading price of $.35 per share. The second and third increments totaling 166,667 options (vesting at $.70 per share) and 166,666 options (vesting at $1.00 per share) have not vested.

(2) 2006 option grant vests if the market price of the Company's common stock achieves certain levels, based on the a 20-day trailing trading average. The first 200,000 options vest if the 20-day trailing trading price is $.40 per share, the next 400,000 options vest at $.50 per share, the third tranche of 600,000 options vest at $.65 per share, and the last 800,000 options vest if the 20-day trailing trading price is $.80 per share.

(3) 2001 option grant vests 6 1/4 percent on a quarterly basis, and 12 1/2 percent in profitable quarters.

(4)  2003 option grant vests 12 1/2 percent on a quarterly basis.

 DIRECTOR COMPENSATION

         Directors who are employees of LION receive no compensation for service on the Board. Non-employee directors receive a cash fee of $2,000 for each board meeting attended in person and a cash fee of $500 for each telephonic board meeting attended. Non-employee directors receive a cash fee of $500 for each committee meeting attended whether telephonically or in person. Non-employee directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees of the board of directors. Each new non-employee director receives a one-time grant of options to purchase 50,000 shares of common stock, exercisable at not less than the fair market value of the Company's common stock on the day of grant. Thereafter, each non-employee director receives an annual grant of options to purchase 50,000 shares of common stock upon reelection at the annual meeting of shareholders. Options have generally vested over a one-year period. Non-employee chairs of the audit and compensation committees receive an annual grant of options to purchase an additional 25,000 shares of common stock at the fair market value on the date of grant. The options and restricted shares, if any, granted to directors are subject to the terms and conditions of the 1998 Stock Option Plan or the 2005 Stock Incentive Plan.

         The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal year ended December 31, 2006 by the non-employee directors.

                                                              Fees Earned
                                                              or Paid in          Option
                         Name                                    Cash             Awards*            Total
--------------------------------------------------------    ----------------    ----------        -------------
John A. McMillan                                              $   7,000         $ 6,584    (1)       $13,584

Griffith J. Straw                                             $  14,388         $ 9,875    (2)       $24,263

James D. Russo                                                $  18,000         $ 9,875    (3)       $27,875

JC (Tuck) Marshall                                            $  16,971         $ 6,584    (4)       $23,555

Sam Ringer                                                    $   8,000         $ 6,584    (5)       $14,584

* For a discussion of the relevant assumptions used in calculating grant date fair value with respect to the 2006 grants, refer to Note 6 of the Consolidated Financial Statements included in this Form 10 - KSB.

(1) Options totaling 50,000 shares were granted during 2006. Options totaling 137,500 shares were outstanding at December 31, 2006.

(2) Options totaling 75,000 shares were granted during 2006. Options totaling 253,750 shares were outstanding at December 31, 2006.

(3) Options totaling 75,000 shares were granted during 2006. Options totaling 268,750 shares were outstanding at December 31, 2006.

(4) Options totaling 50,000 shares were granted during 2006. Options totaling 470,417 shares were outstanding at December 31, 2006.

(5) Options totaling 50,000 shares were granted during 2006. Options totaling 100,000 shares were outstanding at December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

FIVE PERCENT OWNERS OF COMPANY STOCK

The following table sets forth information as to those holders, other than directors and executive officers of the Company, known to LION to be the beneficial owners of more than 5% of the outstanding shares of Common Stock as of December 31, 2006.

                                               Shares              Percent
Name and Address                            Beneficially           of Voting
of Beneficial Owner                            Owned              of Shares
-------------------                        --------------       --------------

Continental Advisors LLC (1)                 2,814,508              7.29%
227 West Monroe Street, Suite 5050 Chicago,
IL 60606
Chicago, IL 60606


(1) Based on a Schedule 13G filed on February 13, 2007, Continental Advisors LLC and David P. Purcell have shared power to vote and dispose of the shares.


STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of December 31, 2006 of the Company's common stock by (a) each director or director nominee of the Company, (b) each of the named executive officers, and (c) all directors and executive officers of the Company as a group.

                                              Shares (2)          Percent (3)
Name and Address (1)                        Beneficially           of Voting
of Beneficial Owner                            Owned               of Shares
-------------------                        --------------       --------------

DIRECTORS AND EXECUTIVE OFFICERS:

John A. McMillan                             1,974,050  (4)         5.10%
J.C. (Tuck) Marshall                           675,417  (5)         1.73%
Sam Ringer                                   1,948,920  (6)         5.04%
David Stedman                                1,219,500  (7)         3.10%
Steve Thomson                                1,101,500  (8)         2.83%
Randall D. Miles                               665,117  (9)         1.70%
Griffith J. Straw                              284,700 (10)           *
James Russo                                    271,250 (11))          *

All directors and executive officers as
  a group (8 persons)                        8,140,454             19.74%


* Less than one percent.

(1) Except as noted below, the business address of the directors and executive officers is c/o LION, Inc., 4700-42nd Avenue SW, Suite 430, Seattle, WA 98116.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of December 31, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Percentage of beneficial ownership is based upon 38,614,272 voting shares of common stock outstanding as of December 31, 2006.

(4) Includes 1,335,550 shares held by the John A. & Alexandra McMillan Living Trust, 112,500 underlying shares of vested stock options and 6,000 shares owned by spouse.

(5) Includes 445,417 underlying shares of vested stock options.

(6) Includes 75,000 underlying shares of vested stock options.

(7) Includes 719,500 underlying shares of vested stock options.

(8) Includes 273,000 underlying shares of vested stock options.

(9) Includes 541,667 underlying shares of vested stock options.

(10) Includes 216,250 underlying shares of vested stock options.

(11) Includes 231,250 underlying shares of vested stock options.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table gives information about equity awards under the Company's 1998 Stock Option Plan or the 2005 Stock Incentive Plan and the individual equity arrangements as of December 31, 2006.

                                                  (a)                     (b)                       (c)

                                                                                                   Number of
                                               Number of                                         securities
                                            securities to be                                 available for future
                                              issued upon            Weighted-average       issuance under equity
                                              exercise of           exercise price of         compensation plans
                                              outstanding              outstanding          [excluding securities
                                           options, warrants        options, warrants        reflected in column
            Plan category                      and rights               and rights                   (a)]
--------------------------------------    ---------------------    ---------------------    -----------------------
Equity compensation plans approved
by security holders (1)                           6,090,417                  $.26                   5,295,311
Equity compensation plans not
approved by security holders                             --                    --                          --
                                          ---------------------    ---------------------    -----------------------
Total                                             6,090,417                  $.26                   5,295,311
                                          =====================    =====================    =======================

(1) The Company maintains the 1998 Stock Option Plan pursuant to which it may grant options to eligible persons and the 2005 Stock Incentive Plan pursuant to which it may grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to eligible persons.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         LION is not aware of any transaction entered into since January 1, 2006, or currently proposed, in which a related person had, or will have, a direct or indirect material interest

DIRECTOR INDEPENDENCE

         Our common stock is not listed on a national securities exchange which requires that a majority of our Board must be "independent directors" according to independence standards established by the exchange. In determining whether our directors or the members of a specific committee of the board of directors are independent, we have utilized the definition of "independent" as defined by Rule 4200 of the NASDAQ Marketplace Rules. Following is a list of our independent directors as of the date of this Form 10-KSB:

   John A. McMillan
   Griffith J. Straw
   James D. Russo
   J.C. "Tuck" Marshall


For an identification of members of committees of the board of directors, including each director that is not independent, see Item 9 above, under "INFORMATION REGARDING THE BOARD AND ITS COMMITTEES."

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

10.14 Employment Agreement - Randall D. Miles, incorporated by reference to the Report on Form 8-K filed December 14, 2006.

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to Grant Thornton (audit and non-audit)

         The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2006 and 2005, and fees billed for other services rendered by Grant Thornton LLP during those periods.

                  Fee Category               2006                2005
--------------------------------- ----      ---------         ----------

         Audit fees                         $139,413           $114,457
         Audit - related fees                     --                 --
         Tax fees                             37,649             24,769
         All other fees                        7,245             32,407
                                            --------           --------
                                            $184,307           $171,633
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

ALL OTHER FEES. Fees in 2006 relate to reviews of various SEC correspondence. Fees in 2005 relate to Sarbanes-Oxley Section 404 compliance work and reviews of various SEC correspondence.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on March 30, 2007.

                                   LION, INC.
                                  -------------
                                  (Registrant)

                          By:   /s/ Randall D. Miles
                                --------------------
                                Randall D. Miles
                                CEO

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                                     TITLE                         DATE
           ---------                                     -----                         ----
    /s/ Randall D. Miles                 Chairman of the Board and CEO            March 30, 2007
    /s/ John A. McMillan                 Director                                 March 30, 2007
    /s/ David Stedman                    Director and President                   March 30, 2007
    /s/ J.C. (Tuck) Marshall             Director                                 March 30, 2007
    /s/ Griffith J. Straw                Director                                 March 30, 2007
    /s/ Sam Ringer                       Director                                 March 30, 2007
    /s/ James D. Russo                   Director                                 March 30, 2007
    /s/ Steve Thomson                    CFO                                      March 30, 2007
    /s/ Chris Johnson                    Controller                               March 30, 2007

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

10.14 Employment Agreement - Randall D. Miles, incorporated by reference to the Report on Form 8-K filed December 14, 2006.

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