Form 10QSB
period 2007-03-31
LION INC/WA
filed 2007-05-15
CIK 941179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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


         As of May 7, 2007, there were 38,624,272 shares of the Company's common stock outstanding.

         Transitional Small Business disclosure Format (check one):
                                                                  Yes |_| No |X|


================================================================================

                                   LION, Inc.
                                  Form 10 - QSB
                      For the Quarter Ended March 31, 2007


                                                                           PAGE
                                                                          NUMBER
                                     INDEX

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets at March 31, 2007
           (unaudited) and December 31, 2006                                 3

           Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2007 and 2006 (unaudited)            4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2007 and 2006 (unaudited)            5

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                       6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        14

Item 3     Controls and Procedures                                          29

PART II    OTHER INFORMATION

Item 6     Exhibits                                                         30

           Signatures                                                       31

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            LION, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                          March 31,
                                                                                             2007                  December 31,
                                                                                         (Unaudited)                  2006
                                                                                    -----------------------     -----------------
Current assets
    Cash and cash equivalents                                                                 $2,004                 $2,587
    Short-term investments - available for sale securities                                       900                    900
    Accounts receivable, less allowance for doubtful accounts of
       $136 and $67 in 2007 and 2006, respectively                                             1,556                  1,101
    Prepaid expenses and other                                                                   388                    530
                                                                                              ------                 ------

         Total current assets                                                                  4,848                  5,118

Property and equipment, net                                                                      907                    555
Goodwill                                                                                       2,590                  2,590
Other assets                                                                                     224                    224
                                                                                              ------                 ------

                                                                                              $8,569                 $8,487
                                                                                              ======                 ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                          $   400                $   162
    Accrued salaries and benefits                                                                 760                    708
    Accrued liabilities                                                                           399                    267
    Current maturities of long-term obligations                                                   977                    977
    Deferred revenue                                                                              922                    631
                                                                                              -------                -------

         Total current liabilities                                                              3,458                  2,745

Long-term obligations, less current maturities                                                      7                      8
                                                                                              -------                -------
             Total liabilities                                                                  3,465                  2,753
                                                                                              -------                -------

Commitments and contingencies                                                                       -                      -

Stockholders' equity
    Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
       none issued or outstanding                                                                   -                      -
    Common stock, par value $.001 per share; authorized 50,000,000 shares;
       38,624,272 and 38,614,272 issued and outstanding, respectively                              39                     39
    Additional contributed capital                                                             14,304                 14,269
    Accumulated deficit                                                                        (9,239)                (8,574)
                                                                                              -------                -------
                                                                                                5,104                  5,734
                                                                                              -------                -------

                                                                                              $ 8,569                $ 8,487
                                                                                              =======                =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            LION, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                 Three months ended March 31,
                                                                                             --------------------------------------
                                                                                                     2007                 2006
                                                                                              -----------------     ---------------

Revenues                                                                                           $  3,164             $  3,533
                                                                                                   --------             --------

Expenses
    Direct costs                                                                                      1,539                1,525
    Selling and marketing                                                                               501                  565
    General and administrative                                                                        1,148                  927
    Research and development                                                                            559                  592
    Depreciation and amortization                                                                        98                  122
                                                                                                   --------             --------
                                                                                                      3,845                3,731
                                                                                                   --------             --------

         Operating loss                                                                                (681)                (198)

Other income (expense)
    Interest expense                                                                                    (19)                 (20)
    Interest income and other                                                                            39                   35
                                                                                                   --------             --------

         Loss before income tax                                                                        (661)                (183)

    Income tax expense                                                                                   (4)                  (3)
                                                                                                   --------             --------

         Net loss                                                                                  $   (665)            $   (186)
                                                                                                   ========             ========

Net loss per common share - basic and diluted                                                      $   (.02)            $      -
                                                                                                   ========             ========

Weighted average number of shares - basic and diluted                                                38,616               38,463
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

                            LION, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                               Three months ended March 31,
                                                                                          ------------------------------------
                                                                                                2007                 2006
                                                                                          ----------------     ----------------

Cash flows from operating activities
    Net loss                                                                                   $  (665)            $  (186)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities
          Depreciation and amortization                                                             98                 122
          Change in allowance for doubtful accounts                                                 36                 (14)
          Stock options and restricted stock expense                                                33                  27
          Changes in assets and liabilities
              Accounts receivable                                                                 (491)               (379)
              Prepaid expenses and other                                                           142                 (79)
              Accounts payable                                                                     238                  53
              Accrued salaries and benefits                                                         52                  68
              Accrued liabilities                                                                  132                 106
              Deferred revenue                                                                     291                 291
                                                                                               -------             -------
                  Net cash provided by (used in) operating activities                             (134)                  9
                                                                                               -------             -------

Cash flows from investing activities
    Capitalized software development costs                                                        (122)                  -
    Purchases of property and equipment                                                           (328)                (32)
                                                                                               -------             -------
                  Net cash used in investing activities                                           (450)                (32)
                                                                                               -------             -------

Cash flows from financing activities
    Payments on long-term obligations                                                               (1)                (10)
    Proceeds from issuance of common stock on exercise of
        stock options                                                                                2                   -
                                                                                               -------             -------
                  Net cash provided by (used in) financing activities                                1                 (10)
                                                                                               -------             -------

Net decrease in cash and cash equivalents                                                         (583)                (33)
Cash and cash equivalents at beginning of period                                                 2,587               3,371
                                                                                               -------             -------
Cash and cash equivalents at end of period                                                     $ 2,004             $ 3,338
                                                                                               =======             =======

Supplemental cash flow information and non-cash investing and financing activities:
          Cash paid for interest                                                               $     -             $     1
          Cash paid for income taxes                                                           $     1             $     -







              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2007

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

INTERIM FINANCIAL STATEMENTS - The unaudited condensed consolidated financial statements and related notes are presented in accordance with the instructions for interim financial statements in Rule 310(b) of Regulation S-B, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2006. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007 or for any other future interim period. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in LION's Form 10 - KSB and notes thereto for its fiscal year ended December 31, 2006.

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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2007

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

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2007

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS - The Company accounts for internally developed software costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are included in computer software in property and equipment and are amortized over three years once placed in service.

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

NET LOSS PER COMMON SHARE - Basic loss per common share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. Diluted share calculations for the three months ended March 31, 2007 and 2006 exclude options to purchase 6,053,917 and 3,969,867 shares, respectively, due to their anti-dilutive effect.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2007

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

[PG NUMBER]




                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2007

Note 1 - Description of business and summary of significant accounting policies - continued

CONCENTRATION OF CREDIT RISK - Cash is held in interest bearing or demand deposit bank accounts. Short-term investments are comprised of marketable debt securities. The Company and its subsidiary maintain cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated approximately $2.9 million at March 31, 2007. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents and short-term investments, as these deposits and investments are held by high credit quality financial institutions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. Based on Company management's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The evaluation was performed for the tax years ended December 31, 1999 and thereafter, the tax years which remain subject to examination by federal and state tax jurisdictions since the Company has net operating loss carryforwards for the tax year ended December 31, 1999. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to the Company's financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged provided financial statements, including for interim periods, for that fiscal year have not been issued. Although management is still evaluating the potential effects of SFAS No. 157, the adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" (FSP EITF 00-19-2"), which addresses an issuer's accounting and disclosures relating to registration payment arrangements. Inasmuch as the Company does not have any such registration payment arrangements, the application of the provisions of FSP EITF 00-19-2 did not have a material impact on the Company's financial position, results of operations, or cash flows.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2007

Note 1 - Description of business and summary of significant accounting policies - continued

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Although management is still evaluating the potential effects of SFAS No. 157, the adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

RECLASSIFICATIONS - Certain prior year amounts on the condensed consolidated statements of cash flows have been reclassified to conform to current year presentation.


Note 2 - Stock-based compensation

During the quarter ended March 31, 2007, restricted stock totaling 10,000 shares was granted at a fair value of $.28 per share on the date of grant. Stock-based compensation expense was $33,000 and $27,000 for the three months ended March 31, 2007 and 2006, respectively.

On December 11, 2006, the Company's Board of Directors granted performanced-based stock options to its Chief Executive Officer. The stock options were granted in four tranches that vest only if the average closing price of the Company's common stock over a preceding 20-day period hits the relevant target price for that tranche within 10 years from the date of grant. As noted in Note 4, the Chief Executive Officer resigned effective April 1, 2007. Since none of the performance-based stock options had vested nor the requisite service period met, no expense has been recorded on these options for first quarter 2007.

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2007


Note 3 - Segment reporting

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


                                                                           LION                   TRMS               Consolidated
                                                                     -----------------     ------------------     ------------------

        Three months ended March 31, 2007:
              Revenues from external customers                              $ 1,841             $ 1,323                $ 3,164
              Revenues from internal customers                                  820                   -                      -
              Operating loss                                                   (621)                (60)                  (681)

        Three months ended March 31, 2006:
              Revenues from external customers                              $ 2,081             $ 1,452                $ 3,533
              Revenues from internal customers                                  963                   -                      -
              Operating loss                                                   (157)                (41)                  (198)


A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

                                                                                                 Three months ended March 31,
                                                                                       ---------------------- --- ------------------
                                                                                               2007                       2006
                                                                                       ----------------------     ------------------

Operating loss                                                                                $(681)                      $(198)
Non-operating income (expense)                                                                   20                          15
                                                                                              -----                       -----

Net loss before tax                                                                           $(661)                      $(183)
                                                                                              =====                       =====

                            LION, Inc. and Subsidiary
              Notes to condensed consolidated financial statements
                                 March 31, 2007


The Company's product groupings are comprised of Leads, Loans, and Capital Markets and associated revenues are as follows (in thousands):

                                                                                                Three months ended March 31,
                                                                                                2007                    2006
                                                                                          -------------------     ------------------

Leads                                                                                           $  358                   $  501
Loans                                                                                            1,368                    1,501
Capital Markets                                                                                  1,438                    1,531
                                                                                                ------                   ------

     Total revenues                                                                             $3,164                   $3,533
                                                                                                ======                   ======


The Leads product grouping consists of the Company's Mortgage 101 product, which generates revenues from LION's subscription and pay-per-lead based lead programs along with consumer-facing ad banner programs.

The Loans product grouping consists of LION Pro, Retail Websites, and LockPoint Xtra(R). LION Pro revenues are comprised of LION Pro Corporate, LION Pro Individual, and lenders who participate in the underlying loan program database. Retail Website revenues consist of site development and hosting fees. LockPoint Xtra(R) revenues, which include Precision MTS, are generated from implementation fees with new customers, recurring monthly billings based on locked loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

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


Note 4 - Resignation of Chief Executive Officer

On March 26, 2007, LION accepted the resignation of Randall D. Miles, its Chairman and Chief Executive Officer, effective as of April 1, 2007 (the "Resignation Date"). After the Resignation Date, for a six-month term Mr. Miles will provide certain consulting services to the Company. It is the Company's opinion that the liability for severance was incurred at the time of the resignation, therefore, per SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," an accrual for severance totaling $125,000 was recorded for first quarter 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         Our financial performance continues to be impacted by challenging conditions in the mortgage lending markets. Higher interest rates, falling refinance activity, rising home loan delinquency and foreclosure rates, and industry pressure on sub prime lending, combined to exert pressures on the lenders and brokers we serve. Revenue for first quarter 2007 totaled $3.2 million, a decrease of 10% from $3.5 million for the same quarter in the prior year. With the exception of Precision MTS, all product lines declined as a result of continued contraction in loan origination volumes for our broker and lender customers as well as increased competition.

         In this business environment, we are continuing to promote growth by completing the product group initiatives discussed below, as well as consolidating our operations to reduce our underlying cost structure. Effective as of April 1, 2007, the Board of Directors accepted the resignation of Randall
D. Miles as Chairman and Chief Executive Officer and appointed our President, David Stedman, as Interim CEO. Mr. Jack McMillan, a long-time director of LION, has been elected Chairman of the Board. The Board of Directors has directed management to focus its efforts on quarter over quarter profitability and positive cash flow from operations.

         Operating expenses for first quarter 2007 increased 3% to $3.8 million compared to $3.7 million for first quarter 2006 due primarily to efforts on our 2007 product initiatives and severance charges totaling $125,000 related to the resignation of our CEO. We reported a net loss for first quarter 2007 of $665,000 or $.02 per share compared to a net loss of $186,000 for the same quarter in the prior year.

         At March 31, 2007, we had approximately $3.1 million in cash, cash equivalents, short-term investments, and restricted cash. During the three months ended March 31, 2007, net cash of $134,000 was used in our operating activities primarily to fund operating losses, while investing activities used net cash of $450,000 primarily for product initiatives and related datacenter upgrades. Product initiative expenditures are expected to diminish during the last half of 2007, as most initiatives are scheduled to be completed during second quarter 2007 with certain phases extending into third quarter 2007. During the third quarter of 2007, we are scheduled to make payments on notes totaling $972,000. Our existing cash and cash equivalents will be sufficient to fund our operational and cash needs for the next 12 months, as we seek to recapture positive cash flow from operations. See "Financial Position."

RESULTS OF OPERATIONS

PRODUCT GROUPS AND 2007 PLANS

         LEADS

         Revenue from our Leads product group, comprised of Mortgage 101, decreased 28% to $358,000 in first quarter 2007 compared to $501,000 for first quarter 2006. This was due to decreases in our pay per lead model as well as our advertising revenues which are comprised of rate and directory listings and ad banners. The decrease is indicative of lower loan volumes, increased competition and industry lead quality concerns. We continue to attract steady consumer traffic to our Mortgage101.com Internet portal due to strong search engine placement on Google, MSN, and Yahoo for keyword searches such as "mortgage." An internal review of our performance resulted in our concluding that a bolder strategy is necessary if we are to optimize our level of consumer traffic, though not to the exclusion of lead generation, as an important component of our Mortgage 101 consumer portal.

         To better leverage the large number of consumers attracted to Mortgage 101, we have initiated a strategic shift in our business model to include more traditional Internet advertising and other consumer finance verticals. We expect this shift will provide us an opportunity to attract more consumers, generate incremental mortgage leads as well as leads for our strategic partners from which we will financially benefit. A significant redesign of our existing Mortgage 101 portal is scheduled for release towards the end of second quarter 2007 or early third quarter, which will include strategically selected vertical partners to extend our offerings beyond mortgage finance. We have executed two such agreements, one with a leading auto finance company and another with a household moving and storage company. Included among the other verticals that we are exploring or are negotiating are real estate, including valuation tools, realtor leads, and home listings; financial management; home services and others. Each may have several sub components such as the opportunity to explore a variety of insurance needs that will enrich a consumer's experience and generate opportunities for them to pursue interests and needs that are both linked to the mortgage process and stand apart from it.

         To benefit from increased traffic and make more effective use of available advertising space, we are negotiating with national advertising firms to handle our media placement. In addition, we have entered into an agreement to leverage third party expertise to enhance our existing search engine optimization efforts in securing high organic search engine placement.

         LOANS

         Revenue from our Loans product group decreased 9% to $1.37 million in first quarter 2007 compared to $1.5 million for first quarter 2006. We continue to see contraction in our mortgage broker customer base for LION Pro and Retail Websites which we believe to be a result of higher interest rates, lower loan origination volumes, and increased competition. Our revenues from LockPoint Xtra(R)/Precision MTS continue to gain traction, and we have seen our fourth consecutive quarter over quarter revenue increase in the product. However, we are seeing signs of the sales cycle getting longer.

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

         The template version of our Retail Website product will also be replaced during second quarter 2007 with a more price competitive product offering greater functionality, which will integrate many of the features and tools available through Precision MTS.

         In addition, our business-to-business Internet portal, Lioninc.com, will be redesigned to accommodate the changes for LION Pro and Retail Websites and also allow us to take advantage of a more traditional advertising model. We expect to engage a national advertising firm that will assist us with media placement for the Lioninc.com portal. The Lioninc.com redesign will include an e-commerce application to facilitate purchase and delivery of our more commoditized LION Pro and template Retail Website products which will allow our customers to order, pay for and use these products immediately after point of sale, requiring less of our resources and development time to maintain.

         CAPITAL MARKETS

         Revenue from our Capital Markets product group, comprised of our Pipeline Tools product and TRMS risk management services, decreased 6% to $1.44 million in first quarter 2007 compared to $1.53 million for first quarter 2006. Our risk management businesses rest on a solid foundation, but declines in industry mortgage volume continue to impact the fees we collect in connection with the variable pricing component of our pricing structure.

         While we don't expect the disarray in sub prime lending to have a significant direct impact on many of our lender clients, the prospect of credit tightening, collapsing spreads, constricted warehouse lines and other issues is affecting the market, and it would not be a surprise to see some lenders becoming more conservative as the effect of rising delinquency and foreclosure rates and collapse of many subprime lenders plays itself out. This could mean more lenders relying on best execution for delivery of their loan production for a time rather than an interest rate risk management strategy that TRMS offers, which could adversely affect our revenues.

         We have hired a strong senior sales executive to bolster our capital markets sales group. We have begun to see our prospect pipeline expand, and we expect to add to our customer base during 2007. In addition, if loan production increases either seasonally or due to shifts in market conditions in general, our Capital Markets product group is positioned to benefit from such an increase.


OPERATING EXPENSES (dollars in thousands)

                                                     For three months ended March 31,
                                      ---------------------------------------------------------------
                                                   2007                            2006                          Change
                                      -------------------------------  ------------------------------  ----------------------------
                                          Amount       % of Revenue        Amount      % of Revenue        Amount           %
                                      ---------------  --------------  --------------- --------------  --------------- ------------

Direct costs                                $1,539            49%          $1,525            43%          $   14              1%
Selling and marketing                          501            16%             565            16%             (64)           (11)%
General and administrative                   1,148            36%             927            26%             221             24%
Research and development                       559            18%             592            17%             (33)            (6)%
Depreciation and
     amortization                               98             3%             122             4%             (24)           (20)%
                                            ------        ------           ------        ------           ------         ------

    Total operating expenses                $3,845           122%          $3,731           106%          $  114              3%
                                            ======        ======           ======        ======           ======         ======

DIRECT COSTS

         Direct costs are comprised primarily of website fulfillment, technology infrastructure support, product and contract support, product deployment, and TRMS trading desk and support services. Direct costs for first quarter 2007 increased 1% to $1.54 million compared to $1.53 million for the same quarter in the prior year. The increase is due to additional resources required for the onboarding of new Precision MTS customers and for Mortgage 101 search engine optimization and related services. This increase was offset by a reduction in certain maintenance support services related to our production datacenters and a decrease in trade desk staffing needs for TRMS.

SELLING AND MARKETING

         Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses for first quarter 2007 were down 11% to $501,000 compared to $565,000 for the same quarter in the prior year. The decrease was due primarily to a reduction in advertising for Mortgage 101 leads as a result of reliance on organic generation of traffic in the Mortgage 101 portal.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses for first quarter 2007 increased 24% to $1.15 million compared to $927,000 for the same quarter in the prior year. This increase is primarily the result of severance charges totaling $125,000 related to the resignation of our chief executive officer at the end of the first quarter, an increase in bad debts related to certain TRMS customers, and additional human resource services.

RESEARCH AND DEVELOPMENT

         Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses for first quarter 2007 declined 6% to $559,000 compared to $592,000 for the same period in the prior year. The reduction in research and development costs is primarily a result of certain payroll costs capitalized on our LION Pro, Mortgage 101 and Retail Website product and website initiatives for 2007. This reduction was offset by various vendor resources that are assisting on these same initiatives that are not capitalizable. We expect these resource needs for our product initiatives to continue through second quarter 2007 and be greatly reduced during the last half of 2007.

DEPRECIATION AND AMORTIZATION

The decrease in depreciation and amortization expense for first quarter 2007 compared to the same quarter in the prior year is the result of certain equipment, computers and software being fully depreciated after first quarter 2006.

INTEREST EXPENSE AND INTEREST INCOME

         For the three months ended March 31, 2007 and 2006, interest expense is primarily comprised of interest on 8% promissory notes totaling $972,000 related to the TRMS acquisition.

         For first quarter 2007, interest income and other increased to $39,000 compared to $35,000 for the same quarter in the prior year. The increase is due to higher interest rates in first quarter 2007 compared to first quarter 2006.

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

                                                            For three months ended
                                                                  March 31,
                                                  -----------------------------------------
                                                        2007                     2006
                                                  ----------------         ----------------

Revenue
    LION                                                $ 1,841                 $ 2,081
    TRMS                                                  1,323                   1,452
                                                        -------                 -------
        Total revenue                                   $ 3,164                 $ 3,533
                                                        =======                 =======

Operating loss
   LION                                                 $  (621)                $  (157)
   TRMS                                                     (60)                    (41)
                                                        -------                 -------
        Operating loss                                  $  (681)                $  (198)
                                                        =======                 =======



         LION revenue for first quarter 2007 declined 12% to $1.84 million compared to $2.08 million for the same quarter in the prior year. Our financial performance continues to be impacted by challenging conditions in the mortgage lending markets. Higher interest rates, falling refinance activity, rising home loan delinquency and foreclosure rates, and industry pressure on sub prime lending, combined to exert pressures on the lenders and brokers we serve. With the exception of Precision MTS and Pipeline Tools, LION's other products which include LION Pro, Retail Websites and Mortgage 101 declined as a result of continued contraction in loan origination volumes for our broker and lender customers and increased competition. Our Precision MTS product has seen its fourth consecutive quarter over quarter revenue increase which we believe to be sustainable. Our product initiatives as mentioned earlier should have a positive impact on sales in the latter half of 2007.

         LION operating expenses for first quarter 2007 increased 2.5% compared to first quarter 2006 due primarily to efforts on our 2007 product initiatives and severance charges related to the resignation of our chief executive officer which, along with decreasing revenues, contributed to the operating loss for the quarter. Throughout the remainder of 2007 and mostly during the last half of the year, we will seek to aggressively consolidate LION's operations to reduce our underlying cost structure, but not to the detriment of our product initiatives.

         TRMS revenue for first quarter 2007 declined 9% to $1.32 million compared to $1.45 million for the same quarter in the prior year. While our risk management business rests on a solid foundation, a sharp decline in industry mortgage volume has adversely affected the fees we collect in connection with the variable pricing component of our pricing structure. We have hired a strong senior sales executive to bolster our capital markets sales group. We have begun to see our prospect pipeline expand, and we expect to add to our customer base during 2007. In addition, if loan production increases either seasonally or due to shifts in market conditions in general, TRMS is positioned to benefit from such an increase.

         TRMS decreased its operating expenses for first quarter 2007 compared to the same quarter in the prior year primarily due to lower software licensing fees paid to LION for use of the Pipeline Tools technology and a reduction in trade desk resources which were offset by an increase in bad debt expense and sales costs. The operating loss for the quarter is primarily due to decreasing revenues.


FINANCIAL POSITION

         At March 31, 2007, we had approximately $3.1 million in cash, cash equivalents, short-term investments, and restricted cash. Historically, we have funded our activities primarily from cash provided by operations, however our operating activities used cash during the first quarter. Non-cash items are comprised primarily of depreciation and amortization and stock-based compensation expense. The change in cash and cash equivalents is as follows (in thousands):

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                         -------------------------------------
                                                                                                2007                2006
                                                                                         ------------------   ----------------
Net loss                                                                                       $  (665)            $  (186)
Non-cash items                                                                                     167                 134
Changes in working capital                                                                         364                  61
                                                                                               -------             -------
    Net cash provided by (used in) operating activities                                           (134)
                                                                                                                         9
                                                                                               -------             -------

    Net cash used in investing activities                                                         (450)                (32)
                                                                                               -------             -------

    Net cash provided by (used in) financing activities                                              1                 (10)
                                                                                               -------             -------

Net decrease in cash and cash equivalents                                                         (583)                (33)
Cash and cash equivalents at beginning of period                                                 2,587               3,371
                                                                                               -------             -------
Cash and cash equivalents at end of period                                                     $ 2,004             $ 3,338
                                                                                               =======             =======

OPERATING ACTIVITIES

         During the three months ended March 31, 2007, cash from operating activities decreased $134,000 due to operating losses from reduced revenues, resources used for LION's product initiatives for LION Pro, Mortgage 101 and Retail Websites, and an increase in trade receivables. This decrease was offset primarily by an increase in deferred revenue related to a large TRMS customer as part of an existing contract and increases in accounts payable, accrued salaries and benefits, and accrued liabilities due to our normal business operating cycle.

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

INVESTING ACTIVITIES

         During the three months ended March 31, 2007, investing activities used cash of $450,000 which primarily consisted of (i) hardware and software upgrades to our datacenters in advance of implementation of our product initiatives for LION Pro, Retail Websites and Mortgage 101 and (ii) capitalized software development costs from vendors and LION's research and development resources related to these product initiatives. These initiatives are scheduled to be completed during second quarter 2007 with certain phases of the initiatives extending into third quarter 2007.

         During the three months ended March 31, 2006, investing activities used cash of $32,000 which primarily consisted of the acquisition of computer equipment and software.

FINANCING ACTIVITIES

         During the three months ended March 31, 2007, financing activities primarily related to payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades which were offset by proceeds from the exercise of stock options.

         During the three months ended March 31, 2006, financing activities primarily related to payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades. The remaining capital lease obligation was paid off during the second quarter of 2006.

OVERALL LIQUIDITY AND CAPITAL RESOURCES

         We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our growth plans as well as our operational and capital expenditure needs for the next 12 months. As a result of our new product plans for 2007, our capital expenditure program and research and development efforts will be increased to cover upgrades to our datacenters that deliver our products and services over the Internet. In addition, we will have an expanded sales and marketing effort that will coincide with our planned product launches throughout the year. Our notes payable to various TRMS shareholders totaling $972,000 are also coming due in October 2007.

         With the departure of our chief executive officer which was effective April 1, 2007 and the level of operating losses for first quarter 2007, we will be aggressively consolidating our operations throughout the remainder of 2007 to reduce our underlying cost structure. This consolidation will be designed to not adversely impact our product initiatives which we view as an important part of our growth plans for 2007 and beyond.

         Although we are currently not a party to any agreement with respect to investments in, or acquisitions of, other businesses, products, services or technologies, we regularly review and evaluate strategic opportunities, including those identified internally by us as well as unsolicited third party proposals that we may receive from time to time, which may involve the sale of some or all of our assets, partnering or other collaboration agreements, or a merger or other strategic transaction. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. The negotiation or consummation of any of these transactions could be material to our financial condition and results of operations. We may need to raise additional capital through future financing to the extent necessary to fund such activities or simply to fund future operations if cash from operating activities is insufficient. Additional financing may not be available at all or on terms favorable to us.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. Based on Company management's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The evaluation was performed for the tax years ended December 31, 1999 and thereafter, the tax years which remain subject to examination by federal and state tax jurisdictions since the Company has net operating loss carryforwards for the tax year ended December 31, 1999. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to the Company's financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged provided financial statements, including for interim periods, for that fiscal year have not been issued. Although management is still evaluating the potential effects of SFAS No. 157, the adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

         In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" (FSP EITF 00-19-2"), which addresses an issuer's accounting and disclosures relating to registration payment arrangements. Inasmuch as the Company does not have any such registration payment arrangements, the application of the provisions of FSP EITF 00-19-2 did not have a material impact on the Company's financial position, results of operations, or cash flows.

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Although management is still evaluating the potential effects of SFAS No. 157, the adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.


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

         We are working toward a goal of revenue growth and sustained profitability. Annual revenues decreased to $13.7 million in 2006 from $15.8 million in 2005. We had ten consecutive quarters of profitability beginning with the third quarter of 2002 through the fourth quarter of 2004, but incurred a net loss for each of the first two quarters of 2005 before returning to profitability in the third and fourth quarters of 2005. We recorded a net loss of $1.3 million for 2006 compared to a net loss of $102,000 in the prior year. In first quarter 2007, revenue annualized at $12.7 million and our net loss was $665,000.

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

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS.

         Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line through the acquisition of Ignition assets and TRMS carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. Our larger customer contracts, which involve our LPX/Precision, Pipeline Tools and TRMS hedging services, typically have renewable successive one- and two-year terms. Revenue from these contracts comprised approximately 55% of our total revenue for first quarter 2007.

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

WE ARE EXPERIENCING A DOWNTURN IN REVENUE DUE TO CHALLENGING CONDITIONS IN THE MORTGAGE INDUSTRY, AND THESE INDUSTRY TRENDS MAY CONTINUE.

         We experienced declining revenues and cash flows in 2006 and again in first quarter 2007, which we attribute to challenging conditions in mortgage lending markets which, in turn, exert pressure on the lenders and brokers we serve. The mortgage lending environment is facing higher interest rates, falling refinance activity, rising home loan delinquency and foreclosure rates, industry pressure on sub prime lending and consolidations. Annual mortgage loan origination fell from a peak of $3.8 trillion in 2003 to an estimated $2.7 trillion in 2006, a decline of almost 30%. On a national level, the housing sector experienced a recession in 2006 with an 8% drop in existing-home sales and a 17% drop in new home sales. These factors may continue to affect the mortgage industry and adversely affect our revenues, and we cannot predict with accuracy how our quarterly and annual financial results will be impacted.

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

         In general, we are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with the Section 404, which requires our management to assess the effectiveness of our existing internal controls at December 31, 2007. This effort includes documenting, evaluating the design of, and testing the effectiveness of our internal controls over financial reporting. We intend to continue to refine and improve our internal controls on an on-going basis. During this process, we may identify items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

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

ALLIANCES, MERGERS AND ACQUISITIONS COULD RESULT IN OPERATING DIFFICULTIES, DILUTION AND OTHER HARMFUL CONSEQUENCES.
         Our industry has experienced significant consolidation, and we regularly review and evaluate strategic opportunities, including those identified internally by us as well as unsolicited third party proposals that we may receive from time to time. We may engage in discussions seeking ways to enhance our prospects through partnerships, alliances and mergers and acquisitions. From 2003 to 2004, for example, we consummated two acquisitions. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. The negotiation or consummation of any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

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


                                   LION, INC.
                                  ------------
                                  (Registrant)



         Date: MAY 15, 2007                 By:  /S/ DAVID STEDMAN
               ------------                      -----------------
                                                 David Stedman
                                                 Interim Chief Executive Officer