Form 10QSB
period 2007-06-30
LION INC/WA
filed 2007-08-14
CIK 941179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission file number 0-25159

LION, Inc.
(Exact name of small business issuer as specified in its charter)

Washington	91-2094375
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2801 Hollycroft St., Gig Harbor, WA	98335
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number (206) 577-1440

4700-42nd Ave. SW, Suite 430, Seattle WA 98116
(Former name or former address, if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

          As of August 6, 2007, there were 38,611,960 shares of the Company’s common stock outstanding.

Transitional Small Business disclosure Format (check one):	Yes ☐ No ☒

LION, Inc.
Form 10 – QSB
For the Quarter Ended June 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LION, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2007 (Unaudited)	December 31, 2006

Current assets
Cash and cash equivalents	$1,423	$2,587
Short-term investments – available for sale securities	900	900
Accounts receivable, less allowance for doubtful accounts of $100 and $67 in 2007 and 2006, respectively	866	1,101
Prepaid expenses and other	423	530

Total current assets	3,612	5,118

Property and equipment, net	1,030	555
Goodwill	2,590	2,590
Other assets	224	224

	$7,456	$8,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$311	$162
Accrued salaries and benefits	618	708
Accrued liabilities	623	267
Current maturities of long-term obligations	977	977
Deferred revenue	800	631

Total current liabilities	3,329	2,745

Long-term obligations, less current maturities	6	8

Total liabilities	3,335	2,753

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.001 per share; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.001 per share; authorized 50,000,000 shares; 38,611,960 and 38,614,272 issued and outstanding, respectively	39	39
Additional contributed capital	14,308	14,269
Accumulated deficit	(10,226)	(8,574)

	4,121	5,734

	$7,456	$8,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

LION, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Revenues	$2,790	$3,537	$5,954	$7,070

Expenses
Direct costs	1,590	1,529	3,129	3,054
Selling and marketing	512	561	1,013	1,126
General and administrative	1,136	1,283	2,284	2,210
Research and development	438	602	997	1,194
Depreciation and amortization	105	119	203	241

	3,781	4,094	7,626	7,825

Operating loss	(991)	(557)	(1,672)	(755)

Other income (expense)
Interest expense	(20)	(19)	(39)	(39)
Interest income and other	27	44	66	79

Loss before income tax	(984)	(532)	(1,645)	(715)

Income tax expense	(3)	(3)	(7)	(6)

Net loss	$(987)	$(535)	$(1,652)	$(721)

Net loss per common share, Basic and diluted	$(.03)	$(.01)	$(.04)	$(.02)

Weighted average number of shares, Basic and diluted	38,617	38,467	38,617	38,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

LION, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,

	2007	2006

Cash flows from operating activities
Net loss	$(1,652)	$(721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	203	241
Change in allowance for doubtful accounts	33	(5)
Stock options and restricted stock expense	37	65
Changes in assets and liabilities
Accounts receivable	202	24
Prepaid expenses and other	107	(16)
Accounts payable	149	49
Accrued salaries and benefits	(90)	52
Accrued liabilities	356	298
Deferred revenue	169	242

Net cash provided by (used in) operating activities	(486)	229

Cash flows from investing activities
Purchase of available-for-sale securities	—	(100)
Capitalized software development costs	(344)	—
Purchases of property and equipment	(334)	(70)

Net cash used in investing activities	(678)	(170)

Cash flows from financing activities
Payments on long-term obligations	(3)	(20)
Proceeds from issuance of common stock on exercise of stock options	3	1

Net cash provided by (used in) financing activities	—	(19)

Net decrease in cash and cash equivalents	(1,164)	40
Cash and cash equivalents at beginning of period	2,587	3,371

Cash and cash equivalents at end of period	$1,423	$3,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
June 30, 2007

Note 1 – Description of business and summary of significant accounting policies

Description of business - LION, Inc. (the “Company” or “LION”), a Washington corporation, provides online mortgage leads and advanced business solutions that streamline the mortgage loan fulfillment process in the mortgage industry. Through its subsidiary, Tuttle Risk Management Services LLC (“TRMS”), LION provides hands-on mortgage pipeline risk management for financial institutions that originate and then sell loans into the secondary market. From Leads to Loans to Capital Markets, LION offers consistent, integrated business solutions to consumers, mortgage brokers, realtors, originators and lenders. LION provides an integrated technology platform offering online loan productivity, mortgage pipeline hedging and risk management, software development and data communications tools through its LockPoint Xtra®, Pipeline Tools, and Risk Management Services product lines.

A summary of significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Interim Financial Statements - The unaudited condensed consolidated financial statements and related notes are presented in accordance with the instructions for interim financial statements in Regulation S-B, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2006. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007 or for any other future interim period. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in LION’s Form 10 – KSB for its fiscal year ended December 31, 2006.

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

Revenue Recognition - LION generates revenue throughout the mortgage loan origination and fulfillment process. Subscription revenues are generated from mortgage brokers and agents who are provided electronic access to a database of mortgage offerings from LION’s proprietary network of lenders throughout the United States. LION also generates revenue from advertisers who pay marketing fees for ad banners, web site promotion, and lead generation. Additionally, fees are earned related to mortgage originator and lender web site development and hosting. Revenues from the LockPoint Xtra®, Pipeline Tools, and Risk Management Services product lines are generated primarily from transaction fees on closed and locked loan volumes as well as fees for related website development and implementation.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
June 30, 2007

Note 1 – Description of business and summary of significant accounting policies - continued

The Company accounts for its software products with external licensing in accordance with Statement of Position 97-2, “Software Revenue Recognition, and Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements.” Revenue from licensing fees relating to the use of the LockPoint Xtra® product is recognized when all elements of the contract have been delivered to the customer. Revenue from monthly recurring charges from use of the Pipeline Tools and Risk Management Services products is recognized in the period in which the service is provided.

Revenue is recognized from product sales or services provided when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the selling price is fixed or determinable, and collectibility is reasonably assured. For multiple-element arrangements, the Company applies Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” that meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable.

Subscription and service fees are recognized as revenue over the respective subscription periods or when services are provided. Revenue from services is generally determined based on time and materials. Deferred revenue is recorded on prepaid subscriptions and on advance billings or cash received for contracts that have undelivered elements.

Goodwill - Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill should not be amortized, but should rather be reviewed at least annually to assess recoverability. This statement requires that goodwill and long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the asset’s fair value.

In accordance with SFAS 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis each June 30th. The Company has two reporting units consisting of LION and TRMS. SFAS 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, thus the second step of the goodwill impairment test used to quantify impairment is unnecessary. Company management has estimated that the fair values of the Company’s reporting units to which goodwill has been allocated exceed their carrying amounts and accordingly no provision for impairment is deemed necessary.

Net Loss Per Common Share - Basic loss per common share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. The diluted share calculation for the three and six months ended June 30, 2007 and 2006 excludes options to purchase 3,018,917 and 3,930,867 shares, respectively, due to their anti-dilutive effect.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
June 30, 2007

Note 1 – Description of business and summary of significant accounting policies - continued

Stock-Based Compensation - Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), and applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” using the modified-prospective transition method. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Further, as required under SFAS No. 123(R), forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Recently Issued Accounting Pronouncements – Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. Based on Company management’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 1999 and thereafter, the tax years which remain subject to examination by federal and state tax jurisdictions since the Company has net operating loss carryforwards for the tax year ended December 31, 1999. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Although management is still evaluating the potential effects of SFAS No. 157, the adoption is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Reclassifications – Certain prior year amounts on the condensed consolidated statements of cash flows have been reclassified to conform to current year presentations, however, there was no change to net cash provided by (used in) operating activities, investing activities or financing activities.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
June 30, 2007

Note 2 – Stock-based compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006 was $4,000 and $38,000, respectively, and for the six months ended June 30, 2007 and 2006 was $37,000 and $65,000, respectively.

Note 3 – Segment reporting

The Company has two operating segments, TRMS and the integrated software, services and lead generation businesses in which the Company is engaged. Management reports on each segment based upon, among other things, TRMS being a registered Commodity Trading Advisor and generating revenues through delivery of Risk Management Services, while LION’s other combined operations generate revenues primarily for sales of software related products and services. Intercompany revenues represent fees for Pipeline Tools technology and services purchased by TRMS from its parent, LION, which are generally accounted for at current market prices and are eliminated in consolidation. Accounting policies for both segments are the same. The following sets forth information for reportable segments and consolidated totals (in thousands):

	LION	TRMS	Consolidated

Three months ended June 30, 2007:
Revenues from external customers	$1,664	$1,126	$2,790
Revenues from TRMS	744	—	—
Operating loss	(614)	(377)	(991)

Three months ended June 30, 2006:
Revenues from external customers	$2,078	$1,459	$3,537
Revenues from TRMS	933	—	—
Operating loss	(532)	(25)	(557)

Six months ended June 30, 2007:
Revenues from external customers	$3,505	$2,449	$5,954
Revenues from TRMS	1,564	—	—
Operating loss	(1,235)	(437)	(1,672)

Six months ended June 30, 2006:
Revenues from external customers	$4,159	$2,911	$7,070
Revenues from TRMS	1,896	—	—
Operating loss	(689)	(66)	(755)

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
June 30, 2007

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Operating loss	$(991)	$(557)	$(1,672)	$(755)
Non-operating income (expense)	7	25	27	40

Loss before income tax	$(984)	$(532)	$(1,645)	$(715)

The Company’s product groupings are comprised of Leads, Loans, and Capital Markets and associated revenues are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Leads	$388	$529	$746	$1,030
Loans	1,161	1,446	2,529	2,947
Capital Markets	1,241	1,562	2,679	3,093

Total revenues	$2,790	$3,537	$5,954	$7,070

The Leads product grouping consists of the Company’s Mortgage 101 product, which generates revenues from LION’s subscription and pay-per-lead based lead programs along with consumer-facing ad banner programs.

The Loans product grouping consists of LION Pro, Retail Websites, and LockPoint Xtra®. LION Pro revenues are comprised of LION Pro Corporate, LION Pro Individual, and lenders who participate in the underlying loan program database. Retail Website revenues consist of site development and hosting fees. LockPoint Xtra® revenues, which include Precision MTS, are generated from implementation fees with new customers, recurring monthly billings based on locked loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

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

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
June 30, 2007

Note 4 – Liquidity

The Company incurred a net loss of approximately $1.7 million for the six months ended June 30, 2007 and used cash from operations of approximately $486,000. Cash used by investing activities during the six months ended June 30, 2007 approximated $678,000. The Company had approximately $2.3 million in cash, cash equivalents and short-term investments and working capital of $283,000 at June 30, 2007. Notes payable to former TRMS shareholders in the amount of $972,000 are due for payment in October 2007.

The Company has a history of recurring losses and the losses may continue. The Company believes that its cash, cash equivalents and short-term investments will be sufficient to fund its operations through December 31, 2007. The Company expects to meet its future cash requirements through a combination of cash generated from operations and existing cash balances and short term investments. The Company cannot assure, however, that its business will generate sufficient cash flow from operations. Additional funds may be required to fund the operations of the Company and these funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may need to curtail operations significantly.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

          Our financial performance continues to be impacted by challenging conditions in the mortgage lending markets. Higher interest rates, falling refinance activity, rising home loan delinquency and foreclosure rates, and industry pressure on sub prime lending, continued to exert pressures on the lenders and brokers we serve. Revenue for second quarter 2007 totaled $2.8 million, a decrease of 21% from $3.5 million for the same quarter in the prior year. Revenue for the six months ended June 30, 2007 totaled 6.0 million, a decrease of 16% from $7.0 million for the same period in the previous year.

          In this business environment, we are continuing to promote growth by completing the product group initiatives discussed below in “Product Groups and 2007 Plans,” as well as consolidating our operations to reduce our underlying cost structure. We believe that completing our current product development cycle is needed to ensure the Company’s long term value, and that this objective can be sustained while implementing our current expense reduction plan designed to reach positive operating cash flow later this year.

          Effective April 2007, the Board of Directors accepted the resignation of our Chairman and Chief Executive Officer and appointed our President as Interim CEO. During the quarter, we announced cost cutting plans in effect and scheduled to be phased in over the remainder of the year. When fully implemented, we anticipate a reduction of 25% of our workforce, consolidation of our Seattle and Denver operations into our Gig Harbor operations and aggressive cost cutting in discretionary spending, occupancy costs and marketing. Reductions have been or will be made across all reporting units of the Company. The cost cuts will be reflected in the third quarter expense results but more so in the fourth quarter. Achieving cost cutting and operational realignment is just one component of our strategy to reach profitability and positive cash flow. We launched our new Lioninc.com broker portal late in the second quarter and will be launching our new retail website suite of products during third quarter and our new Mortgage 101 portal in early fourth quarter. We have taken a conservative approach regarding sales projections in view of the slower sales cycles that we have experienced over the past three quarters, anticipating more aggressive sales occurring when market conditions improve. The depth and extent of our cost cutting efforts are predicated on these assumptions. As the year progresses, if necessary we will make additional adjustments to achieve profitability.

          Operating expenses for second quarter 2007 decreased 8% to $3.8 million compared to $4.1 million for second quarter 2006 and for the six months ended June 30, 2007 decreased 3% to $7.6 million compared to $7.8 million for the same period in the prior year. We reported a net loss for second quarter 2007 of $987,000 or $.03 per share compared to a net loss of $535,000 or $.01 per share for the same quarter in the prior year. The net loss for the six months ended June 30, 2007 was $1.65 million or $.04 per share compared to a net loss of $721,000 or $.02 per share for the same period in the prior year. Besides the 25% head count reduction and the consolidation of our operations mentioned above, there were proxy contest costs totaling approximately $155,000, trade errors from TRMS totaling approximately $179,000, additional bad debt expense totaling approximately $165,000, and severance costs totaling approximately $150,000 during the first half of 2007 that we do not expect to recur during the last half of the year.

          During the quarter, LION’\ board of directors formed a Strategic Review Committee to evaluate various strategic alternatives to further enhance shareholder value. Subsequently, LION retained an investment banker to assist in the evaluation of a full range of strategic alternatives available to the Company. Strategic alternatives may include, without limitation, continued execution of the Company’s operating plan, the sale of some or all of the Company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. The Company does not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or it has entered into a material definitive agreement.

          At June 30, 2007, we had approximately $2.3 million in cash, cash equivalents, and short-term investments. During the six months ended June 30, 2007, net cash of $486,000 was used in our operating activities primarily to fund operating losses, while investing activities used net cash of $678,000 primarily for product initiatives and related datacenter upgrades. Product initiative expenditures are expected to diminish appreciably during the last half of 2007. During the fourth quarter of 2007, we are scheduled to make payments on notes totaling $972,000. Our existing cash, cash equivalents and short-term investments are expected to be sufficient to fund our operational and cash needs through December 31, 2007. See “Financial Position.”

RESULTS OF OPERATIONS

Product Groups and 2007 Plans

          Leads

          Revenue from our Leads product group, comprised of Mortgage 101, increased 8% to $388,000 for the second quarter from $359,000 for the first quarter primarily due to increased ad banner advertising during the quarter. Mortgage 101 revenue decreased 27% to $388,000 in second quarter 2007 compared to $529,000 for second quarter 2006 and decreased 27% to $746,000 for the six months ended June 30, 2007 compared to $1.0 million for the same period in the prior year. The decrease was due primarily to lower pay per lead revenue as well as our rate and directory listings. The decrease is indicative of lower loan volumes, increased competition and industry lead quality concerns. We continue to attract steady consumer traffic to our Mortgage101.com Internet portal due to strong search engine placement on Google, MSN, and Yahoo for keyword searches such as “mortgage.” An internal review of our performance resulted in our concluding that a bolder strategy is necessary if we are to optimize our level of consumer traffic, though not to the exclusion of lead generation, as an important component of our Mortgage 101 consumer portal.

          To better leverage the large number of consumers attracted to Mortgage 101, we have initiated a strategic shift in our business model to include more traditional Internet advertising and other consumer finance verticals. We expect this shift will provide us an opportunity to attract more consumers, generate incremental mortgage leads as well as leads for our strategic partners from which we will financially benefit. A significant redesign of our existing Mortgage 101 portal is scheduled for release at the beginning of fourth quarter 2007. In addition, we have entered into an agreement to leverage third party expertise to enhance our existing search engine optimization efforts in securing high organic search engine placement.

          Loans

          Revenue from our Loans product group decreased 20% to $1.2 million in second quarter 2007 compared to $1.4 million for second quarter 2006 and decreased 14% to $2.5 million for the six months ended June 30, 2007 compared to $2.9 million for the same period in the prior year. We continue to see contraction in our mortgage broker customer base for LION Pro and Retail Websites which we believe to be a result of higher interest rates, lower loan origination volumes, and increased competition. Our revenues from LockPoint Xtra®/Precision MTS continues to improve for the same comparative periods, however, we are seeing signs of the sales cycle getting longer.

          We are in the process of making strategic changes to our Loans product group. A recent redesign of our LION Pro Corporate offering, now known as Precision Access, has extended full access to lockable loan pricing and loan program search within our customer’s own private database. Precision Access is fully integrateable with and upgradeable to Precision MTS. At the end of second quarter 2007, our LION Pro search engine product for mortgage brokers was enhanced with an improved loan search feature utilizing a new multi-lender database containing more types of loan programs and more guideline requirements which will help the broker find exactly the type of loan program and pricing to fit their borrowers needs, and forward the loan information to a participating lender to obtain commitment.

          The template version of our Retail Website product will also be replaced during third quarter 2007 with a more price competitive product offering greater functionality, which will integrate many of the features and tools available through Precision MTS.

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

          Capital Markets

          Revenue from our Capital Markets product group, comprised of our Pipeline Tools product and TRMS risk management services, decreased 21% to $1.2 million in second quarter 2007 compared to $1.6 million for second quarter 2006 and decreased 13% to $2.7 million for the six months ended June 30, 2007 compared to $3.1 million for the same period in the prior year. Our risk management businesses rest on a solid foundation, but declines in industry mortgage volume continue to impact the fees we collect in connection with the variable pricing component of our pricing structure.

          While we don’t expect the disarray in sub prime lending to have a significant direct impact on many of our lender clients, the prospect of credit tightening, collapsing spreads, constricted warehouse lines and other issues is affecting the market, and it would not be a surprise to see some lenders becoming more conservative as the effect of rising delinquency and foreclosure rates and collapse of many subprime lenders plays itself out. This could mean more lenders relying on best execution for delivery of their loan production for a time rather than an interest rate risk management strategy that TRMS offers, which could adversely affect our revenues.

Operating Expenses (dollars in thousands)

	For three months ended June 30,				For six months ended June 30,

	2007		2006		2007		2006

		% of Rev		% of Rev		% of Rev		% of Rev

Direct costs	$1,590	57%	$1,529	43%	$3,129	53%	$3,054	43%
Selling and marketing	512	18%	561	16%	1,013	17%	1,126	16%
General and administrative	1,136	41%	1,283	37%	2,284	38%	2,210	32%
Research and development	438	16%	602	17%	997	17%	1,194	17%
Depreciation and amortization	105	4%	119	3%	203	3%	241	3%

Total operating expenses	$3,781	136%	$4,094	116%	$7,626	128%	$7,825	111%

Direct costs

          Direct costs are comprised primarily of website fulfillment, technology infrastructure support, product and contract support, product deployment, and TRMS trading desk and support services. Direct costs for second quarter 2007 increased 4% to $1.6 million compared to $1.5 million for second quarter 2006 and for the six months ended June 30, 2007 increased 2% to $3.13 million compared to $3.05 million for the same period in the prior year. The increase for the three and six month comparative periods is due to TRMS trading errors during the second quarter 2007, additional resources required for the onboarding of new Precision MTS customers and for Mortgage 101 search engine optimization and related services. This increase was offset by a reduction in certain maintenance support services related to our production datacenters and a decrease in trade desk staffing needs for TRMS.

Selling and Marketing

          Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses for second quarter 2007 decreased 9% to $512,000 compared to $561,000 for second quarter 2006 and for the six month period ended June 30, 2007 decreased 10% to $1.0 million compared to $1.1 million for the same period in the prior year. The decrease for the three and six month periods was due primarily to a reduction in advertising for Mortgage 101 leads as a result of reliance on organic generation of traffic in the Mortgage 101 portal and reduced sales commissions due to lower sales volume for LION. The decrease was offset by additional selling costs for TRMS.

General and Administrative

          General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses for second quarter 2007 decreased 12% to $1.1 million compared to $1.3 million for the same quarter in the prior year. The reduction was the result of lower salaries and stock option expense due to the resignation of our chairman and CEO effective 2007 and the result of expenses included in second quarter 2006 that did not recur during second quarter 2007 for strategic undertakings and the accrual for the settlement of an unasserted possible claim. This decrease was offset by proxy contest costs and annual meeting expenses during June 2007 and an increase in our bad debt experience for the quarter.

          General and administrative expenses for the six months ended June 30, 2007 increased 3% to $2.3 million compared to $2.2 million for the same period in the prior year. The increase was the result of severance charges for our Chairman and CEO during first quarter 2007, increased bad debt experience for the first half of 2007 and proxy contest costs and annual meeting expenses in June 2007. This increase was offset by lower salaries and stock option expense due to the resignation of our Chairman and CEO effective April 2007 and expenses included in second quarter 2006 that did not recur during second quarter 2007 for strategic undertakings and the accrual for the settlement of an unasserted possible claim.

Research and Development

          Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses for second quarter 2007 decreased 27% to $438,000 compared to $602,000 for second quarter 2006 and for the six month period ended June 30, 2007 decreased 16% to $1.0 million compared to $1.2 million for the same period in the prior year. The decrease for the three and six months periods is primarily a result of certain payroll costs capitalized on our LION Pro, Mortgage 101 and Retail Website product and website initiatives for 2007. This reduction was offset by various vendor resources that are assisting on these same initiatives that are not capitalizable. We expect these resource needs for our product initiatives to be greatly reduced during the last half of 2007.

Depreciation and Amortization

          The decrease in depreciation and amortization expense for the three and six month periods ended June 30, 2007 compared to the same periods in the prior year is the result of certain equipment, computers and software being fully depreciated during the first half of 2006.

Interest Expense and Interest Income

          For the three and six months ended June 30, 2007 and 2006, interest expense is primarily comprised of interest on 8% promissory notes totaling $972,000 related to the TRMS acquisition.

          For the three and six months ended June 30, 2007 and 2006, interest income is comprised of interest earned on cash, cash equivalents and marketable securities. Interest earned decreased in the three and six months ended June 30, 2007 compared to the same periods in the prior year due to a decrease in the amounts that could be invested.

Operating Segments

          We have two operating segments, TRMS and the integrated software, services and lead generation businesses in which we are engaged. TRMS is a registered Commodity Trading Advisor and generates revenues through hands-on delivery of Risk Management Services, while LION’s other combined operations generate revenues primarily for sales of software related products and services. Intercompany revenues represent fees for Pipeline Tools technology and services purchased by TRMS from its parent, LION, which are generally accounted for at current market prices and are eliminated in consolidation. Condensed operating segment information is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Revenue
LION	$1,664	$2,078	$3,505	$4,159
TRMS	1,126	1,459	2,449	2,911

Total revenue	$2,790	$3,537	$5,954	$7,070

Operating loss
LION	$(614)	$(532)	$(1,235)	$(689)
TRMS	(377)	(25)	(437)	(66)

Total operating loss	$(991)	$(557)	$(1,672)	$(755)

          LION revenue for second quarter 2007 declined 20% to $1.7 million compared to $2.1 million for the same quarter in the prior year. Revenue for the six month period ended June 30, 2007 declined 16% to $3.5 million compared to $4.2 million for the same period in the prior year. Our financial performance continues to be impacted by challenging conditions in the mortgage lending markets. Higher interest rates, falling refinance activity, rising home loan delinquency and foreclosure rates, and industry pressure on sub prime lending, combined to exert pressures on the lenders and brokers we serve. With the exception of Precision MTS and Pipeline Tools, LION’s other products which include LION Pro, Retail Websites and Mortgage 101 declined as a result of continued contraction in loan origination volumes for our broker and lender customers and increased competition. Our product initiatives as mentioned earlier should have a positive impact on sales in the latter half of 2007.

          LION operating expenses for second quarter 2007 declined 15% compared to second quarter 2006 due primarily to capitalization of research and development costs related to our product initiatives, reduction in lead advertising for Mortgage 101 as a result of reliance on organic generation of traffic, reduced sales commissions due to lower sales volume, and lower salaries and stock option expense. Second quarter 2006 expenses included costs for strategic undertakings and the accrual for the settlement of an unasserted possible claim that did not recur in the current quarter. This decrease was offset by proxy contest costs and annual meeting expenses during June 2007 and an increase in our bad debt experience for the quarter.

          LION operating expenses for the six month period ended June 30, 2007 declined 7% compared to the same period in the prior year due the same reasons as noted above for the quarterly periods, however first quarter 2007 included severance charges.

          TRMS revenue for second quarter 2007 declined 23% to $1.1 million compared to $1.5 million for the same quarter in the prior year. Revenue for the six month period ended June 30, 2007 declined 16% to $2.4 million compared to $2.9 million for the same period in the prior year. While our risk management business rests on a solid foundation, a sharp decline in industry mortgage volume has adversely affected the fees we collect in connection with the variable pricing component of our pricing structure. We have hired a senior sales executive to bolster our capital markets sales group and have begun to see our prospect pipeline expand. We expect to add to our customer base during 2007. In addition, if loan production increases either seasonally or due to shifts in market conditions in general, TRMS is positioned to benefit from such an increase.

          TRMS operating expenses increased slightly for second quarter 2007 compared to the same quarter in the prior year primarily due to increased trade errors, bad debt experience and sales costs which were offset by lower software licensing fees paid to LION for use of the Pipeline Tools technology. The operating loss for the quarter is primarily due to decreasing revenues, trade errors and bad debts.

          TRMS operating expenses decreased for the six month period ended June 30, 2007 compared to the same period in the prior year primarily due lower software licensing fees paid to LION for use of the Pipeline Tools technology which were offset by increased trade errors, bad debt experience and sales costs. The operating loss for the six months ended June 30, 2007 is primarily due to decreasing revenues, trade errors and bad debts.

FINANCIAL POSITION

          At June 30, 2007, we had approximately $2.3 million in cash, cash equivalents, and short-term investments. Historically, we have funded our activities primarily from cash provided by operations, however our operating activities used cash during the first half of 2007. Non-cash items are comprised primarily of depreciation and amortization and stock-based compensation expense. The change in cash and cash equivalents is as follows (in thousands):

	Six months ended June 30,

	2007	2006

Net loss	$(1,652)	$(721)
Non-cash items	273	301
Changes in working capital	893	649

Net cash provided by (used in) operating activities	(486)	229

Net cash used in investing activities	(678)	(170)

Net cash used in financing activities	—	(19)

Net increase (decrease) in cash and cash equivalents	(1,164)	40
Cash and cash equivalents at beginning of period	2,587	3,371

Cash and cash equivalents at end of period	$1,423	$3,411

Operating Activities

          During the six months ended June 30, 2007, cash from operating activities decreased $486,000 due to operating losses from reduced revenues, and resources used for LION’s product initiatives for LION Pro, Mortgage 101 and Retail Websites. This decrease was offset primarily by an increase in deferred revenue related to a large TRMS customer as part of an existing contract, increases in accounts payable and accrued liabilities and decreases in accounts receivable and prepaids and other due to our normal business operating cycle.

          During the six months ended June 30, 2006, cash from operating activities increased due to an increase in deferred revenue primarily related to a large TRMS customer as part of an existing contract and increases in accounts payable, accrued salaries and benefits, and accrued liabilities due to our normal business operating cycle. This increase was offset by an increase in certain prepaid maintenance and service agreements.

Investing Activities

          During the six months ended June 30, 2007, investing activities used cash of $678,000 which primarily consisted of (i) hardware and software upgrades to our datacenters in advance of implementation of our product initiatives for LION Pro, Retail Websites and Mortgage 101 and (ii) capitalized software development costs from vendors and LION’s research and development resources related to these product initiatives. These initiatives are scheduled to be completed during the second and third quarters of 2007 with certain phases of the initiatives extending into fourth quarter 2007.

          During the six months ended June 30, 2006, investing activities used cash of $170,000 which primarily consisted of the purchase of short-term available-for-sale securities totaling $100,000 with the remainder of the increase due to upgrades to computer hardware and software.

Financing Activities

          During the six months ended June 30, 2007, there were no significant financing activities.

          During the six months ended June 30, 2006, financing activities were primarily due to payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades.

Overall Liquidity and Capital Resources

          The Company incurred a net loss of approximately $1.7 million for the six months ended June 30, 2007, and used cash from operations of approximately $486,000. Cash used by investing activities during the six months ended June 30, 2007 approximated $678,000. The Company had approximately $2.3 million in cash, cash equivalents and short-term investments and working capital of $283,000 at June 30, 2007. Notes payable to former TRMS shareholders in the amount of $972,000 are due for payment in October 2007.

          The Company has a history of recurring losses and the losses may continue. The Company believes that its cash, cash equivalents and short-term investments will be sufficient to fund its operations through December 31, 2007. The Company expects to meet its future cash requirements through a combination of cash generated from operations and existing cash balances and short term investments. The Company cannot assure, however, that its business will generate sufficient cash flow from operations. Additional funds may be required to fund the operations of the Company and these funds may not be available on favorable terms or at all. If adequate funds are not available the Company may need to curtail operations significantly.

          The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

          We are aggressively consolidating our operations and will continue to do so throughout the remainder of 2007 to reduce our underlying cost structure. This consolidation will be designed to not adversely impact our product initiatives which we view as an important part of our growth plans for 2007 and beyond.

          Although we are currently not a party to any agreement with respect to investments in, or acquisitions of, other businesses, products, services or technologies, we regularly review and evaluate strategic opportunities, including those identified internally by us as well as unsolicited third party proposals that we may receive from time to time, which may involve the sale of some or all of our assets, partnering or other collaboration agreements, or a merger or other strategic transaction. During the quarter, LION’s board of directors formed a Strategic Review Committee to evaluate various strategic alternatives to further enhance shareholder value. Subsequently, LION retained an investment banker to assist in the evaluation of a full range of strategic alternatives available to the Company. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. The negotiation or consummation of any of these transactions could be material to our financial condition and results of operations. We may need to raise additional capital through future financing to the extent necessary to fund such activities or simply to fund future operations if cash from operating activities is insufficient. Additional financing may not be available at all or on terms favorable to us.

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

          Revenue Recognition

          We recognize revenue from product sales or services provided when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the selling price is fixed or determinable, and collectibility is reasonably assured. For multiple-element arrangements, the Company applies Emerging Issues Task Force (“EITF”) Issue 00-21,

Revenue Arrangements with Multiple Deliverables that meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable.

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

          Income Taxes

          We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is not more likely than not, we will record a valuation allowance against deferred tax assets.

          Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. At December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4.1 million and $700,000, respectively, available to offset future income which expire in 2018 through 2026. The Company has established a valuation allowance of approximately $1.6 million as of December 31, 2006, the full amount of deferred tax assets. Utilization of these carryforwards could be limited due to a change of control in the Company’s ownership as defined by the Internal Revenue Code Section 382.

          Impairment of Goodwill

          We periodically assess goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Recently Issued Accounting Pronouncements

          Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. Based on Company management’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 1999 and thereafter, the tax years which remain subject to examination by federal and state tax jurisdictions since the Company has net operating loss carryforwards for the tax year ended December 31, 1999. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Although management is still evaluating the potential effects of SFAS No. 157, the adoption is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in our strategic direction, as well as developments beyond our control. We cannot assure you that our expectations will necessarily come to pass. Actual results could differ materially because of issues and uncertainties such as those listed below, in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

We have a limited history of profits and our future profitability remains uncertain. In addition, financial results for any particular period will not predict results for future periods.

          We are working toward a goal of revenue growth and sustained profitability. Annual revenues decreased to $13.7 million in 2006 from $15.8 million in 2005. We had ten consecutive quarters of profitability beginning with the third quarter of 2002 through the fourth quarter of 2004, but incurred a net loss for each of the first two quarters of 2005 before returning to profitability in the third and fourth quarters of 2005. We recorded a net loss of $1.3 million for 2006 compared to a net loss of $102,000 in the prior year. For the first six months of 2007, revenue was $6.0 million and our net loss was $1.7 million.

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

          Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line through the acquisition of Ignition assets and TRMS carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. Our larger customer contracts, which involve our LPX/Precision, Pipeline Tools and TRMS hedging services, typically have renewable successive one- and two-year terms. Revenue from these contracts comprised approximately 57% of our total revenue for the first six months of 2007.

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

          We experienced declining revenues and cash flows in 2006 and again in the first six months of 2007, which we attribute to challenging conditions in mortgage lending markets which, in turn, exert pressure on the lenders and brokers we serve. The mortgage lending environment is facing higher interest rates, falling refinance activity, rising home loan delinquency and foreclosure rates, industry pressure on sub prime lending and consolidations. Annual mortgage loan origination fell from a peak of $3.8 trillion in 2003 to an estimated $2.7 trillion in 2006, a decline of almost 30%. On a national level, the housing sector experienced a recession in 2006 with an 8% drop in existing-home sales and a 17% drop in new home sales. These factors may continue to affect the mortgage industry and adversely affect our revenues, and we cannot predict with accuracy how our quarterly and annual financial results will be impacted.

If we do not continue to innovate and provide products and services that are useful to our users and customers, we may not remain competitive, and our revenues and operating results could suffer.

          Our success depends on providing products and services that our users and customers use for a high quality Internet experience, and we face substantial competitive challenges in the changing mortgage industry and in each of our vertical markets. For the last two years, we have sought to substantially upgrade our technology into a scalable platform to enable us to develop and link a more robust set of products and services. Our competitors are constantly developing innovations in web search, web functionality, and online advertising along with providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our technology and our existing products and services and introduce new high-quality products and services that our users and customers can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then these users and customers may become dissatisfied and move to other competitors’ products. In addition, if we are unable to predict user and customer preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users and customers. Our operating results would also suffer if our innovations are not responsive to the needs of our users and customers, are not appropriately timed with market opportunity or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar or better than those generated by our products and services. This may force us to expend significant resources in order to remain competitive.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

          On December 15, 2006, the U.S. Securities and Exchange Commission (“SEC”) extended the date by which non-accelerated filers such as LION must begin filing a report by management assessing the effectiveness of the Company’s internal controls in their annual reports as required by Section 404(a). The compliance date for non-accelerated filers moved from fiscal years ending on or after July 15, 2007 to fiscal years ending on or after December 15, 2007. The SEC also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirements to include an auditor’s attestation report on internal controls in their annual reports, until the first annual report for a fiscal year ending on or after December 15, 2008.

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

          The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“Auditing Standard No. 2”) provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare, and our auditors may not agree with management’s assessments. We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

          During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls at December 31, 2008), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

          We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have a variety of registered Internet domain names. Regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. We currently have federally registered trademarks on LockPoint Xtra®, Lockpoint®, and Ratesheet Plus® and one pending patent; “User Interface for On-line Real Estate Service.”

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

          Our industry has experienced significant consolidation. LION’s board of directors through its Strategic Review Committee has authorized the Company to evaluate various strategic alternatives to further enhance shareholder value. LION has retained an investment banker to assist in the evaluation of a full range of strategic alternatives available to the Company. We may engage in discussions seeking ways to enhance our prospects through partnerships, alliances and mergers and acquisitions. From 2003 to 2004, for example, we consummated two acquisitions. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. The negotiation or consummation of any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies.

•	Diversion of management time and focus from operating our business to alliance, merger or acquisition integration challenges.

•	Cultural challenges associated with integrating employees from the acquired company into the acquiring organization.

•	Retaining employees from the businesses acquired.

•	The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

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

          The Company’s common stock trades on the OTC Bulletin Board under the symbol “LINN.” The trading price of our common stock has been historically volatile and will likely continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of strategic relationships, alliances, mergers or acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Disruption to our operations or our data centers.

•	The emergence of new sales channels in which we are unable to compete effectively.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board or management.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of common stock available for public sale.

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

          We are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls as of December 31, 2007. This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting. We intend to continue to refine and improve our internal controls on an ongoing basis. During this process, we may identify items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

          There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of our shareowners was held on June 20, 2007 in Bellevue, Washington. Our common stock was the only class of securities entitled to vote at the Annual Meeting. Only shareowners of record at the close of business on May 7, 2007 (“Record Date”) were entitled to receive notice and to vote at the Annual Meeting. As of the Record Date, there were 38,624,272 shares of common stock outstanding, each share entitled to one vote on each matter to be voted upon. There were 28,894,620 shares represented at the Annual Meeting in person or by proxy, representing 75 percent of the total number of shares outstanding.

PROPOSAL # 1 - Election of directors. The following directors were elected to serve on the LION Board of Directors for a one-year term. No other director’s term of office continued after the meeting. The vote was as follows:

Name	For	Withheld

John A. McMillan	18,400,208	1,977,989
J.C. “Tuck” Marshall	19,146,735	1,231,462
James D. Russo	19,961,347	686,850
David Stedman	19,275,059	1,103,138
Griffith J. Straw	19,144,559	1,233,638
Sam Ringer	19,037,372	9,857,248

PROPOSAL # 2 - Ratification of the selection of Grant Thornton LLP as the Company’s auditors for the fiscal year ending December 31, 2007. The proposal passed since the number of shares voted in favor of the proposal exceeded the number of shares voted against. The vote was as follows:

Proposal	For	Against	Abstain

Ratification of Grant Thornton LLP	28,634,290	128,026	132,304

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LION, Inc.

(Registrant)

Date: August 14, 2007	By:	/s/ David Stedman

David Stedman
Interim Chief Executive Officer