Form 10QSB
period 2007-09-30
LION INC/WA
filed 2007-11-14
CIK 941179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

   Commission file number 0-25159

LION, Inc.
(Exact name of small business issuer as specified in its charter)

Washington	91-2094375
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2801 Hollycroft St., Gig Harbor, WA	98335
(Address of principal executive offices)	(Zip code)

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

Yes ☐    No ☒

     As of November 8, 2007, there were 38,621,960 shares of the Company’s common stock outstanding.

     Transitional Small Business disclosure Format (check one):

Yes ☐    No ☒

LION, Inc.
Form 10 – QSB
For the Quarter Ended September 30, 2007

		PAGE
	INDEX	NUMBER
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited)
	and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three and nine
	months ended September 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2007 and 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	16

Item 3	Controls and Procedures	32

PART II	OTHER INFORMATION

Item 6	Exhibits	34

	Signatures	35

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LION, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,
	2007	December 31,
	(Unaudited)	2006
Current assets
Cash and cash equivalents	$5,661	$2,587
Short-term investments – available for sale securities	900	900
Accounts receivable, less allowance for doubtful accounts of
$181 and $67 in 2007 and 2006, respectively	695	1,101
Prepaid expenses and other	310	530
TRMS assets held for sale	977	2,353
Mortgage 101 assets held for sale	-	20

Total current assets	8,543	7,491

Property and equipment, net	933	498
Goodwill	-	274
Other assets	224	224

	$9,700	$8,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$483	$162
Accrued salaries and benefits	424	708
Accrued liabilities	442	267
Current maturities of long-term obligations	977	977
Deferred revenue	709	631
Total current liabilities	3,035	2,745

Long-term obligations, less current maturities	5	8
Total liabilities	3,040	2,753

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, par value $.001 per share; authorized 5,000,000
shares; none issued or outstanding	-	-
Common stock, par value $.001 per share; authorized
50,000,000 shares; 38,621,960 and 38,614,272 issued and
outstanding, respectively	39	39
Additional contributed capital	14,311	14,269
Accumulated deficit	(7,690)	(8,574)
	6,660	5,734
	$9,700	$8,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

LION, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$1,014	$1,399	$3,543	$4,347

Expenses
Direct costs	697	874	2,432	2,622
Selling and marketing	232	369	809	1,058
General and administrative	688	823	2,685	2,931
Research and development	331	394	1,098	1,266
Depreciation and amortization	105	107	301	342
Goodwill impairment	274	-	274	-
Total operating expenses	2,327	2,567	7,599	8,219
Operating loss	(1,313)	(1,168)	(4,056)	(3,872)

Other income (expense)
Interest expense	(20)	(20)	(59)	(59)
Interest income and other	35	48	101	127
Loss from continuing operations before tax	(1,298)	(1,140)	(4,014)	(3,804)
Income tax expense	-	-	(1)	-
Net loss from continuing operations	(1,298)	(1,140)	(4,015)	(3,804)

Income from discontinued operations before tax	3,890	928	4,961	2,877
Income tax provision	(56)	(3)	(62)	(9)
Income from discontinued operations	3,834	925	4,899	2,868
Net income (loss)	$2,536	$(215)	$884	$(936)

Basic net income (loss) per share:
Loss from continuing operations	$(.03)	$(.03)	$(.10)	$(.10)
Income from discontinued operations	.10	.02	.12	.08
Net income (loss)	$.07	$(.01)	$.02	$(.02)
Weighted average number of shares	38,616	38,505	38,616	38,479

Diluted net income (loss) per share:
Loss from continuing operations	$(.03)	$(.03)	$(.10)	$(.10)
Income from discontinued operations	.10	.02	.12	.08
Net income (loss)	$.07	$(.01)	$.02	$(.02)
Weighted average number of shares	38,644	38,505	38,661	38,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

LION, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$884	$(936)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	312	351
Impairment loss on TRMS business held for sale	1,366	-
Goodwill impairment	274	-
Change in allowance for doubtful accounts	113	(15)
Stock option and restricted stock expense	40	103
Gain on disposition of property and equipment	(14)	-
Gain on sale of Mortgage 101	(4,802)	-
Changes in assets and liabilities
Accounts receivable	293	75
Prepaid expenses and other	220	(97)
Accounts payable	321	140
Accrued salaries and benefits	(285)	38
Accrued liabilities	175	121
Deferred revenue	77	181
Net cash used in operating activities	(1,026)	(39)
Cash flows from investing activities
Purchase of available-for-sale securities	-	(100)
Capitalized software development costs	(398)	-
Proceeds from sale of Mortgage 101 – net of selling costs	4,818	-
Cash received on sale of fixed assets	14	-
Purchases of property and equipment	(334)	(96)
Net cash provided by (used in) investing activities	4,100	(196)
Cash flows from financing activities
Payments on long-term obligations	(3)	(24)
Proceeds from issuance of common stock and exercise of
stock options	3	6
Net cash used in financing activities	-	(18)
Net increase (decrease) in cash and cash equivalents	3,074	(253)
Cash and cash equivalents at beginning of period	2,587	3,371
Cash and cash equivalents at end of period	$5,661	$3,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
September 30, 2007

Note 1 – Description of business and summary of significant accounting policies

Description of business - LION, Inc. (the “Company” or “LION”), a Washington corporation, provides advanced business solutions that streamline the mortgage loan fulfillment process in the mortgage industry. LION provides an integrated technology platform offering online loan productivity tools featuring lender loan program and pricing databases, a suite of comprehensive website products and a pricing engine configured to served the broker/banker, community banks and large to medium sized lender.

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

Use of Estimates - In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowances for doubtful accounts, goodwill impairment, long-lived assets valuation, estimated useful lives and recoverability and realizability of deferred tax assets.

Reclassifications – In September 2007, we sold our Mortgage 101 website and certain related assets and also entered into a definitive agreement to sell certain assets related to our Tuttle Risk Management Services subsidiary (“TRMS”) and Pipeline Tools. The revenues and identifiable costs for Mortgage 101, TRMS (including impairment loss) and Pipeline Tools have been classified as discontinued operations for all periods presented in the condensed consolidated statements of operations. Additionally, certain assets for TRMS and Mortgage 101 have been classified as assets held for sale on the condensed consolidated balance sheet (see Note 2). Certain other prior year amounts on the condensed consolidated statements of cash flows have been reclassified to conform to current year presentations, however, there was no change to net cash provided by (used in) operating activities, investing activities or financing activities.

Revenue Recognition - LION generates revenue throughout the mortgage loan origination and fulfillment process. Subscription revenues are generated from mortgage brokers and agents who are provided electronic access to a database of mortgage offerings from LION’s proprietary network of lenders throughout the United States. LION also generates revenue from advertisers who pay marketing fees for ad banners and web site promotion. Additionally, fees are earned related to mortgage originator and lender web site development and hosting. Revenues from the Precision/LockPoint Xtra® product are generated primarily from transaction fees on locked loan volumes as well as fees for related website development and implementation.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
September 30, 2007

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

Net Loss Per Common Share - Basic income (loss) per common share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. The diluted share calculation for the three and nine months ended September 30, 2007 includes options to purchase 2,777,917 shares and for the three and nine months ended September 30, 2006 excludes options to purchase 4,157,417 shares due to their anti-dilutive effect.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
September 30, 2007

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

Recently Issued Accounting Pronouncements – Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. Based on Company management's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. Tax years subsequent to 2004 remain subject to examination by federal and state tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to the Company's financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Although management is still evaluating the potential effects of SFAS No. 159, the adoption is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
September 30, 2007

Note 2 – Discontinued operations

Leads Business Product Group

On September 28, 2007, we entered into and consummated an agreement with Internet Brands, Inc. (“Internet Brands”) for the sale to Internet Brands of the Company’s Mortgage 101 website and certain assets associated therewith. The agreement provides for payment of $5,000,000 which was received at closing and an additional payment of up to $350,000 by December 31, 2007, subject to a subsequent adjustment to reconcile certain revenues and customer deposits related to Mortgage 101 and to satisfy valid claims by Internet Brands against the Company under the indemnification provisions of the agreement. Internet Brands also will assume liabilities arising from the purchased assets after closing, including all post-closing liabilities for performance under the contracts assumed by Internet Brands in the transaction. The Company will provide transition services to Internet Brands to effect the timely delivery and installation of the technology platform, databases and software comprising Mortgage 101 during the 90 days after the closing (the “transition services”). At closing, the Company received $112,500 from Internet Brands as payment in advance for the estimated costs of providing the transition services (based on a detailed work plan), and paid Internet Brands $112,500 for estimated amounts of customer deposits for assumed contracts. The prepayment of transition services has been recorded as deferred income at September 30, 2007, to be recognized as income along with related expenses as services are provided. Subsequent to closing, the actual amount of customer deposits will be reconciled with cash being paid by the Company to Internet Brands if actual deposits are found to be in excess of estimated amounts (and vice versa if less). Accounts receivable for services provided prior to the close date have been retained by LION.

The gain on the sale approximates $4.8 million, representing the sales price of $5 million less related selling costs of $182,000, less the net book value of assets sold, which related to fixed assets and unamortized capitalized software and which together approximated $17,000, and has been recorded in the quarter ended September 30, 2007. Receipt of the additional $350,000 will be recognized as additional gain on sale upon receipt and related satisfactory completion of the transition services.

Mortgage 101, which is part of the LION segment, represents a component of an entity as set forth in Statement of Financial Accounting Standards No. 144 “Accounting for the impairment of disposal of long-lived assets” (“SFAS No. 144”). Accordingly, the results of operations relating to this component, including related gain on sale, are reported as discontinued operations in accordance with SFAS No. 144. Revenues relating to this discontinued component were $316,000 and $453,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.1 million and $1.5 million for the nine month periods then ended.

Capital Markets Product Group

On October 11, 2007, we entered into an Asset Purchase Agreement (the “Agreement”) with Compass Analytics, LLC (“Compass”). Under the Agreement, Compass will acquire the assets of TRMS, the Company’s capital markets product group, and LION’s Pipeline Tools software and related intellectual property (together, the “TRMS Business”), and will pay the Company $1.2 million to $1.3 million at closing, based on the value at closing of client revenues associated with the TRMS Business. In addition, the Agreement contemplates a contingent payment to the Company of up to $500,000 based on the value of client revenues associated with the TRMS Business six months after the closing date. The calculation of the value of client revenues will be based on a risk-sharing formula that discounts client revenues from month-to-month clients, late paying clients, clients that are encountering liquidity issues, and clients that

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
September 30, 2007

Note 2 – Discontinued operations - continued

have given termination notices to the Company. The transaction is expected to close during fourth quarter 2007.

The assets and liabilities of the TRMS Business to be sold have been classified as “held for sale” in our financial statements in accordance with SFAS No. 144. SFAS No. 144 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell. The Company took an impairment loss of $1.4 million for the TRMS segment at September 30, 2007. The results of operations relating to this component are reported as discontinued operations in accordance with SFAS No. 144. Revenues relating to this discontinued component were $1.3 million and $1.9 million for the three months ended September 30, 2007 and 2006, respectively, and $4.8 million and $6.0 million for the nine month periods then ended.

Income from discontinued operations is comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Income from operations of Mortgage 101,
including gain of $4,802 in 2007	$4,934	$208	$5,149	$657
Income (loss) from operations of TRMS
Business, including impairment provision
of $1,366 in 2007	(1,044)	720	(188)	2,220
Income from discontinued operations,
before income taxes	3,890	928	4,961	2,877
Income tax provision	(56)	(3)	(62)	(9)
Income from discontinued operations	$3,834	$925	$4,899	$2,868

Assets held for sale are as follows (in thousands):

	At	At
	September 30,	December 31,
	2007	2006
TRMS assets held for sale:
Goodwill	$950	$2,316
Property and Equipment, net	27	37
	$977	$2,353
Mortgage 101 assets held for sale:
Property and Equipment, net	$-	$20

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
September 30, 2007

Note 3 – Goodwill

Goodwill by reporting segment is as follows (in thousands):

	LION	TRMS	Consolidated
Balance as of December 31, 2006	$274	$2,316	$2,590
Impairment loss on TRMS Business held for sale	-	(1,366)	(1,366)
Reclassification to assets held for sale		(950)	(950)
Impairment loss	(274)	-	(274)
Balance at September 30, 2007	$-	$-	$-

Due to the significant decline in the mortgage industry during the third quarter of 2007, the Company viewed this as a trigger event and tested the goodwill for impairment at September 30, 2007 in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. As a result of the impairment test, a goodwill impairment loss of $274,000 was recognized for the LION segment during the third quarter of 2007. The fair value of the LION segment was estimated using the quoted market price of the Company at September 30, 2007 less the estimated fair value for the TRMS Business.

The adjustment to the TRMS segment totaling $1.4 million was the result of the impairment loss on the potential sale of the TRMS Business which is considered part of discontinued operations. The assets inclusive of the remaining goodwill totaling $950,000 have been reclassified to assets held for sale in our financial statements in accordance with SFAS No. 144.

Note 4 – Stock-based compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006 was $3,000 and $38,000, respectively, and for the nine months ended September 30, 2007 and 2006 was $40,000 and $103,000, respectively.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
September 30, 2007

Note 5 – Segment reporting

The Company has two operating segments, TRMS and the integrated software, services and lead generation businesses in which the Company is engaged which is referred to as the LION segment. We have entered into an Asset Purchase Agreement with Compass to sell TRMS including our Pipeline Tools technology which is expected to close during fourth quarter 2007. The assets for TRMS at September 30, 2007 are held for sale as reflected in the condensed consolidated balance sheets. In addition, the assets of Mortgage 101 were sold on September 28, 2007. The operating results of TRMS (the TRMS segment) and Mortgage 101 and Pipeline Tools (part of the LION segment) are included in discontinued operations in the condensed consolidated statements of operations.

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

	LION	TRMS	Consolidated
Three months ended September 30, 2007:
Revenues from external customers:
From continuing operations	$1,014	$-	$1,014
From discontinued operations	423	911	1,334
	1,437	911	2,348
Revenues from TRMS	633	-	-
Operating income (loss):
From continuing operations	(1,313)	-	(1,313)
From discontinued operations	39	(951)	(912)
	(1,274)	(951)	(2,225)

Three months ended September 30, 2006:
Revenues from external customers:
From continuing operations	$1,399	$-	$1,399
From discontinued operations	567	1,360	1,927
	1,966	1,360	3,326
Revenues from TRMS	906	-	-
Operating income (loss):
From continuing operations	(1,168)	-	(1,168)
From discontinued operations	70	858	928
	(1,098)	858	(240)

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
September 30, 2007

Note 5 – Segment reporting - continued

	LION	TRMS	Consolidated
Nine months ended September 30, 2007:
Revenues from external customers:
From continuing operations	$3,543	$-	$3,543
From discontinued operations	1,400	3,359	4,759
	4,943	3,359	8,302
Revenues from TRMS	2,197	-	-
Operating income (loss):
From continuing operations	(4,056)	-	(4,056)
From discontinued operations	(17)	176	159
	(4,073)	176	(3,897)

Nine months ended September 30, 2006:
Revenues from external customers:
From continuing operations	$4,347	$-	$4,347
From discontinued operations	1,779	4,271	6,050
	6,126	4,271	10,397
Revenues from TRMS	2,803	-	-
Operating income (loss):
From continuing operations	(3,872)	-	(3,872)
From discontinued operations	188	2,689	2,877
	(3,684)	2,689	(995)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating loss	$(2,225)	$(240)	$(3,897)	$(995)
Gain on sale of Mortgage 101	4,802	-	4,802	-
Other income – net	15	28	42	68
Income tax expense – net	(56)	(3)	(63)	(9)

Net income (loss) before income tax	$2,536	$(215)	$884	$(936)

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
September 30, 2007

The Company’s product groupings are comprised of Leads, Loans, and Capital Markets and associated revenues are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue from continuing operations:
Loans	$1,014	$1,399	$3,543	$4,347
Revenue included in discontinued operations
Leads	316	453	1,062	1,483
Capital Markets	1,018	1,474	3,697	4,567
	1,334	1,927	4,759	6,050

Total	$2,348	$3,326	$8,302	$10,397

The Leads product grouping (included in discontinued operations) consists of the Company’s Mortgage 101 product, which generates revenues from LION’s subscription and pay-per-lead based lead programs along with consumer-facing ad banner programs.

The Loans product grouping consists of Precision LION Broker (inclusive of LION Pro), Precision Access (formerly known as LION Pro Corporate), Retail Websites, and Precision LPX (LockPoint Xtra®). LION Pro revenues include lenders who participate in the underlying loan program database. Retail Website revenues consist of site development and hosting fees. Precision LPX revenues are generated from implementation fees with new customers, recurring monthly billings based on locked loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

The Capital Markets product grouping (included in discontinued operations) consists of Pipeline Tools and Risk Management Services. Pipeline Tools revenues are generated from implementation fees from new customers, recurring monthly billings based on closed loan volumes with monthly minimums which may vary from customer to customer, and custom development services. Risk Management Services are provided by TRMS and are generated by recurring monthly billings based on closed loan volumes with monthly minimums which may vary from customer to customer.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
September 30, 2007

Note 6 – Liquidity

The Company incurred a net loss of $4.0 million from continuing operations for the nine months ended September 30, 2007 and used cash from operations of approximately $1.0 Million. Cash provided by investing activities during the nine months ended September 30, 2007 approximated $4.1 million. The Company had approximately $6.6 million in cash, cash equivalents and short-term investments and working capital of $5.5 at September 30, 2007. Notes payable to former TRMS shareholders in the amount of $972,000 plus annual interest at 8% were paid in full in October 2007.

The Company has a history of recurring losses and negative cash flows which may continue. The Company expects to meet its future cash requirements through a combination of cash generated from operations and existing cash balances and short term investments. The Company cannot assure, however, that its business will generate sufficient cash flow from operations. Additional funds may be required to fund the operations of the Company and these funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may need to curtail operations significantly.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

     On September 28, 2007, we sold to Internet Brands, Inc. (“Internet Brands”) our Mortgage 101 website and certain assets associated therewith. The agreement provides for payment of $5,000,000 at closing and an additional payment of up to $350,000 by December 31, 2007, subject to a subsequent adjustment to reconcile certain revenues and customer deposits related to Mortgage 101 and to satisfy valid claims by Internet Brands against the Company under the indemnification provisions of the agreement. Internet Brands also will assume liabilities arising from the purchased assets after closing, including all post-closing liabilities for performance under the contracts assumed by Internet Brands in the transaction. Mortgage 101, which is part of the LION segment, is accounted for as a discontinued operation, and, accordingly, its results of operations and the gain on the sale of Mortgage 101 are reported separately in our financial statements.

     On October 11, 2007, we entered into an Asset Purchase Agreement (the “Agreement”) with Compass Analytics, LLC (“Compass”). Under the Agreement, Compass will acquire the assets of the Company’s Capital Markets product group, including LION’s Pipeline Tools software and related intellectual property (the “TRMS Business”). Under the Agreement, Compass will pay the Company between $1,200,000 and $1,325,000 at closing, based on the value at closing of client revenues associated with the TRMS Business. In addition, the Agreement contemplates a contingent payment to the Company of up to $500,000 based on the value of client revenues associated with the TRMS Business six months after the closing date. The calculation of the value of client revenues will be based on a risk-sharing formula that discounts client revenues from month-to-month clients, late paying clients, clients that are encountering liquidity issues, and clients that have given termination notices to the Company. The transaction is expected to close during fourth quarter 2007. At September 30, 2007, the assets and liabilities of the TRMS Business have been classified as “held for sale” in our financial statements in accordance with SFAS No. 144 and have been included in discontinued operations. SFAS No. 144 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell. Accordingly, we recorded an impairment loss in our TRMS segment totaling $1.4 million.

     Due to the significant decline in the mortgage industry during the third quarter of 2007, the Company viewed this as a trigger event and tested goodwill for impairment at September 30, 2007. As a result of the impairment test, a goodwill impairment loss of $274,000 was recognized for the LION segment during the third quarter of 2007.

     Going forward, our remaining business is comprised of our Loans product group. We provide software and services that enable mortgage loan brokers and lenders to increase their productivity in originating single family residential mortgage loans. Our flagship product, Precision LPX is a suite of products consisting of a loan pricing engine, a database of lender loan programs and pricing information, web enabled tools and other transactional services designed to enable large lenders to originate, price, and lock loans. Our Precision Access and Precision LION Broker product suites, which are based on the Precision LPX technology platform, are aimed at medium-sized lenders and individual brokers, respectively. Precision Access and Precision LION Broker substitute a simplified version of the software tools and features within the Precision LPX technology platform, but are identical to the Precision LPX product in most other respects. LION also designs, develops and hosts retail websites for mortgage lenders, origination companies, and individual mortgage brokers. Through integration with the Precision LPX technology platform, retail website customers can capture leads online, perform product eligibility, product pricing and locking all within a unified product offering.

     Our financial performance continues to be adversely affected by challenging conditions in the mortgage lending markets. Higher interest rates, falling refinance activity, rising home loan delinquency and foreclosure rates, and industry pressure on sub prime lending, continued to exert pressures on the lenders and brokers we serve. Revenue from continuing operations for third quarter 2007 totaled $1.0 million, a decrease of 28% from $1.4 million for the same quarter in the prior year. Revenue from continuing operations for the nine months ended September 30, 2007 totaled 3.5 million, a decrease of 18% from $4.3 million for the same period in the previous year.

     We have continued to implement our cost cutting plans that have been scheduled to be phased in throughout the year. We have reduced approximately 25% of our workforce, consolidated our Seattle and Denver operations into our Gig Harbor operations, and continue to reduce discretionary spending, occupancy costs and marketing. Reductions have been or will be made across all reporting units of the Company. The cost cuts are reflected in the third quarter expense results but more so in the fourth quarter. Achieving cost cutting and operational realignment is just one component of our strategy to reach profitability and positive cash flow. We launched the template version of our new retail website suite of products in early October 2007. A corporate solution for our new retail website product should launch in early 2008. We have taken a conservative approach regarding sales projections in view of the slower sales cycles that we have experienced over the past year, anticipating more aggressive sales occurring when market conditions improve. The depth and extent of our cost cutting efforts are predicated on these assumptions. If necessary we will make additional adjustments to achieve profitability from continuing operations.

     Operating expenses from continuing operations for third quarter 2007 decreased 9% to $2.3 million compared to $2.6 million for third quarter 2006 and for the nine months ended September 30, 2007 decreased 8% to $7.6 million compared to $8.2 million for the same period in the prior year. We reported net income for third quarter 2007 of $2.5 million or $.07 per share inclusive of a gain on the sale of Mortgage 101 of approximately $4.8 offset by an impairment of goodwill totaling $1.6 million compared to a net loss of $215,000 or $.01 per share for the same quarter in the prior year. Net income for the nine months ended September 30, 2007 was $884,000 or $.02 per share inclusive of the gain on the sale of Mortgage 101 which was offset by the goodwill impairment compared to a net loss of $936,000 or $.02 per share for the same period in the prior year.

     LION’s Strategic Review Committee continues to evaluate various strategic alternatives to further enhance shareholder value. We are currently using an investment banker to assist in the evaluation of a full range of strategic alternatives available to the Company. Strategic alternatives may include, without limitation, continued execution of the Company’s operating plan, the sale of some or all of the Company’s assets, partnering or other collaboration agreements, or a merger or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. The Company does not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or it has entered into a material definitive agreement.

     At September 30, 2007, we had approximately $6.6 million in cash, cash equivalents, and short-term investments. During the nine months ended September 30, 2007, net cash of $1.0 million was used in our operating activities primarily to fund operating losses and investing activities provided net cash of $4.1 million primarily as a result of the sale of Mortgage 101 which was offset by expenditures for our product initiatives and related datacenter upgrades. Product initiative and capital equipment expenditures are expected to be minimal during the fourth quarter. On October 13, 2007, we paid in full the promissory notes totaling $972,000 plus interest. However, we may continue to sustain significant operating losses and be unable to continue our operations without additional funding. See “Overall Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Revenues, Products and 2007 Plans

     Revenues from continuing operations include Precision LPX, which enables large lenders to originate, price, and lock loans; Precision Access and Precision LION Broker (including LION Pro), which are based on the Precision LPX technology platform and are aimed at medium-sized lenders and individual brokers, respectively; and Retail Websites for mortgage lenders, origination companies and individual mortgage brokers.

     We are in the process of making strategic changes to our products. A redesign of our LION Pro Corporate offering, now known as Precision Access, was launched in February 2007. Precision LION Broker, which includes LION Pro, was launched at the end of second quarter 2007. The template version of our new Retail Website product was launched in October 2007 with a corporate version expected to be launched in early 2008. In addition, our business-to-business Internet portal, Lioninc.com, was redesigned to accommodate the changes for Precision LION Broker and Retail Websites and also allow us to take advantage of a more traditional advertising model. The Lioninc.com redesign includes an e-commerce application to facilitate purchase and delivery of our more commoditized Precision LION Broker and template Retail Website products which allows our customers to order, pay for and use these products immediately after point of sale, requiring less of our resources and development time to maintain.

     Revenue from continuing operations decreased 28% to $1.0 million in third quarter 2007 compared to $1.4 million for third quarter 2007 and decreased 18% to $3.5 million for the nine months ended September 30, 2007 compared to $4.3 million for the same period in the prior year. We continue to see contraction in our mortgage broker and lender customer base resulting from higher interest rates, lower loan origination volumes, rising home loan delinquency and foreclosure rates, lender consolidation, mortgage brokers leaving the industry, and industry pressure on subprime lending. Our revenues from Precision LPX have increased $150,000 or 29% when comparing the year over year results, however, third quarter 2007 revenue compared to third quarter 2006 are flat. We continue to see signs that the sales cycle is getting longer.

Operating Expenses From Continuing Operations (dollars in thousands)

	Three months ended			Nine months ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Direct costs	$697	$874	(20)%	$2,432	$2,622	(7)%
Selling and marketing	232	369	(37)%	809	1,058	(23)%
General and administrative	688	823	(16)%	2,685	2,931	(8)%
Research and development	331	394	(16)%	1,098	1,266	(13)%
Depreciation and amortization	105	107	(2)%	301	342	(12)%
Goodwill impairment	274	-	-	274	-	-

Total operating expenses	$2,327	$2,567	(9)%	$7,599	$8,219	(8)%

Direct costs

     Direct costs are comprised primarily of website fulfillment, technology infrastructure support, product and contract support, and product deployment. Direct costs for third quarter 2007 decreased 20% to $697,000 compared to 874,000 for third quarter 2006 and for the nine months ended September 30, 2007 decreased 7% to $2.4 million compared to $2.6 million for the same period in the prior year. The decrease for the three and nine month comparative periods is due to a reduction in certain maintenance support services related to our production datacenters, lower lender database support costs, and fewer retail website deployment resources due to decreased volumes in retail website sales. This decrease was offset by additional resources required for the onboarding and support of new Precision LPX and Access customers.

Selling and Marketing

     Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses for third quarter 2007 decreased 37% to $232,000 compared to $369,000 for third quarter 2006 and for the nine month period ended September 30, 2007 decreased 23% to $809,000 compared to $1.1 million for the same period in the prior year. The decrease for the three and nine month periods was due primarily to a reduction in sales commissions and resources due to lower sales volume and fewer tradeshows attended.

General and Administrative

     General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses for third quarter 2007 decreased 16% to $688,000 compared to $823,000 for the same quarter in the prior year. The reduction was the result of lower salaries and stock option expense due to the resignation of our CEO effective April 2007 and reduced finance, accounting and administrative support costs and occupancy costs due to consolidation of offices. This decrease was offset by an increase in our bad debt expense for the quarter.

     General and administrative expenses for the nine months ended September 30, 2007 decreased 8% to $2.7 million compared to $2.9 million for the same period in the prior year. The decrease was primarily due to lower finance, accounting and administrative support costs and occupancy costs due to consolidation of offices; lower stock option expense due to the resignation of our CEO effective April 2007; and expenses included in 2006 that did not recur during 2007 for strategic undertakings and the accrual for the settlement of an unasserted possible claim. The overall decrease was offset by increased bad debt expense during the first nine months of 2007 and proxy contest costs and annual meeting expenses in June 2007.

Research and Development

     Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses for third quarter 2007 decreased 16% to $331,000 compared to $394,000 for third quarter 2006 and for the nine month period ended September 30, 2007 decreased 13% to $1.1 million compared to $1.3 million for the same period in the prior year. The decrease for the three and nine month periods is primarily a result of certain payroll costs capitalized on our LION Pro and Retail Website product initiatives and fewer resources needed as these initiatives are completed.

Depreciation and Amortization

     The decrease in depreciation and amortization expense for the three and nine month periods ended September 30, 2007 compared to the same periods in the prior year is the result of certain equipment, computers and software being fully depreciated during the first three quarters of 2006.

Interest Expense and Interest Income

     For the three and nine months ended September 30, 2007 and 2006, interest expense is primarily comprised of interest on 8% promissory notes totaling $972,000 related to the TRMS acquisition. These notes were paid in full in October 2007.

     For the three and nine months ended September 30, 2007 and 2006, interest income is comprised of interest earned on cash, cash equivalents and marketable securities. Interest earned decreased in the three and nine months ended September 30, 2007 compared to the same periods in the prior year due to a decrease in the amounts available for investment.

Operating Segments

     The Company has two operating segments, TRMS and the integrated software, services and lead generation businesses in which the Company is engaged which is referred to as the LION segment. We have entered into an Asset Purchase Agreement with Compass to sell TRMS including our Pipeline Tools technology sometime during fourth quarter 2007. In addition, the assets of Mortgage 101 were sold on September 28, 2007. The assets for TRMS at September 30, 2007 are held for sale as reflected in the condensed consolidated balance sheets. The operating results of TRMS (the TRMS segment) and Mortgage 101 and Pipeline Tools (part of the LION segment) are included in discontinued operations in the condensed consolidated statements of operations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
LION – continuing operations	$1,014	$1,399	$3,543	$4,347
LION – discontinued operations	423	567	1,400	1,779
	1,437	1,966	4,943	6,126
TRMS – discontinued operations	911	1,360	3,359	4,271
Total	$2,348	$3,326	$8,302	$10,397

Operating loss
LION – continuing operations	$(1,313)	$(1,168)	$(4,056)	$(3,872)
LION – discontinued operations	39	70	(17)	188
	(1,274)	(1,098)	(4,073)	(3,684)
TRMS – discontinued operations	(951)	858	176	2,689
Total	$(2,225)	$(240)	$(3,897)	$(995)

     The following comments combine the results for both continuing and discontinued operations. LION revenue for third quarter 2007 declined 27% to $1.4 million compared to $2.0 million for the same quarter in the prior year. Revenue for the nine month period ended September 30, 2007 declined 19% to $4.9 million compared to $6.1 million for the same period in the prior year. Our financial performance continues to be impacted by challenging conditions in the mortgage lending markets. Higher interest rates, declining refinance activity, rising home loan delinquency and foreclosure rates, lender consolidation, and industry pressure on subprime lending, combined to exert pressures on the lenders and brokers we serve. With the exception of Precision LPX (which was flat for the comparative quarters but increased in the comparative nine month periods, LION’s other products declined as a result of continued contraction in loan origination volumes for our broker and lender customers.

     LION operating expenses for third quarter 2007 declined 9% compared to third quarter 2007 due primarily to capitalization of research and development costs related to our product initiatives, reduction in lead advertising for Mortgage 101 as a result of reliance on organic generation of traffic, reduced sales commissions due to lower sales volume, and lower salaries and stock option expense. This decrease was offset by additional resources required for the onboarding and support of new Precision LPX customers and bad debt expense.

     LION operating expenses for the nine month period ended September 30, 2007 declined 8% compared to the same period in the prior year due the same reasons as noted above for the quarterly period.

     TRMS revenue for third quarter 2007 declined 33% to $900,000 compared to $1.4 million for the same quarter in the prior year. Revenue for the nine month period ended September 30, 2007 declined 21% to $3.4 million compared to $4.3 million for the same period in the prior year. There continues to be a sharp decline in industry mortgage volume which has adversely affected the fees we collect in connection with the variable pricing component of our pricing structure.

     TRMS operating expenses were relatively flat overall for third quarter 2007 compared to the same quarter in the prior year primarily due to bad debt experience and sales costs which were offset by lower software licensing fees paid to LION for use of the Pipeline Tools technology and reduced trade desk costs. The operating loss for the quarter is primarily due to decreasing revenues and bad debt expense.

     TRMS operating expenses increased for the nine month period ended September 30, 2007 compared to the same period in the prior year primarily due to increased trade errors during the first half of the year, bad debt expense and sales costs which were offset by lower software licensing fees paid to LION for use of the Pipeline Tools technology. The decreased operating income for the nine months ended September 30, 2007 compared to the prior year is primarily due to decreasing revenues, trade errors and bad debt expense.

FINANCIAL POSITION

     At September 30, 2007, we had approximately $5.7 million in cash and cash equivalents. Historically, we have funded our activities primarily from cash provided by operations, however our operating activities used cash during the first nine months of 2007. Other non-cash items are primarily comprised of depreciation and amortization, stock option and restricted stock expense, and change in allowance for doubtful accounts. The change in cash and cash equivalents is as follows (in thousands):

	Nine months ended
	September 30,
	2007	2006

Net income (loss)	$884	$(936)
Non-cash items:
Impairment loss on TRMS Business held for sale	1,366	-
Goodwill impairment	274	-
Gain on sale of Mortgage 101	(4,802)	-
Other	451	439
	(2,711)	439
Changes in working capital	801	458
Net cash provided by (used in) operating activities	(1,026)	(39)

Proceeds from sale of Mortgage 101	4,818	-
Other	(718)	(196)
Net cash provided by (used) in investing activities	4,100	(196)

Net cash provided by (used in) financing activities	-	(18)

Net increase (decrease) in cash and cash equivalents	3,074	(253)
Cash and cash equivalents at beginning of period	2,587	3,371
Cash and cash equivalents at end of period	$5,661	$3,118

Operating Activities

     During the nine months ended September 30, 2007, cash from operating activities decreased $1.0 million due to operating losses from reduced revenues, resources used for LION’s product initiatives, and decrease in accrued salaries and benefits as a result of down-sizing the Company’s organization. This decrease was offset primarily by an increase in accounts payable and accrued liabilities and decreases in accounts receivable and prepaids and other due to our normal business operating cycle.

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

Investing Activities

     During the nine months ended September 30, 2007, investing activities provided cash of $4.1 million which primarily consisted of proceeds from the sale of mortgage 101 totaling $4.8 million which was offset by hardware and software upgrades to our datacenters in advance of implementation of our product initiatives for LION Pro, Retail Websites and Mortgage 101 and capitalized software development costs from vendors and LION’s research and development resources related to these product initiatives.

     During the nine months ended September 30, 2006, investing activities used cash of $196,000, which consisted of the purchase of short-term available-for-sale securities totaling $100,000 with the remainder of the increase due to upgrades to computer hardware and software.

Financing Activities

     During the nine months ended September 30, 2007, there were no significant financing activities.

     During the nine months ended September 30, 2006, financing activities primarily related to payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades.

Overall Liquidity and Capital Resources

     The Company incurred a net loss of $4.0 million from continuing operations for the nine months ended September 30, 2007 and used cash from operations of approximately $1.0 Million. Cash provided by investing activities during the nine months ended September 30, 2007 approximated $4.1 million. The Company had approximately $6.6 million in cash, cash equivalents and short-term investments and working capital of $5.5 at September 30, 2007. Notes payable to former TRMS shareholders in the amount of $972,000 plus annual interest at 8% were paid in full in October 2007.

     The Company has a history of recurring losses and negative cash flows which may continue. The Company expects to meet its future cash requirements through a combination of cash generated from operations and existing cash balances and short term investments. The Company cannot assure, however, that its business will generate sufficient cash flow from operations. Additional funds may be required to fund the operations of the Company and these funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may need to curtail operations significantly.

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

     We are aggressively consolidating our operations and will continue to do so throughout the remainder of 2007 and into 2008 to reduce our underlying cost structure. This consolidation is designed to coincide with our product initiatives which we view as an important part of our growth plans for 2007 and beyond.

     Although we are currently not a party to any agreement with respect to investments in, or acquisitions of, other businesses, products, services or technologies with the exception of the Asset Purchase Agreement that we have signed for the sale of our TRMS Business which is expected to close during fourth quarter 2007, we regularly review and evaluate strategic opportunities, including those identified internally by us as well as unsolicited third party proposals that we may receive from time to time, which may involve the sale of some or all of our assets, partnering or other collaboration agreements, or a merger or other strategic transaction. Our Strategic Review Committee continues to evaluate various strategic alternatives to further enhance shareholder value. LION has retained an investment banker to assist in the evaluation of a full range of strategic alternatives available to the Company. Strategic alternatives may include, without limitation, continued execution of our operating plan, the sale of some or all of our continuing operations, partnering or other collaboration agreements, or a merger or other strategic transaction. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful, on attractive terms or enhance shareholder value. The negotiation or consummation of any of these transactions could be material to our financial condition and results of operations. We may need to raise additional capital through future financing to the extent necessary to fund such activities or simply to fund future operations if cash from operating activities is insufficient. Additional financing may not be available at all or on terms favorable to us.

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

Recently Issued Accounting Pronouncements

     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. Based on Company management's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. Tax years subsequent to 2004 remain subject to examination by federal and state tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to the Company's financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Although management is still evaluating the potential effects of SFAS No. 159, the adoption is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

We have a history of operating losses and our future profitability remains uncertain. In addition, financial results for any particular period will not predict results for future periods.

     We are working toward a goal of revenue growth and sustained profitability. However, over the last couple of years, annual and quarterly revenues have been decreasing as a result of mortgage brokers leaving the industry, lender consolidation and decreased loan origination activity. We have not achieved consistent profitability quarter over quarter or year over year during the same time period. While we show net income for the three and nine months ended September 30, 2007, this is primarily due to the gain on the sale of our Mortgage 101 Business during the third quarter.

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

Our cash flows from operations will be materially reduced due to discontinued operations; our capital resources may not be adequate to sustain operations

     During the nine months ended September 30, 2007, Mortgage 101 and TRMS together represented approximately 57% of our consolidated revenues and provided positive cash flows. On September 28, 2007, Mortgage 101 was sold, and at September 30, 2007, TRMS was classified as assets held for sale due to a prospective sale with an expected closing date during fourth quarter 2007. We do not have sufficient history to ascertain whether the remaining assets of the Loans product group will be viable going forward. We are undertaking an analysis of future cash flow streams, and cannot assure you that our business will generate sufficient cash flow from operations. Our inability to generate adequate revenues or cash flows will have a material adverse effect on our profitability, financial condition, and results of operations.

     At September 30, 2007, we had approximately $6.6 million in cash, cash equivalents, and short-term investments. On October 13, 2007, we paid in full the promissory notes totaling $972,000 plus interest. However, if we continue to sustain significant operating losses and negative cash flows, we may be unable to continue our operations without additional funding. Additional funds may not be available on favorable terms or at all. If adequate funds are not available, we may need to curtail operations significantly. The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If our auditors are uncertain as to whether we have the capability to continue our operations without additional funding, or if we determine we are unable to continue as a going concern, our financial statements would require adjustments relating to the recoverability and classification of our recorded asset amounts and the amount and classification of our liabilities.

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

     Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Our expanded product line carries with it the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. Our larger customer contracts, which involve our Precision LPX services, typically have renewable successive one- and two-year terms. Revenue from these contracts comprised approximately 28% of our total revenue from continuing operations for the first nine months of 2007.

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

Government Regulation

     Our mortgage pipeline risk management services which are included in discontinued operations and assets held for sale are provided by TRMS, a Commodity Trading Advisor registered with the Commodity Futures Trading Commission and the National Futures Association. Commodity Trading Advisors are subject to detailed disclosure, reporting, and recordkeeping requirements. The U.S. commodity markets are subject to on-going and substantial regulatory changes, and we cannot predict what statutory, administrative or exchange imposed restrictions may become applicable to or adversely affect TRMS in the future.

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

     We experienced declining revenues and cash flows in 2006 and again in the first nine months of 2007, which we attribute to challenging conditions in mortgage lending markets which, in turn, exert pressure on the lenders and brokers we serve. The mortgage lending environment is facing higher interest rates, falling refinance activity, rising home loan delinquency and foreclosure rates, industry pressure on sub prime lending and consolidations. Annual mortgage loan origination fell from a peak of $3.8 trillion in 2003 to an estimated $2.7 trillion in 2006, a decline of almost 30%. On a national level, the housing sector experienced a recession in 2006 with an 8% drop in existing-home sales and a 17% drop in new home sales. These factors may continue to affect the mortgage industry and adversely affect our revenues, and we cannot predict with accuracy how our quarterly and annual financial results will be impacted.

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

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, under current SEC rules, we will be required to furnish a report by our management assessing the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for our fiscal year ending December 31, 2007. In addition, we must comply with Section 404(b) requirements to provide an auditor’s attestation report on internal control over financial reporting beginning with our Annual Report on Form 10-KSB for our fiscal year ending December 31, 2008. The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board’s (“PCOAB”) Auditing Standard No. 5, adopted by the SEC on July 27, 2007, provides the professional standards and related performance guidance for auditors to report on the effectiveness of our internal controls over financial reporting under Section 404. Our assessment of internal controls over financial reporting requires us to make subjective judgments and, particularly because Standard No. 5 is newly effective, some of the judgments will be in areas that may be open to interpretation. We are currently performing the system and process documentation and evaluation needed to comply with Section 404.

     During this process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to state that we have maintained, in all material respects, effective internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports. That would likely have an adverse effect on our stock price.

     We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is very little precedent available by which to measure compliance with the new Auditing Standard No. 5. If we are not able to complete our assessment under Section 404 in a timely manner, we would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2007.

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

     Our industry has experienced significant consolidation. LION’s board of directors through its Strategic Review Committee continues to evaluate various strategic alternatives to further enhance shareholder value. We are currently utilizing an investment banker to assist in the evaluation of a full range of strategic alternatives available to us. Strategic alternatives may include, without limitation, continued execution of our operating plan, the sale of some or all of our continuing operations, partnering or other collaboration agreements, or a merger or other strategic transaction. From 2003 to 2004, for example, we consummated two acquisitions. This year we sold Mortgage 101 in third quarter 2007 and have agreed to sell our TRMS Business in fourth quarter 2007. There can be no assurance that the exploration of strategic alternatives will result in any additional agreements or transactions, or that, if completed, any agreements or transactions will be successful, on attractive terms or enhance shareholder value. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. We do not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or we have entered into a material definitive agreement. The negotiation or consummation of any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

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
  Retaining employees from the businesses acquired.
  The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

     The expected benefit of many of these strategic relationships may not materialize. Future alliances, mergers or acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

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

  Quarterly variations in our results of operations or those of our competitors.
  Announcements by us or our competitors of strategic relationships, alliances, mergers or acquisitions, new products, significant contracts, commercial relationships or capital commitments.
  Disruption to our operations or our data centers.
  The emergence of new sales channels in which we are unable to compete effectively.
  Our ability to develop and market new and enhanced products on a timely basis.
  Commencement of, or our involvement in, litigation.
  Any major change in our board or management.
  Changes in governmental regulations or in the status of our regulatory approvals.
  Recommendations by securities analysts or changes in earnings estimates.
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

ITEM 3A(T). CONTROLS AND PROCEDURES

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

     We are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for our fiscal year ended December 31, 2007. This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting. We intend to continue to refine and improve our internal controls on an ongoing basis. During this process, we may identify items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

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

LION, Inc.
(Registrant)

Date: November 14, 2007	By:	/s/ David Stedman
David Stedman
Interim Chief Executive Officer