Form 10KSB
period 2007-12-31
LION INC/WA
filed 2008-03-31
CIK 941179

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-25159

LION, Inc.
(Name of Small Business Issuer in its charter)

Washington	91-2094375
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2801 Hollycroft St., Gig Harbor, WA	98116
(Address of principal executive offices)	(Zip code)

(206) 577 - 1440
(Issuer’s telephone number)

Securities registered under Section 12 (b) of the Exchange Act

None

Securities registered pursuant to Section 12 (g) of the Exchange Act

Common Stock - $.001 par value

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 – KSB. [X]

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

          State issuer’s revenues for its most recent fiscal year $9,744,000

          The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 10, 2008 was approximately $2,772,000 based upon 30,794,558 shares held by such persons and the closing bid price of $.09 per share on that date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

          On March 10, 2008, approximately 38,626,335 shares of the Company’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          No documents are incorporated by reference.

          Transitional Small Business Disclosure Format (check one):
            Yes [   ] No [X]

LION, Inc.

FORM 10-KSB

For the Fiscal Year Ended December 31, 2007

INDEX

		Page
PART I
ITEM 1.	Description of Business	1
ITEM 2.	Description of Property	7
ITEM 3.	Legal Proceedings	7
ITEM 4.	Submission of Matters To a Vote of Security Holders	7

PART II
ITEM 5.	Market for Common Equity, Related Stockholder Matters and
	Purchases of Equity Securities	8
ITEM 6.	Management’s Discussion and Analysis	9
ITEM 7.	Financial Statements	30
ITEM 8.	Changes In and Disagreements With Accountants on Accounting
	and Financial Disclosure	57
ITEM 8A	Controls and Procedures	57
ITEM 8B	Other Information	58

PART III
ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and
	Corporate Governance; Compliance with Section 16(a) of the
	Exchange Act	59
ITEM 10.	Executive Compensation	63
ITEM 11.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	67
ITEM 12.	Certain Relationships and Related Transactions, and Director
	Independence	69
ITEM 13.	Exhibits	70
ITEM 14.	Principal Accounting Fees and Services	72
	Signatures	73

PART I

ITEM 1. DESCRIPTION OF BUSINESS

          LION, Inc. provides software and services that enable mortgage loan brokers and lenders to increase their productivity in originating single family residential mortgage loans. The Company’s flagship product, Precision LPX is a suite of products consisting of a loan pricing engine, a database of industry leading lenders’ loan programs and pricing information, web enabled tools and other transactional services designed to enable large lenders to originate, price, and lock loans. LION’s Precision Access and Precision Lion Broker product suites, which are based on the Precision LPX technology platform, are aimed at medium-sized lenders and individual brokers, respectively. Precision Lion Broker gives subscribing brokers access to LION’s well known, proprietary business-to business Internet portal, LION Broker (formerly known as LION Pro). LION also designs, develops and hosts retail websites for mortgage lenders, origination companies, and individual mortgage brokers.

          LION maintains executive offices at 2801 Hollycroft St., Gig Harbor, Washington 98335. Our telephone number is 206-577-1440. We maintain a website at www.lionmts.com. Our SEC reports can be accessed through the investor relations section of our website. There we make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission (“SEC”). These reports are also available from the SEC website at www.sec.gov. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Discontinued Operations

          On September 28, 2007, we sold our Mortgage 101 website and certain associated assets to Internet Brands, Inc. (“Internet Brands”) for cash in the amount of $5.35 million (of which $350,000 was subject to post-closing adjustment by December 31, 2007). Internet Brands also assumed liabilities arising from the purchased assets after closing, including all post-closing liabilities for performance under the assumed contracts.

          On November 15, 2007, we sold our TRMS business and certain associated assets, including our Pipeline Tools technology, to Compass Analytics, LLC (“Compass”) for cash in the amount of $1.267 million. In addition, the sale price contemplates a post-closing contingent payment to LION of up to $500,000 by May 15, 2008 based on the value of client revenues associated with the TRMS business six months after the closing date, subject to valid claims by Compass against the Company under the indemnification provisions of the agreement. Due in part to current serious operating and financial challenges in the mortgage industry, we cannot assure you that any portion of the post-closing contingent payment will be collected. Compass also assumed liabilities arising from the purchased assets after closing, including all post-closing liabilities for performance under the contracts assumed by Compass in the transaction.

          TRMS is a registered Commodity Trading Advisor and is reported as a separate operating segment. Both the TRMS segment and Mortgage 101 and Pipeline Tools (part of the LION segment) are accounted for as discontinued operations in the financial statements contained in this report.

          As such, throughout this report, “discontinued operations” refers to the TRMS segment, Mortgage 101 and Pipeline Tools, collectively. For the year ended December 31, 2007, LION generated revenue of approximately $9.744 million, including $4.256 million related to its TRMS and Pipeline Tools business, and $1.062 million related to its Mortgage 101 business. For further information on the discontinued operations see Note 2 to the Notes to the Consolidated Financial Statements included in Item 7 of this report.

Customers, Products and Services

          Precision LPX (“LPX”), also known as LockPoint Xtra®, is a suite of products consisting of a loan pricing engine, a database of a lender’s own loan programs and pricing information (the “Loan & Price Database”), web enabled tools and other transactional services designed to enable large lenders to originate, price, and lock loans. The pricing engine together with the database of the lender’s loan programs enables lenders to determine and transmit risk-based lockable loan prices to their own loan officers, brokers or correspondents. Lenders generally integrate the LPX pricing engine into their LOS and processing workflows, using the LPX pricing engine transactional services and various exports. In addition, lenders can tie the LPX Precision pricing and locking tool into their wholesale, retail, or correspondent lending website. Through utilizing the Precision LPX product suite of tools, lenders can automate the process of loan origination, product selection and eligibility, generate real-time risk based adjusted loan pricing, loan locking, and fulfillment.

          LION generates revenues from Precision LPX through implementation fees, recurring monthly billings based on locked loan volumes subject to monthly minimums, and custom development services. Contracts typically provide for a two year initial term followed by automatic renewals for successive one year terms.

          Precision Access is a repackaging of Precision LPX for community banks, small mortgage lenders who both fund and broker loans, and mortgage loan brokerage firms with multiple originators. Precision Access offers these small to medium-sized originators a simplified version of Precision LPX’s pricing engine. Large lenders, which originate loans for their own account, require a robust pricing engine that works on detailed data input and reduces human intervention in the pricing process. Brokerage firms, on the other hand, use pricing engines solely to determine product eligibility and pricing prior to submitting loan files to a lender for approval. As such, they require a less complicated and less expensive alternative.

          Precision Access also differs from Precision LPX in regard to the database of loan programs and pricing information. For Precision Access customers, LION builds and maintains a database which is designed for small and medium-sized originators. The database consists of the originator’s own loan programs, if any, and the loan programs of the originator’s lenders. LION also builds a private label website portal to contain Precision Access.

          Precision Access generates revenue from implementation fees, recurring monthly billings based on flat contract rates, and custom development services. Contracts typically provide for a two year initial term followed by automatic renewals for successive one year terms.

          Precision LION Broker repackages LPX for individual brokers. Like Precision Access, Precision Lion Broker uses a simplified version of LPX. However, rather than build for each individual broker a private label website to contain the pricing engine and related productivity tools, Precision LION Broker gives each broker access to LION’s proprietary Internet portal, LION Broker.

LION Broker also provides subscribers with access to all wholesale programs in the Loan & Price Database. The database together with the pricing engine enables originators to offer their customers real-time product eligibility and pricing information. In addition, the LION Broker portal contains information about lenders and provides access to lenders’ loan documents. LION Broker also contains the popular “Market Commentary” that is published twice each day, a “Market Snapshot,” which shows indicative pricing for treasury securities and forward pricing for FNMA and FHLMC MBS, and “Ratesheets on Demand,” which provides mortgage ratesheets for each of a lender’s loan programs. Finally, “LoanLink,” a loan exchange platform, enables brokers to quickly contact lenders for non-conforming, subprime, commercial and other niche loans.

          Precision LION Broker generates revenue from subscribing mortgage brokers and participating lenders. Subscribing brokers pay recurring monthly subscription fees. Participating lenders, who regard LION Broker as a vehicle to market themselves to brokers, pay LION for advertising through banner ads. Advertisers pay LION a flat fee, initially for a ninety day term, and thereafter monthly. Lenders also pay LION for heightened profiles on LION Broker and for marketing intelligence, such as the identification of brokers that visit lenders’ websites, search their ratesheets or examine other information about them on LION Broker.

          Retail Websites are offered to mortgage companies and individual originators to help them attract new customers, build brand identity, efficiently connect with service providers and better serve their borrowers. This product is intended to create and foster relationships between consumers and mortgage originators while enabling originators to more efficiently manage their online production channel and maximize the business value of their online operations. Template and custom design solutions deliver a combination of standard and custom content to customers each of whom may have multiple websites and Loan Officer pages. LION also sells Web tools to developers for the purpose of enabling them to integrate websites not developed by LION with LION’s retail website content library and various mortgage toolsets.

          In keeping with LION’s goal of offering many products from a single technology platform, the Company developed a new custom product which was released in October 2007. The new Retail Website FX product upgrades to a new platform that integrates many tools and features available through the Precision product suite. Customers can bundle the various services within the Precision LPX suite to create a custom package of features to meet their business needs. In addition to providing users with a more feature rich, price competitive product, the offering enables the customer to fully manage all content on its site.

          The retail website business generates revenue from custom design and template fees, setup and monthly hosting fees, administrative site management fees and the sale of related functionality tools.

Sales and Marketing

          Our principal customer base consists of mortgage brokers, lenders (wholesale, retail and correspondent), and industry affiliates. Our sales and marketing efforts are as follows:

          SALES FORCE. We maintain two professional sales groups in Denver and Gig Harbor. Each group is targeted toward a specific market segment representing corresponding product offerings. With our Precision product group, each sales group has the opportunity to sell this product, creating better synergies and up sell opportunities across all product lines. The sales associates are compensated on a commission basis largely derived from setup and hosting fees. Initial sales efforts are made through a combination of outbound calls following a marketing campaign, inbound phone inquires, and brokers who register online for services. For our more complex products with longer sales cycles, formal presentations are made through customer site visits or by multimedia conferencing achieved via the Internet.

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

Research and Development

We develop our own proprietary software for providing products and services to our customers. These efforts are funded primarily through operations. Research and development expense was approximately $1,448,000 and $1,649,000 for 2007 and 2006, respectively.

Competition

          LION competes in the highly diverse and competitive field of providing technology, products and services to the mortgage industry. The diversity of LION’s customer constituency, coupled with the fact that most of LION’s competitors are privately held companies that publish limited information about their performance, limit the number of companies against which LION can compare itself in a meaningful way.

          LION distinguishes itself through its ability to streamline the mortgage fulfillment process while providing the tools and technology to enhance the ability of its customers to market themselves to potential customers. LION sells directly to mortgage brokers through a telephonic and email sales effort, markets to realtors directly and through third parties and sells to mortgage originators and lenders through a professional sales staff.

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

          The field of competitors providing sophisticated lender pricing solutions that compete with our LockPoint Xtra® product has been expanded. LockPoint Xtra® provides hosted pricing capabilities coupled with loan application capture interfaces. It is differentiated from competitive products by integration of pricing interfaces with its central price engine.

Government Regulation

          Until discontinuing operations in November 2007, our mortgage pipeline risk management services were provided by TRMS, a Commodity Trading Advisor registered with the Commodity Futures Trading Commission and the National Futures Association. Commodity Trading Advisors are subject to detailed disclosure, reporting, and recordkeeping requirements.

          Our continuing operations are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations could impede the growth of the Internet or other online services which in turn could decrease the demand for our products and services, increase the cost of doing business, or otherwise have an adverse effect on our business, operating results or financial condition. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband Internet access, and the characteristics and quality of products and services not currently subject to direct regulation by any government agency. Other than regulations applicable to businesses generally, there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, the applicability to the Internet of existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy is developing. We cannot predict the impact, if any, that future regulation or regulatory changes might have on our business. Unfavorable resolution of these issues may harm our business, diminish the demand for our products and services or increase our cost of doing business.

Proprietary Rights

          We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have a variety of registered Internet domain names. Regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. We currently have federally registered trademarks on LockPoint Xtra® and Lockpoint®.

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

Employees

          At December 31, 2007, we had 45 employees of which 40 were full-time. There are 5 commissioned marketing associates. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, customer service and administrative organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

          Our executive offices are located in Gig Harbor, Washington, where we currently lease approximately 8,376 square feet. We also use this space for research and development, computer information services, product support, sales, and related business use. The lease expires on March 31, 2009. There is a renewal option for one 5-year term.

          We currently lease 7,534 square feet of office space in San Rafael, California. We discontinued using this space during fourth quarter 2007 after the sale of our TRMS business. We currently sublease 37 percent of the space to the acquirer of the TRMS business and are in the process of sub-leasing the remaining space. The lease expires on July 17, 2010.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

          The Company’s common stock trades on the OTC Bulletin Board under the symbol “LINN.” The range of high and low bid prices for the Company’s common stock for each quarter during the two most recent fiscal years is as follows:

Fiscal Year Ended December 31,	2007		2006
	High	Low	High	Low
First Quarter	$0.30	$0.18	$0.41	$0.30
Second Quarter	0.26	0.12	0.50	0.30
Third Quarter	0.20	0.06	0.36	0.24
Fourth Quarter	0.13	0.07	0.35	0.25

          This table reflects the range of high and low bid prices for our common stock during the indicated periods, as published by the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

          There were approximately 1,346 holders of record of our common stock as of March 10, 2008. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

          On September 28, 2007, we sold our Mortgage 101 website and certain assets to Internet Brands, Inc. (“Internet Brands”). The agreement provided for payment of $5,000,000 at closing and an additional payment of up to $350,000 by December 31, 2007, subject to a subsequent adjustment to reconcile certain revenues and customer deposits related to Mortgage 101 and to satisfy valid claims by Internet Brands against the Company under the indemnification provisions of the agreement. Internet Brands also assumed liabilities arising from the purchased assets after closing, including all post-closing liabilities for performance under the contracts assumed by Internet Brands in the transaction. Of the additional payment of $350,000, $319,000 was received by December 31, 2007 with the balance in early January 2008. Mortgage 101, which is part of the LION segment, is accounted for as a discontinued operation, and, accordingly, its results of operations and the gain on the sale of Mortgage 101 are reported separately in our financial statements.

          On November 15, 2007, we completed the sale of the Company’s TRMS business and certain assets to Compass Analytics, LLC (“Compass”). Compass paid $1,266,921 to the Company at closing, based on the value at closing of client revenues associated with the TRMS business. In addition, the agreement contemplates a post-closing contingent payment to the Company of up to $500,000 based on the value of client revenues associated with the TRMS business six months after the closing date, subject to valid claims by Compass against the Company under the indemnification provisions of the agreement. Due in part to current serious operating and financial challenges in the mortgage industry, we cannot assure you that any portion of the post-closing contingent payment will be collected. Compass also assumed liabilities arising from the purchased assets after closing, including all post-closing liabilities for performance under the contracts assumed by Compass in the transaction. The agreement contains indemnities by the parties for breaches of representations, warranties, and covenants made by each party in the agreement. At September 30, 2007, the TRMS business was considered an asset group held for sale per SFAS No. 144. SFAS No. 144 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell. Accordingly, we recorded an impairment loss in our TRMS segment during third quarter 2007 totaling $1.4 million. The TRMS business, which is primarily comprised of the TRMS segment, is accounted for as a discontinued operation, and, accordingly, its results of operations, the impairment loss, and the gain on the sale are reported separately in our financial statements.

          Due to the significant decline in the mortgage industry during the third quarter of 2007, the Company viewed this as a trigger event and tested goodwill for impairment at September 30, 2007. As a result of the impairment test, a goodwill impairment loss of $274,000 was recognized for the LION segment during the third quarter of 2007.

          In connection with our restructuring efforts during fourth quarter 2007, it was determined that estimated undiscounted future cash flows from continuing operations from the use of our fixed assets, including disposition, would be less than the carrying value of the fixed assets. Accordingly, the Company incurred a non-cash charge for impairment of fixed assets totaling $549,000. The remaining net book value of these operating assets is classified as “Property and Equipment” in the consolidated balance sheets.

          Throughout this report, “discontinued operations” refers to the TRMS segment, Mortgage 101 and Pipeline Tools, collectively. For the year ended December 31, 2007, LION generated revenue of approximately $9.744 million, including $4.256 million related to its TRMS operating segment and Pipeline Tools, and $1.062 million related to its Mortgage 101 business. For further information on the discontinued operations see Note 2 to the Notes to the Consolidated Financial Statements included in Item 7 of this report.

          Going forward, our remaining business is comprised of our Loans product group. We provide software and services that enable mortgage loan brokers and lenders to increase their productivity in originating single family residential mortgage loans. Our flagship product, Precision LPX is a suite of products consisting of a loan pricing engine, a database of industry leading lenders’ loan programs and pricing information, web enabled tools and other transactional services designed to enable large lenders to originate, price, and lock loans. LION’s Precision Access and Precision Lion Broker product suites, which are based on the Precision LPX technology platform, are aimed at medium-sized lenders and individual brokers, respectively. Precision Lion Broker gives subscribing brokers access to LION’s well known, proprietary business-to-business Internet portal, LION Broker (formerly known as LION Pro). LION also designs, develops and hosts retail websites for mortgage lenders, origination companies, and individual mortgage brokers.

          Our financial performance continues to be adversely affected by challenging conditions in the mortgage lending markets. Higher interest rates, falling refinance activity, rising home loan delinquency and foreclosure rates, and industry pressure on subprime lending, continued to exert pressures on the lenders and brokers we serve. Revenue from continuing operations for 2007 totaled $4.4 million, a decrease of 23% from $5.7 million for 2006.

          We have continued to implement our cost cutting plans that have been scheduled to be phased in throughout 2007 and into 2008. We have reduced approximately 60% of our workforce year over year, consolidated our Seattle, San Rafael and Denver operations into our Gig Harbor operations, and continue to reduce discretionary spending, occupancy costs and marketing. Reductions have been made across all reporting units of the Company. Achieving cost cutting and operational realignment is just one component of our strategy. A redesign of our LION Pro Corporate offering, now known as Precision Access, was launched in February 2007. Precision LION Broker, which includes LION Pro, was launched at the end of second quarter 2007. We launched the custom version of our new retail website suite of products in early October 2007.

          Operating expenses from continuing operations for fourth quarter 2007 decreased 5% to $2.4 million compared to $2.5 million for fourth quarter 2006. The decrease was offset by an impairment loss on fixed assets totaling $549,000 in fourth quarter 2007. For the year 2007, operating expenses decreased 8% to $9.9 million compared to $10.7 million for the prior year. We reported net income for 2007 of $126,000 inclusive of a gain on the sale of Mortgage 101 of approximately $5.2 million offset by an impairment of goodwill totaling $1.6 million and impairment of fixed assets totaling $549,000 compared to a net loss of $1.3 million or $.03 per share for 2006.

          Our Strategic Review Committee continues to evaluate a full range of strategic alternatives available to the Company. The Committee is currently using an investment banker to assist in this process. Strategic alternatives may include, without limitation, continued execution of the Company’s operating plan, partnering or other collaboration agreements, a merger or other strategic transaction, the sale of some or all of the Company’s remaining assets, or discontinuing our operations and distributing our remaining available assets to shareholders. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. The Company typically will not disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or it has entered into a material definitive agreement.

          In March 2008, we entered into negotiations to sell the remaining assets of the Company. If current negotiations result in a definitive agreement which is acceptable to the Board of Directors, it is anticipated that the asset-disposition transaction would be presented to LION’s shareholders for approval.

          In February 2008, auctions failed for $1.3 million of our auction rate securities, and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not do so. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We do not believe these securities are currently impaired, primarily due to the collateral guarantees and AAA ratings of the underlying securities. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan. As of December 31, 2007, the Company held $1.3 million of auction rate securities which are included in long-term investments available for sale in the consolidated balance sheets.

RESULTS OF OPERATONS (dollars in thousands, except per share data)

	For the year ended
	December 31,
	2007	2006
Revenues	$4,426	$5,723
Operating expenses	9,889	(10,704)
Operating loss	(5,463)	(4,981)
Other income – net	117	95
Loss from continuing operations before tax	(5,346)	(4,886)
Income tax benefit (expense)	13	(145)
Net loss from continuing operations	(5,333)	(5,031)
Income from discontinued operations net of tax	5,459	3,711
Net income (loss)	$126	$(1,320)
Net income (loss) per common share, basic and diluted	$-	$(.03)

Revenues and products from continuing operations

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

          We are continuing to make strategic changes to our products. A redesign of our LION Pro Corporate offering, now known as Precision Access, was launched in February 2007. Precision LION

Broker, which includes LION Pro, was launched at the end of second quarter 2007. The custom version of our new Retail Website product was launched in October 2007. In addition, our business-to-business Internet portal, Lioninc.com, was redesigned to accommodate the changes for Precision LION Broker and Retail Websites and also allow us to take advantage of a more traditional advertising model. The Lioninc.com redesign includes an e-commerce application to facilitate purchase and delivery of our more commoditized Precision LION Broker and template Retail Website products which allows our customers to order, pay for and use these products immediately after point of sale, requiring less of our resources and development time to maintain.

          Revenue from continuing operations decreased 23% to $4.4 million in 2007 compared to $5.7 million for 2006. We continue to see contraction in our mortgage broker and lender customer base resulting from higher interest rates, lower loan origination volumes, rising home loan delinquency and foreclosure rates, lender consolidation, mortgage brokers leaving the industry, and industry pressure on subprime lending. While our revenues from Precision LPX have increased $100,000 or 14% when comparing the year over year results, fourth quarter 2007 revenue compared to the previous quarter are flat. We continue to see signs that the sales cycle is getting longer.

Operating expenses from continuing operations (dollars in thousands)

				%
	2007	2006	Change	Change
Direct costs	$3,093	$3,505	$(412)	(12)%
Selling and marketing	982	1,359	(377)	(28)%
General and administrative	3,237	3,806	(569)	(15)%
Research and development	1,448	1,649	(201)	(12)%
Depreciation and amortization	306	385	(79)	(20)%
Fixed asset impairment	549	-	549	NA
Goodwill impairment	274	-	274	NA
Total operating expenses	$9,889	$10,704	$(815)	(8)%

Direct costs

          Direct costs are comprised primarily of website fulfillment, technology infrastructure support, product and contract support, and product deployment. Direct costs for 2007 decreased 12% to $3.1 million compared to $3.5 million for 2006. The decrease is primarily due to a reduction in certain maintenance support services related to our production datacenters, lower lender database support costs, and fewer retail website deployment resources due to decreased volumes in retail website sales.

Selling and Marketing

          Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses for 2007 decreased 28% to $982,000 compared to $1.4 million for 2006. The decrease is due primarily to a reduction in sales commissions and resources due to lower sales volume, lower advertising and fewer tradeshows attended.

General and Administrative

         General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses for 2007 decreased 15% to $3.2 million compared to $3.8 million for 2006. The decrease was primarily due to lower finance, accounting and administrative support costs and occupancy costs due to consolidation of offices; lower stock option expense as a result of the resignation of our CEO effective April 2007 and no new grants of stock options to non-employee directors during 2007; and expenses included in 2006 that did not recur during 2007 for strategic undertakings and the accrual for the settlement of an unasserted possible claim. The overall decrease was offset by increased bad debt expense throughout 2007.

Research and Development

          Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses for 2007 decreased 12% to $1.4 million compared to $1.6 million for 2006. The decrease is primarily a result of certain payroll costs capitalized on our Precision LION Broker (inclusive of LION Pro) and Retail Website product initiatives and fewer resources needed as these initiatives are completed.

Depreciation and Amortization

          The decrease in depreciation and amortization expense for 2007 compared to the prior year is the result of certain equipment, computers and software being fully depreciated at the end of 2006.

Impairment of Goodwill and Fixed Assets

          The Company tested goodwill for impairment at September 30, 2007. As a result of the impairment test, a goodwill impairment loss of $274,000 was recognized for the LION segment during the third quarter of 2007. There was no impairment charge in 2006.

          In connection with our restructuring efforts during fourth quarter 2007, it was determined that estimated undiscounted future cash flows from continuing operations from the use of our fixed assets, including disposition, would be less than the carrying value of the fixed assets. Accordingly, the Company incurred a non-cash charge for impairment of fixed assets totaling $549,000. The remaining net book value of these operating assets is classified as “Property and Equipment” in the consolidated balance sheets.

Interest Expense and Interest Income

          For 2007 and 2006, interest expense is primarily comprised of interest on 8% promissory notes totaling $972,000 related to the TRMS acquisition in October 2004. The decrease in interest expense in 2007 compared to the prior year is due to the payment in full of these notes in October 2007.

          For 2007 and 2006, interest income is comprised of interest earned on cash, cash equivalents and marketable securities. Interest earned increased slightly in 2007 due to cash proceeds from the sale of Mortgage 101 in late September 2007 and the sale of the TRMS business in mid-November 2007.

Income Tax Expense

          The income tax expense for 2007 was $79,000 compared to income tax expense of $161,000 for the prior year from both continuing and discontinued operations. The 38.5% effective tax rate for 2007 is primarily due to payment of AMT and certain minimum state LLC fees and taxes which were offset by a federal income tax refund. The (14)% effective tax rate for 2006 is primarily due to payment of certain minimum state LLC fees and taxes and the recording of full deferred tax valuation allowances totaling $150,000 due to the uncertainty of realization.

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

Operating Segments

          Throughout most of 2007, the Company had two operating segments, TRMS and the integrated software, services and lead generation businesses in which the Company is engaged which is referred to as the LION segment. On November 15, 2007 we consummated the sale of TRMS including our Pipeline Tools technology. In addition, the assets of Mortgage 101 were sold on September 28, 2007. The operating results of TRMS (the TRMS segment) and Mortgage 101 and Pipeline Tools (part of the LION segment) are included in discontinued operations in the consolidated statements of operations.

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

	2007	2006
Revenue
LION – continuing operations	$4,426	$5,723
LION – discontinued operations	1,447	2,294
	5,873	8,017
TRMS – discontinued operations	3,871	5,685
Total	$9,744	$13,702

Operating income (loss)
LION – continuing operations	$(5,463)	$(4,981)
LION – discontinued operations	(200)	135
	(5,663)	(4,846)
TRMS – discontinued operations	501	3,592
Total	$(5,162)	$(1,254)

          The following discussion relates to the combined results for both continuing and discontinued operations in the LION segment. LION revenue for 2007 declined 38% to $5.9 million compared to $8.0 million for 2006. Our financial performance continued to be impacted by challenging conditions in the mortgage lending markets. With the exception of Precision LPX (which was flat for fourth quarter 2007 compared to the previous quarter but increased year over year), LION’s other products declined as a result of continued contraction in loan origination volumes for our broker and lender customers.

          LION operating expenses for 2007 remained unchanged compared to 2006, however, 2007 included an impairment loss on goodwill of $274,000, an impairment loss on fixed assets of $549,000, and increased bad debt expense which were offset by a cost reduction from capitalization of research and development costs related to our product initiatives, reduction in lead advertising for Mortgage 101 as a result of reliance on organic generation of traffic, reduced sales commissions due to lower sales volume, and lower salaries and stock option expense.

          TRMS revenue for 2007 declined 32% to $3.9 million compared to $5.7 million for the prior year. There continued to be a sharp decline in industry mortgage volume which has adversely affected the fees we collected in connection with the variable pricing component of our pricing structure.

          TRMS operating expenses for 2007 declined 4% compared to 2006 due primarily to increased trade errors during the first half of the year, bad debt expense and sales costs which were offset by lower software licensing fees paid to LION for use of the Pipeline Tools technology. The decreased operating income for 2007 compared to the prior year is primarily due to decreasing revenues, trade errors and bad debt expense.

FINANCIAL POSITION

          December 31, 2007, we had approximately $4.9 million in cash and cash equivalents. Historically, we have funded our activities primarily from cash provided by operations, however our operating activities used cash during 2007. Other non-cash items are primarily comprised of depreciation and amortization, stock option and restricted stock expense, and change in allowance for doubtful accounts. The change in cash and cash equivalents is as follows (in thousands):

	2007	2006

Net income (loss)	$126	$(1,320)
Non-cash items:
Impairment loss on TRMS Business held for sale	1,366	-
Goodwill impairment	274	-
Fixed asset impairment	549	-
Gain on sale of Mortgage 101	(5,244)	-
Other	481	725
	(2,448)	(595)
Changes in working capital	499	61
Net cash used in operating activities	(1,949)	(534)

Proceeds from sale of Mortgage 101 assets	5,260	-
Proceeds from sale of TRMS assets	1,061
Other	(1,108)	(241)
Net cash provided by (used) in investing activities	5,213	(241)

Payment of long-term obligations	(976)	(25)
Other	4	16
Net cash used in financing activities	(972)	(9)

Net increase (decrease) in cash and cash equivalents	2,292	(784)
Cash and cash equivalents at beginning of period	2,587	3,371
Cash and cash equivalents at end of period	$4,879	$2,587

Operating Activities

          During 2007, cash from operating activities decreased due to operating losses from reduced revenues, resources used for LION’s product initiatives, a decrease in accrued salaries and benefits as a result of down-sizing the Company’s organization, and a decrease in deferred revenue due to the loss of several large lender customers. This decrease was offset primarily by an increase in accounts payable and accrued liabilities, increases in payments on customer contracts and decreases in prepaids and other assets due primarily to reductions in various maintenance agreements related to our datacenters.

          During 2006, cash from operating activities decreased due to operating losses from reduced revenues, payments on strategic undertakings, settlement of an unasserted possible claim relating to the Company’s use of third-party intellectual property, and decreases in accounts payable due to our normal business operating cycle. This decrease was offset primarily by increases in payments on customer contracts.

Investing Activities

          During 2007, investing activities provided cash of $5.2 million which primarily consisted of proceeds from the sale of Mortgage 101 assets totaling $5.3 million and the sale of TRMS assets totaling $1.1 million which were offset by hardware and software upgrades to our datacenters in advance of implementation of our product initiatives for LION Pro, Retail Websites and Mortgage 101 totaling $334,000, capitalized software development costs from vendors and LION’s research and development resources related to these product initiatives totaling $388,000, and the purchase of available-for-sale securities totaling $400,000.

          During 2006, investing activities used cash of $241,000, which consisted of the purchase of short-term available-for-sale securities totaling $100,000 with the remainder of the increase due to upgrades to computer hardware and software.

Financing Activities

          During 2007, financing activities primarily related to payments in October 2007 on 8% promissory notes totaling $972,000 related to the TRMS acquisition.

          During 2006, financing activities primarily related to payments on capitalized lease obligations related to the acquisition of application and database software, computers, servers, furniture and telecommunications systems upgrades which were offset by proceeds from the exercise of stock options.

Overall Liquidity and Capital Resources

          We incurred a net loss of $5.3 million from continuing operations for 2007 and used cash from operations of approximately $1.9 million. Cash provided by investing activities during 2007 approximated $5.2 million. Cash used in financing activities approximated $972,000 for payment in full of promissory notes. LION had approximately $4.9 million in cash and cash equivalents and working capital of $4.4 million at December 31, 2007.

          In February 2008, auctions failed for $1.3 million of our auction rate securities, and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not do so. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We do not believe these securities are currently impaired, primarily due to the collateral guarantees and AAA ratings of the underlying securities. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan. As of December 31, 2007, the Company held $1.3 million of auction rate securities which are included in long-term investments available for sale in the consolidated balance sheets.

          As a result of the disposition of our discontinued operations, we have sufficient cash reserves to satisfy our liabilities and maintain operations through 2008. However, over the last two fiscal years we have experienced declining revenues, material losses and negative cash flows which may continue. We are aggressively consolidating our operations and will continue to do so during 2008 to reduce our underlying cost structure. We typically expect to meet our future cash requirements through a combination of cash generated from operations, existing cash balances and investments. There can be no assurance, however, that our business will generate sufficient cash flow from operations. Additional funds may be required to fund our operations and these funds may not be available on favorable terms or at all. If adequate funds are not available, we may need to curtail operations significantly.

          The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should LION be unable to continue as a going concern.

          We regularly review and evaluate strategic opportunities, including those identified internally by us as well as unsolicited third party proposals. Our Strategic Review Committee continues to evaluate a full range of strategic alternatives available to the Company. The Committee is currently using an investment banker to assist in this process. Strategic alternatives may include, without limitation, continued execution of our operating plan, partnering or other collaboration agreements, a merger or other strategic transaction, the sale of some or all of our remaining assets, or discontinuing our operations and distributing our remaining available assets to shareholders. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful, on attractive terms or enhance shareholder value. The negotiation or consummation of any of these transactions could be material to our financial condition and results of operations.

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

          Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. At December 31, 2007, the Company had net operating loss carryforwards for federal tax purposes of approximately $2.0 million available to offset future income which expire in 2018 through 2027. The Company has established a valuation allowance of approximately $1.0 million as of December 31, 2007, the full amount of the net deferred tax assets. Utilization of these carryforwards could be limited due to a change of control in the Company’s ownership as defined by the Internal Revenue Code Section 382.

          Impairment of Long-Lived Assets

          The Company reviews long-lived assets for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based on a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available.

          Impairment of Goodwill

          We periodically assess goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset or other valuation methods. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Although management is still evaluating the potential effects of SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b, the partial adoption is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. Management is currently evaluating the potential impact of the adoption of SFAS 141R on the Company’s financial position, results of operations, or cash flows.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective beginning January 1, 2009. Management is currently evaluating the potential impact of the adoption of SFAS 160 on the Company’s financial position, results of operations, or cash flows.

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-KSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in the Company’s strategic direction, as well as developments beyond the Company’s control. We cannot assure you that our expectations will necessarily come to pass. Actual results could differ materially because of issues and uncertainties such as those discussed below and elsewhere in this report, including the sections entitled “Competition,” “Proprietary Rights,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

We have a history of operating losses and our future profitability remains uncertain. In addition, financial results for any particular period will not predict results for future periods.

          Over the last couple of years, annual and quarterly revenues have been decreasing as a result of mortgage brokers leaving the industry, lender consolidation and decreased loan origination activity. We have not achieved consistent profitability quarter over quarter or year over year during the same time period. While we show net income for the year ended December 31, 2007, this is primarily due to the gain on the sale of our Mortgage 101 business during the third quarter of 2007.

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

The current disruption in the housing, mortgage finance and credit markets has adversely affected our business and created uncertainty. Our business is also materially affected by economic conditions generally, both in the U.S. and elsewhere around the world.

          The current global credit crisis and downturn in the mortgage industry is expected to continue to adversely affect our business and financial results. The challenging conditions in the mortgage lending markets have exerted pressure across various mortgage sectors, including the lenders and brokers we serve. Many companies operating in the mortgage sector have failed and others are facing serious operating and financial challenges. During 2007, the mortgage industry and the residential housing market were adversely affected by higher interest rates, falling property prices and refinance activity, and a significant increase in the number of subprime mortgage delinquencies. At the same time, many mortgage securities have been downgraded and delinquencies and credit performance of mortgage loans in the industry have deteriorated. The current disruption in the U.S. economy in general and the housing and mortgage markets in particular is expected to continue and worsen in 2008. In particular, we expect that the onset of a recession, either in the United States as a whole or in specific regions of the country, would adversely affect our business and financial results. We may be further adversely affected by changes in general market and economic conditions abroad. These conditions include short-term and long-term interest rates, the value of the U.S. dollar compared with the value of foreign currencies, the rate of inflation, fluctuations in both the debt and equity capital markets, and the strength of the U.S. national economy and economies of other countries with investors that hold our debt. In addition, a variety of legislative, regulatory and other proposals have been or may be introduced in an effort to address the disruption. Depending on the scope and nature of legislative, regulatory or other initiatives, if any, that are adopted to respond to this disruption, our earnings, liquidity, capital position and financial condition are expected to continue to be adversely affected.

Our cash flows from operations will be materially reduced due to discontinued operations; our capital resources may not be adequate to sustain operations

          For 2007, Mortgage 101 and TRMS together represented approximately 55% of our consolidated revenues and provided positive cash flows. On September 28, 2007, Mortgage 101 was sold, and on November 15, 2007, TRMS was sold. We do not have sufficient history to ascertain whether the remaining assets of the Loans product group will be viable going forward. We are undertaking an analysis of future cash flow streams, and cannot assure you that our business will generate sufficient cash flow from operations. Our inability to generate adequate revenues or cash flows will have a material adverse effect on our profitability, financial condition, and results of operations.

          At December 31, 2007, we had approximately $4.9 million in cash and cash equivalents which we believe is sufficient to satisfy our liabilities and maintain operations through 2008. However, if we continue to sustain significant operating losses and negative cash flows, we may be unable to continue our operations without additional funding. Additional funds may not be available on favorable terms or at all. If adequate funds are not available, we may need to curtail operations significantly.

We have disposed of significant assets in connection with our recent restructuring efforts and may continue to sell our remaining assets. We may ultimately discontinue our operations.

          We faced significant challenges during 2007 due to adverse conditions in the mortgage industry, and are continuing to face these challenges in 2008. There is no assurance that these conditions have stabilized or that they will not worsen. In connection with our restructuring efforts, we sold our Mortgage 101 website and certain associated assets in September 2007, and our TRMS business and certain associated assets, including our Pipeline Tools technology in November 2007. We continue to evaluate a full range of strategic alternatives available to the Company. These alternatives may include continued execution of the Company’s operating plan, the sale of some or all of the Company’s remaining assets, partnering or other collaboration agreements, a merger or other strategic transaction, the sale of some or all of the Company’s remaining assets, or discontinuing our operations and distributing our remaining available assets to shareholders. In March 2008, we entered into a non-binding letter of intent to sell our Loans product group, the remaining assets of the Company. If current negotiations result in a definitive agreement which is acceptable to the Board of Directors, the asset-disposition transaction would be presented to LION shareholders for approval.

Our investment portfolio includes auction rate securities. Uncertainty in the credit market may negatively affect the value of these auction rate securities and our ability to liquidate them. If we are unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge.

          Our long-term investments as of December 31, 2007 include auction rate securities with a market value of $1.3 million. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. Auction rate securities are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through auctions that are held at pre-determined intervals, usually every 28 days. In the past, liquidity for auction rate securities was provided by this auction process that allowed investors to roll over their holdings or obtain immediate liquidity by selling the auction rate securities at market. Recent uncertainty in the credit market has negatively affected these auctions and certain of these auctions have not had sufficient bidders to allow investors to complete a sale of auction rate securities. In February 2008, auctions related to $1.3 million of auction rate securities owned by us failed. These are the only auction rate security investments in our portfolio. In the future, failed auctions for our auction rate securities may affect our ability to liquidate these auction rate securities until a future auction is successful or until we decide and are able to sell the auction rate securities in a secondary market. There is a risk that there could be a decline in value of our auction rate securities. Failed auctions may affect the fair value of these securities, and require us to adjust the carrying value of the investment through an impairment charge. In the future, should we determine that these declines in value of auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material.

We are largely dependent on key personnel who may not continue to work for us.

          We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION. We are continuing to create the redundancies that will reduce the reliance on these individuals. Furthermore, we have not entered into employment agreements with these significant employees except for our executive officers. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Our 2005 Stock Incentive Plan provides us flexibility to attract and retain the best available employees. We expect that we will need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with suitable experience. We face the risk that if we are unable to attract and integrate new personnel, or retain and motivate existing personnel, our business will be adversely affected.

We are substantially dependent on a limited number of significant customers.

          Our success depends on our ability to expand, retain and enhance our advanced business solution customers. Certain elements of our product line carry with them the risk that our revenues may be dependent on a limited number of significant customers, rather than a broad-based broker and customer network. Our larger customer contracts, which involve our Precision LPX services, typically have renewable successive one- and two-year terms. Revenue from these contracts comprised approximately 19% of our total revenue from continuing operations for the fourth quarter and the year ended December 31, 2007.

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

Government Regulation

          Until discontinuing operations in November 2007, our mortgage pipeline risk management services were provided by TRMS, a Commodity Trading Advisor registered with the Commodity Futures Trading Commission and the National Futures Association. Commodity Trading Advisors are subject to detailed disclosure, reporting, and recordkeeping requirements.

          Our continuing operations are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services, which in turn could decrease the demand for our products and services, increase the cost of doing business, or otherwise have an adverse effect on our business, operating results or financial condition. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband Internet access, and the characteristics and quality of products and services not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access or do commerce on the Internet. However, the applicability to the Internet of existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy is developing. We cannot predict the impact, if any, that future regulation or regulatory changes might have on our business. Unfavorable resolution of these issues may harm our business, diminish the demand for our products and services or increase our cost of doing business.

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

          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, under current SEC rules, we are required to furnish a report by our management assessing the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. In addition, we must comply with Section 404(b) requirements to provide an auditor’s attestation report on internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the year ending December 31, 2009. The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board’s (“PCOAB”) Auditing Standard No. 5, adopted by the SEC on July 27, 2007, provides the professional standards and related performance guidance for auditors to report on the effectiveness of our internal controls over financial reporting under Section 404. Our assessment of internal controls over financial reporting requires us to make subjective judgments and, particularly because Standard No. 5 is newly effective, some of the judgments will be in areas that may be open to interpretation.

          During this process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective for a particular year (or if our auditors are unable to state that we have maintained, in all material respects, effective internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports. That would likely have an adverse effect on our stock price.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

          We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have a variety of registered Internet domain names. Regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. We currently have federally registered trademarks on LockPoint Xtra® and Lockpoint®.

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

          Our industry has experienced significant consolidation. LION’s board of directors through its Strategic Review Committee continues to evaluate a full range of strategic alternatives available to the Company. The Committee is currently using an investment banker to assist in this process. Strategic alternatives may include, without limitation, continued execution of our operating plan, the sale of some or all of our continuing operations, partnering or other collaboration agreements, or a merger or other strategic transaction. This year we sold Mortgage 101 in third quarter 2007 and our TRMS business in fourth quarter 2007. There can be no assurance that the exploration of strategic alternatives will result in any additional agreements or transactions, or that, if completed, any agreements or transactions will be successful, on attractive terms or enhance shareholder value. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. We do not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or we have entered into a material definitive agreement. The negotiation or consummation of any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

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

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of LION, Inc. are included in Item 7:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
LION, Inc.

We have audited the accompanying consolidated balance sheets of LION, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LION, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Seattle, Washington
March 28, 2008

LION, Inc. and Subsidiary
Consolidated Balance Sheets
December 31,
(In thousands, except share data)

ASSETS

	2007	2006
Current assets
Cash and cash equivalents	$4,879	$2,587
Short-term investments – available for sale securities	-	900
Accounts receivable, less allowance for doubtful accounts of
$120 and $67 in 2007 and 2006, respectively	339	1,101
Prepaid expenses and other	422	530
TRMS assets held for sale	-	2,455
Mortgage 101 assets held for sale	-	21
Total current assets	5,640	7,594

Long-term investments – available for sale securities	1,300	-
Property and equipment, net	200	395
Goodwill	-	274
Other assets	20	224
	$7,160	$8,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$214	$162
Accrued salaries and benefits	356	708
Accrued liabilities	319	267
Current maturities of long-term obligations	5	977
Deferred revenue	357	631
Total current liabilities	1,251	2,745

Long-term obligations, less current maturities	3	8
Total liabilities	1,254	2,753

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, par value $.001 per share; authorized
5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.001 per share; authorized 50,000,000 shares; 38,626,335 and 38,614,272 issued and outstanding
at December 31, 2007 and 2006, respectively	39	39
Additional contributed capital	14,315	14,269
Accumulated deficit	(8,448)	(8,574)
	5,906	5,734
	$7,160	$8,487

The accompanying notes are an integral part of these consolidated financial statements.

LION, Inc. and Subsidiary
Consolidated Statements of Operations
Year ended December 31,
(In thousands, except per share data)

	2007	2006

Revenues	$4,426	$5,723

Expenses
Direct costs	3,093	3,505
Selling and marketing	982	1,359
General and administrative	3,237	3,806
Research and development	1,448	1,649
Depreciation and amortization	306	385
Impairment loss on fixed assets	549	-
Goodwill impairment	274	-
Total operating expenses	9,889	10,704

Operating loss	(5,463)	(4,981)

Other income (expense)
Interest expense	(62)	(79)
Interest income and other	179	174
Loss from continuing operations before tax	(5,346)	(4,886)
Income tax benefit (expense)	13	(145)
Net loss from continuing operations	(5,333)	(5,031)

Income from discontinued operations before tax	5,551	3,727
Income tax expense	(92)	(16)
Income from discontinued operations	5,459	3,711
Net income (loss)	$126	$(1,320)

Basic net income (loss) per share:
Loss from continuing operations	$(.14)	$(.13)
Income from discontinued operations	.14	.10
Net income (loss)	$-	$(.03)
Weighted average number of shares	38,617	38,502

Diluted net income (loss) per share:
Loss from continuing operations	$(.14)	$(.13)
Income from discontinued operations	.14	.10
Net income (loss)	$-	$(.03)
Weighted average number of shares	38,638	38,502

The accompanying notes are an integral part of these consolidated financial statements.

LION, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
Years ended December 31, 2007 and 2006
(In thousands, except share data)

			Additional
	Common stock		contributed	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance at December 31, 2005	38,463,822	38	14,091	(7,254)	6,875
Issuance of common stock in conjunction with exercise of stock options	140,450	1	15	-	16
Employee compensation from stock options and restricted stock	10,000	-	163	-	163
Net loss for the year	-	-	-	(1,320)	(1,320)
Balance at December 31, 2006	38,614,272	$39	$14,269	$(8,574)	$5,734
Issuance of common stock in conjunction with exercise of stock options	50,000	-	4	-	4
Employee compensation from stock options and restricted stock	(37,937)	-	42	-	42
Net income for the year	-	-	-	126	126
Balance at December 31, 2007	38,626,335	$39	$14,315	$(8,448)	$5,906

The accompanying notes are an integral part of these consolidated financial statements.

LION, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Year ended December 31,
(In thousands)

	2007	2006
Cash flows from operating activities
Net income (loss)	$126	$(1,320)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization	414	445
Impairment loss on TRMS assets held for sale	1,366	-
Impairment loss on fixed assets	549	-
Goodwill impairment	274	-
Change in allowance for doubtful accounts	53	(33)
Stock options and restricted stock expense	42	163
Deferred income taxes	-	150
Gain on disposition of property and equipment	(22)	-
Gain on sale of Mortgage 101 assets	(5,244)	-
Gain on sale of TRMS assets	(6)	-
Changes in assets and liabilities
Accounts receivable	709	93
Accounts payable	52	(50)
Accrued salaries and benefits	(352)	(1)
Accrued liabilities	51	18
Deferred revenue	(274)	(18)
Other assets	313	19
Net cash used in operating activities	(1,949)	(534)
Cash flows from investing activities
Purchase of available-for-sale securities	(400)	(100)
Capitalized software development costs	(388)	(13)
Proceeds from sale of Mortgage 101 – net of selling costs	5,260	-
Proceeds from sale of TRMS assets – net of selling costs	1,061	-
Cash received on sale of fixed assets	14	-
Purchases of property and equipment	(334)	(128)
Net cash provided by (used in) investing activities	5,213	(241)
Cash flows from financing activities
Payments on long-term obligations	(976)	(25)
Proceeds from issuance of common stock on exercise of stock options	4	16
Net cash used in financing activities	(972)	(9)
Net increase (decrease) in cash and cash equivalents	2,292	(784)
Cash and cash equivalents at beginning of year	2,587	3,371
Cash and cash equivalents at end of year	$4,879	$2,587
Supplemental cash flow information and non-cash investing and financing activities:
Cash paid for interest	$79	$79
Cash paid for income taxes	$85	$20
Equipment acquired under capital lease	$-	$15

The accompanying notes are an integral part of these consolidated financial statements.

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 1 – Description of business and summary of significant accounting policies

Description of business - LION, Inc. (the “Company” or “LION”), a Washington corporation, provides advanced business solutions that streamline the mortgage loan fulfillment process in the mortgage industry. LION provides an integrated technology platform offering online loan productivity tools featuring lender loan program and pricing databases, a suite of comprehensive website products and a pricing engine configured to serve the broker/banker, community banks and large to medium sized lenders.

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

Principles of Consolidation - The consolidated financial statements include the accounts of LION, Inc. and its wholly-owned subsidiary, Tuttle Risk Management Services (“TRMS”). All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - The Company considers all highly-liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Long-term Investments - The Company’s long-term investments consist primarily of Auction Rate Securities. These securities are variable rate securities with underlying interest rates that reset periodically (7-28 days) based on a Dutch auction. At the reset date, the holders can choose to hold their securities at the rate determined by auction or sell the investment. These securities are classified as available-for-sale. Available-for-sale securities with remaining maturities of less than one year and those identified by management at time of purchase for funding operations in less than one year are classified as short-term. Subsequent to year end, the auctions failed on these investments. See Note 12.

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
December 31, 2007 and 2006

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

Accounts Receivable - The Company’s accounts receivable are due from companies in the mortgage industry, including lenders and mortgage brokers. Credit is extended to most customers, and generally collateral is not required. Payments for accounts receivable are due upon receipt of the invoice, or in some cases may be due within 30 days depending on the products or services provided.

Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently collected on such accounts are credited to the allowance for doubtful accounts.

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
December 31, 2007 and 2006

Note 1 – Description of business and summary of significant accounting policies - continued

Capitalized Software Development Costs - The Company accounts for internally developed software costs in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software development costs, intended for internal use, approximated $388,000 and $13,000 for the years ended December 31, 2007 and 2006, respectively. These costs are included in computer software in property and equipment and are amortized over three years. However, as discussed in Note 3, these capitalized costs were determined to be fully impaired during the fourth quarter of 2007, and an impairment loss of $387,000 was recorded for the year ended December 31, 2007.

Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based on a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. See Note 3 for the impact of SFAS No. 144 in the current year.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. The diluted share calculation for 2007 includes options to purchase 40,000 shares and excludes 2,681,917 shares related to employee stock options because the option exercise price was greater than the average market price for the shares. The diluted share calculation for 2006 excludes options to purchase 6,090,417 shares due to their anti-dilutive effect.

Advertising Costs - Advertising costs are expensed as incurred. Advertising expense was approximately $407,000 and $728,000 for 2007 and 2006, respectively.

Research and Development Costs - All expenditures for research and development costs are expensed as incurred. These expenses consist of costs incurred for proprietary research and include related salaries and benefits, contract and other outside service fees, and facilities and overhead costs.

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 1 – Description of business and summary of significant accounting policies - continued

Income Taxes - The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes, but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carry forwards. The Company records deferred income tax assets and liabilities based upon differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred tax assets are evaluated on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of deferred tax assets is not considered more likely than not, a valuation allowance against deferred tax assets is recorded. Income tax expense is comprised of taxes paid and payable for the period and change during the period in net deferred income tax assets and liabilities.

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

Fair Value of Financial Instruments - The fair value of financial instruments are determined in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” which requires that the Company disclose the fair value of its financial instruments for which it is practicable to estimate fair value. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits, and accrued liabilities meet the definition of a financial instrument approximate fair value because of the short term maturity of these instruments. The fair value of long-term obligations, including the current portion, approximates fair value based on the incremental borrowing rate currently available to the Company for loans with similar terms and maturities.

Concentration of Credit Risk - Cash is held in interest bearing or demand deposit bank accounts. Short-term investments are comprised of marketable debt securities. The Company and its subsidiary maintain cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated approximately $6.2 million and $3.5 million at December 31, 2007 and 2006, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents and short-term investments, as these deposits and investments are held by high credit quality financial institutions.

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Although management is still evaluating the potential effects of SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b, the partial adoption is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 1 – Description of business and summary of significant accounting policies – continued

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. Management is currently evaluating the potential impact of the adoption of SFAS 141R on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective beginning January 1, 2009. Management is currently evaluating the potential impact of the adoption of SFAS 160 on the Company’s financial position, results of operations, or cash flows.

Reclassifications – In September 2007, we sold our Mortgage 101 website and certain related assets. In November 2007, we sold certain assets related to TRMS and Pipeline Tools. The revenues and identifiable costs for Mortgage 101, TRMS (including impairment loss) and Pipeline Tools have been classified as discontinued operations for all periods presented in the consolidated statements of operations. Additionally, certain assets for TRMS and Mortgage 101 have been classified as assets held for sale in the consolidated balance sheets.

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 2 – Discontinued operations

Leads Business Product Group

On September 28, 2007, we entered into and consummated an agreement with Internet Brands, Inc. (“Internet Brands”) for the sale to Internet Brands of the Company’s Mortgage 101 website and certain assets associated therewith. The agreement provided for payment of $5,000,000 which was received at closing and an additional payment of $350,000 of which $319,000 was received by December 31, 2007 with the remaining balance received in early January 2008. Internet Brands assumed liabilities arising from the purchased assets after closing, including all post-closing liabilities for performance under the contracts assumed by Internet Brands in the transaction. The Company provided transition services to Internet Brands to effect the timely delivery and installation of the technology platform, databases and software comprising Mortgage 101 during the 90 days after the closing (the “transition services”). At closing, the Company received $112,500 from Internet Brands as payment in advance for the estimated costs of providing the transition services (based on a detailed work plan), and paid Internet Brands $112,500 for estimated amounts of customer deposits for assumed contracts. The prepayment of transition services was recognized as additional gain along with related expenses as services were provided during fourth quarter 2007. Accounts receivable for services provided prior to the close date were retained by LION.

The gain on the sale approximates $5.2 million representing the initial sales price of $5 million, additional payment of $350,000 held back at closing and transition services of $112,500 less related selling costs of $202,000, less the net book value of assets sold, which related to fixed assets and unamortized capitalized software and which together approximated $17,000.

Mortgage 101, which is part of the LION segment, represents a component of an entity as set forth in Statement of Financial Accounting Standards No. 144 “Accounting for the impairment of disposal of long-lived assets” (“SFAS No. 144”). Accordingly, the results of operations relating to this component, including related gain on sale, are reported as discontinued operations in accordance with SFAS No. 144. The assets and liabilities of Mortgage 101 have been classified as “held for sale” in our financial statements at December 31, 2006.

Capital Markets Product Group

On November 15, 2007, LION, Inc. consummated an agreement with Compass Analytics, LLC (“Compass”) for the sale to Compass of the Company’s TRMS business and certain assets associated therewith. Compass paid approximately $1.3 million to the Company at closing, based on the value at closing of client revenues associated with the TRMS business. In addition, the agreement contemplates a contingent payment to the Company of up to $500,000 based on the value of client revenues associated with the TRMS business six months after the closing date, subject to valid claims by Compass against the Company under the indemnification provisions of the agreement. Because of the uncertainty of collecting the $500,000, this amount was not included in the calculation of the gain. Compass also assumed liabilities arising from the purchased assets after closing, including all post-closing liabilities for performance under the contracts assumed by Compass in the transaction.

The gain on the sale approximated $6,000 representing the sales price of approximately $1.3 million less related selling costs of $206,000 and the net book value of assets sold which related to fixed assets and goodwill attributable to TRMS which together approximated $1.1 million.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
September 30, 2007

Note 2 – Discontinued operations - continued

The assets and liabilities of the TRMS business to be sold have been classified as “held for sale” in our financial statements in accordance with SFAS No. 144 at December 31, 2006. SFAS No. 144 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell. The Company took an impairment loss of $1.4 million for the TRMS segment at September 30, 2007. The results of operations relating to this component are reported as discontinued operations in accordance with SFAS No. 144.

The following table provides additional income statement information related to the discontinued operations (in thousands):

	2007	2006

Revenues
Mortgage 101	$1,062	$1,870
TRMS Business	4,256	6,109
	$5,318	$7,979

Income from operations of Mortgage 101, including gain
of $5,244 in 2007	$5,462	$765
Income from operations of TRMS Business, including gain of $6 and
impairment provision of $1,366 in 2007	89	2,962
Income from discontinued operations, before income taxes	5,551	3,727
Income tax provision	(92)	(16)
Income from discontinued operations	$5,459	$3,711

Assets held for sale are as follows (in thousands):

		At
		December 31,
		2006
TRMS assets held for sale:
Goodwill		$2,316
Property and Equipment, net		139
		$2,455
Mortgage 101 assets held for sale:
Property and Equipment, net		$21

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 3 – Property and Equipment

Property and equipment consists of the following as of December 31 (in thousands):

	2007	2006

Computer equipment	$717	$911
Computer software	1,293	1,724
Equipment	172	370
Leasehold improvements	8	18
	2,190	3,023
Less accumulated depreciation and amortization	1,990	2,628

	$200	$395

Fixed assets acquired under capital leases approximated $156,000 and $241,000 at December 31, 2007 and 2006, respectively, and related accumulated amortization approximated $156,000 and $220,000 at December 31, 2007 and 2006, respectively.

In connection with our restructuring efforts during fourth quarter 2007 and in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that estimated undiscounted future cash flows from continuing operations from the use of our fixed assets, including disposition, would be less than the carrying value of the fixed assets. Accordingly, the Company incurred a non-cash charge for impairment of fixed assets totaling $549,000 which related to the LION segment. The remaining net book value of these operating assets is classified as “Property and Equipment” in the consolidated balance sheets. The Company determined the fair value of the remaining fixed assets using a combination of quoted market price and projected discounted cash flows.

Note 4 – Goodwill

Goodwill by reporting segment is as follows (in thousands):

	LION	TRMS	Consolidated
Balance as of December 31, 2006	$274	$2,316	$2,590
Impairment loss on TRMS Business held for sale	-	(1,366)	(1,366)
Sale of TRMS Business		(950)	(950)
Impairment loss	(274)	-	(274)
Balance at December 31, 2007	$-	$-	$-

Due to the significant decline in the mortgage industry during the third quarter of 2007, the Company viewed this as a trigger event and tested goodwill for impairment at September 30, 2007 in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result of the impairment test, a goodwill impairment loss of $274,000 was recognized for the LION segment during the third quarter of 2007. The fair value of the LION segment was estimated using the quoted market price of the Company at September 30, 2007 less the estimated fair value for the TRMS business.

The adjustment to the TRMS segment totaling approximately $1.4 million was the result of the impairment loss on the anticipated sale of the TRMS business at September 30, 2007 and is included in discontinued operations.

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 5 – Long-term Obligations

The Company’s long-term obligations are comprised of the following at December 31 (in thousands):

	2007	2006
Notes payable to various TRMS shareholders at a fixed interest rate of 8%; interest is accrued and payable annually; final payment due
October 2007	$-	$972
Capital lease obligations payable in monthly installments of $474 at a
fixed rate of 9.5%; final payment due July 2009	8	13
	8	985
Less current maturities	5	977
	$3	$8

Following is a schedule of annual minimum payments under such obligations (in thousands):
		Capital
Year ending December 31,		Leases
2008		6
2009		3
Total minimum payments		9
Less amount representing interest		1
Net principal payments		$8

At December 31, 2007, the Company had $180,000 of restricted cash which is included in prepaid expenses and other. The restricted cash is collateral for an irrevocable letter of credit with respect to a lease for the Company’s San Rafael, California office space. The cash is held in custody by the bank that issued the letter of credit, is restricted as to withdrawal or use, and is currently invested in money market funds. In July 2008, the letter of credit may be cancelled and replaced by a security deposit equal to the then current monthly rent.

Note 6 – Income taxes

The income tax benefit (expense) is comprised of the following for the years ended December 31 (in thousands):

	2007	2006
Continuing operations
Current – federal	$15	$-
Current – state	(2)	5
	13	5
Deferred – federal	-	(150)
	13	(145)
Discontinued operations
Current – federal	(55)	-
Current – state	(37)	(16)
	(92)	(16)
Total	$(79)	$(161)

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 6 – Income taxes - continued

Income tax expense reconciled to the tax computed at the statutory federal rate was as follows for the years ended December 31 (in thousands):

	2007	2006
Tax (expense) benefit at statutory rate	$(70)	$380
State income taxes	(39)	(11)
State income tax benefit	-	40
Non-deductible expenses	(568)	(16)
Other	(26)	20
(Increase) decrease in valuation allowance	624	(574)
Total	$(79)	$(161)

The components of deferred taxes are as follows at December 31 (in thousands):

	2007	2006
Deferred tax assets:
Intangible assets	$10	$14
Impairment of fixed assets	198	-
Accrued liabilities	42	78
Accrued bonuses	34	-
Allowance for doubtful accounts	42	24
Stock based compensation	-	121
AMT	55
Net operating loss carryforwards	658	1,431
Total deferred tax assets	1,039	1,668
Deferred tax liabilities:
Depreciation	23	28
	1,016	1,640
Valuation allowance	(1,016)	(1,640)

	$-	$-

At December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2.0 million available to offset future income which expire in 2018 through 2027. Utilization of these carryforwards could be limited due to a change of control in Company ownership as defined by the Internal Revenue Code Section 382.

The valuation allowance was decreased by $624,000 for 2007 and increased by $574,000 for 2006. Realization of deferred tax assets is primarily dependent upon the Company reporting taxable income prior to expiration of net operating losses. At December 31, 2005, the Company had net deferred income tax assets of $150,000, which were the result of an income tax benefit recorded in the prior year, and which represented a portion of its net operating loss carryforwards that Company management determined was more likely than not to be realized by offsetting future taxable income. During the fourth quarter of 2006, the Company recognized income tax expense of $150,000 as a result of increasing the deferred tax valuation allowance, such that the allowance is in the full amount of deferred tax assets.

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 7 – Commitment and Contingencies

The Company conducts a portion of its operations in leased facilities under operating lease agreements. Various leases provide for payment of taxes and other expenses by the Company. Rent expense for leased facilities approximated $836,000 and $906,000 for 2007 and 2006, respectively. The following is a schedule of minimum annual rental payments under such operating leases, which expire at various dates through July 2010 (in thousands):

Year ending December 31,
2008	361
2009	263
2010	125
Total minimum payments required	$749

The Company is currently subleasing a portion of its lease space to another company. The minimum annual rental payments under the sublease agreement to be received are as follows (in thousands):

Year ending December 31,
2008	82
2009	85
2010	46
Total minimum payments to be received	$213

The Company from time to time is involved in certain legal matters arising during the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company’s financial position or results of operations.

In May 2007, the Company entered into renewed employment agreements with its President and Chief Financial Officer, which provide for annual salaries of $162,700 and $153,000, respectively. Each agreement expires May 31, 2010 and provides that the compensation will include a base and may include a bonus. In the event that employment is terminated by the Company without cause, they will be entitled to a severance payment of 50% of annual compensation. The officers are also entitled to receive, at the Company’s expense, continuation of medical, dental and disability benefits for 6 months following termination without cause.

Our TRMS business, including Pipeline Tools, and our IT operations resided in our San Rafael office. On November 15, 2007, the Company sold its TRMS business and Pipeline Tools to Compass Analytics. Compass Analytics has subleased a portion of the San Rafael office to the end of the lease term. The remaining IT operations were consolidated with our Gig Harbor operations as part of our restructuring during fourth quarter 2007. Per SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company shall be recognized and measured at fair value at the cease use date. Accordingly, we have accrued $125,000 of rent expense to fourth quarter 2007 which is included in direct expense for continuing operations representing that portion of the Company’s San Rafael lease that no longer has an economic benefit to the Company.

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 8 – Stock-based compensation

The Company maintains two stock equity incentive plans under which it may grant non-qualified stock options, incentive stock options or restricted stock to employees, non-employee directors and consultants. In 1998, the Company established the 1998 Stock Option Plan (the “1998 Plan”) under which 15 million shares have been reserved for issuance as incentive stock options and non-qualified stock options. The 1998 Plan allows the Company to grant options to employees for up to 50,000 shares of common stock per employee. Employee directors are eligible to receive option grants and direct stock issuances.

In 2005, the Company established the 2005 Stock Incentive Plan (the “2005 Plan”) under which 5 million shares have been reserved for issuance as incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. Not more than 2.5 million shares may be used for restricted stock awards and restricted stock units. In 2005, the Company began granting employees restricted stock awards in addition to stock options. The stock award program offers employees the opportunity to earn shares of stock over time rather than options that give employees the right to purchase stock at a set price. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. The restricted stock unit awards require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years.

Non-employee directors receive as an initial grant options to purchase 50,000 shares of common stock, exercisable at not less than the fair market value of the Company’s common stock on the day of grant. Thereafter, non-employee directors receive automatic option grants each year to purchase 50,000 shares of common stock upon their reelection at the annual meeting of shareholders. Non-employee chairs of the audit and compensation committees receive an automatic option grant each year to purchase an additional 25,000 shares of common stock. During 2007, the non-employee directors waived the right to receive these automatic grants for just 2007 since the Company was going through cost restructuring. Options granted to non-employee directors generally vest quarterly over one year and generally expire in four years from the date of grant. Options granted to employees vest quarterly over four years beginning at the date of grant and generally expire 10 years from the date of grant. All outstanding stock options are non-qualified stock options. The Company issues new shares of common stock upon exercise of stock options.

Stock options to purchase the Company’s common stock are granted at prices at the fair market value on the date of grant. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS No. 123(R), the effect of forfeitures was not included as a compensation expense assumption and was not material.

The fair value of option grants with service conditions are estimated using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. While estimates of fair value and the associated charge to earnings may materially affect the Company’s results of operations, it has no impact on cash flow. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase in the market price above the grant price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately.

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 8 – Stock-based compensation - continued

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future option holder behavior. Expected stock price volatility is based exclusively on historical volatility of the Company’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not have any plans to pay any dividends in the future.

Using the Black-Scholes option pricing model to estimate the fair value of options, the following weighted average assumptions were used for grants during 2006: expected volatility ranged from 74% to 113%; risk-free interest rate ranged from 4.6% to 5.1%; expected lives ranged from 2.5 to 6.25 years; and, a zero percent dividend yield. There were no stock option grants during 2007.

The following table sets forth the summary of option activity under our stock option plans for the year ended December 31, 2007:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price	contractual life	value

Outstanding at beginning of year	6,090,417	$0.26
Granted	-	-
Forfeited	(3,318,500)	0.25
Exercised	(50,000)	0.09

Outstanding at end of year	2,721,917	$0.27	3.3 years	$800

Options vested or expected to vest
at end of year	2,687,576	$0.27	3.2 years	$800

Options exercisable at end
of year	2,645,605	$0.27	3.1 years	$800

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 8 – Stock-based compensation – continued

The following table sets forth the summary of option activity under our stock option plans for the year ended December 31, 2006:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price	contractual life	value

Outstanding at beginning of year	3,789,867	$0.22
Granted	2,549,167	0.30
Forfeited	(108,167)	0.21
Exercised	(140,450)	0.11

Outstanding at end of year	6,090,417	$0.26	6.7 years	$531,000

Options vested or expected to vest
at end of year	4,774,122	$0.25	6.1 years	$451,000

Options exercisable at end
of year	3,152,817	$0.24	4.6 years	$353,000

The weighted average grant date fair value per share of options granted in 2006 was $.30. There were no grants during 2007.

The aggregate intrinsic value is based on the Company’s closing stock price of $0.09 as of the last business day of the year ended December 31, 2007, which would have been received by the optionees had all in-the-money options been exercised on that date. As of December 31, 2007, total unrecognized stock-based compensation expense related to unvested stock options was approximately $13,000, which is expected to be recognized over a weighted average period of approximately 1.9 years. The aggregate fair value of vested options outstanding as of December 31, 2007 was $706,000.

Following is a summary of the Company’s stock options outstanding at December 31, 2007:

Outstanding options				Options exercisable
		Weighted	Weighted		Weighted
		average	average remaining		average
Exercise price	Number	price	contractual life	Number	exercise price

$.05 - $.25	1,722,500	$0.19	3.7 years	1,722,500	$0.19
$.26 - $.50	784,417	$0.35	2.7 years	713,105	$0.35
$.51 - $.61	215,000	$0.59	1.6 years	210,000	$0.59
	2,721,917	$0.27	3.3 years	2,645,605	$0.27

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 8 – Stock-based compensation – continued

The following table sets forth the summary of restricted stock activity under our 2005 Plan for the year ended December 31, 2007:

		Weighted
		average
	Number of	grant-date
	shares	fair value

Restricted shares outstanding at beginning of year, nonvested	43,313	$.31
Granted	10,000.28
Vested	(5,376)	.32
Forfeited	(47,937)	.30

Restricted shares outstanding at end of year, nonvested	-	$-

The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of December 31, 2007:

	1998 Plan	2005 Plan	Total
Outstanding share based compensation awards	2,471,917	250,000	2,721,917
Underlying shares available for grant	2,046,681	4,734,937	6,781,618
Total	4,518,598	4,984,937	9,503,535

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows (in thousands):

	Years ended December 31,
	2007	2006
Stock option expense	$41	$160
Restricted stock expense	1	3
Total stock-based compensation expense	$42	$163

Note 9 – Retirement Plan

The Company has adopted a salary deferral retirement plan, or 401(k) plan. The plan covers all employees who meet the plan’s eligibility requirements. The Company can make discretionary contributions to the plan. No contributions were made by the Company for 2007 and 2006.

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 10 – Segment Reporting

Throughout most of 2007, the Company had two operating segments, TRMS and the integrated software, services and lead generation businesses in which the Company is engaged which is referred to as the LION segment. On November 15, 2007, we consummated the sale of TRMS including our Pipeline Tools technology. In addition, the assets of Mortgage 101 were sold on September 28, 2007. The operating results of TRMS (the TRMS segment) and Mortgage 101 and Pipeline Tools (part of the LION segment) are included in discontinued operations in the consolidated statements of operations.

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

	LION	TRMS	Consolidated
Year ended December 31, 2007:
Revenues from external customers:
From continuing operations	$4,426	$-	$4,426
From discontinued operations	1,447	3,871	5,318
	5,873	3,871	9,744
Revenues from TRMS	2,470	-	-
Operating income (loss):
From continuing operations	(5,463)	-	(5,463)
From discontinued operations	(200)	501	301
	(5,663)	501	(5,162)
Depreciation and amortization
From continuing operations	306	-	306
From discontinued operations	97	11	108
	403	11	414
Capital expenditures
From continuing operations	718	-	718
From discontinued operations	-	4	4
	718	4	722
Total assets	7,160	-	7,160

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 10 – Segment Reporting - continued

	LION	TRMS	Consolidated
Year ended December 31, 2006:
Revenues from external customers:
From continuing operations	$5,723	$-	$5,723
From discontinued operations	2,294	5,685	7,979
	8,017	5,685	13,702
Revenues from TRMS	3,677	-	-
Operating income (loss):
From continuing operations	(4,981)	-	(4,981)
From discontinued operations	135	3,592	3,727
	(4,846)	3,592	(1,254)
Depreciation and amortization
From continuing operations	385	-	385
From discontinued operations	48	12	60
	433	12	445
Capital expenditures
From continuing operations	139	-	139
From discontinued operations	-	2	2
	139	2	141
Goodwill
From continuing operations	274	-	274
From discontinued operations	-	2,316	2,316
	274	2,316	2,590
Total assets
From continuing operations	5,142	-	5,142
From discontinued operations	123	3,222	3,345
	5,265	3,222	8,487

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	2007	2006

Operating loss	$(5,162)	$(1,254)
Gain on sale of Mortgage 101	5,244	-
Other non-operating income – net	122	95
Income tax expense – net	(78)	(161)

Net income (loss) before income tax	$126	$(1,320)

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 10 – Segment Reporting - continued

The Company’s product groupings for continued and discontinued operations are comprised of Leads, Loans, and Capital Markets and associated revenues are as follows (in thousands):

	2007	2006

Revenue from continuing operations:
Loans	$4,426	$5,723
Revenue included in discontinued operations
Leads	1,062	1,870
Capital Markets	4,256	6,109
	5,318	7,979

Total	$9,744	$13,702

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

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 11 – Quarterly Financial Data (Unaudited)

Following is a summary of unaudited quarterly results of operations in 2007 and 2006 (in thousands, except income per share):

	First	Second	Third	Fourth	Fiscal
Fiscal year ended December 31, 2007:	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$1,368	$1,161	$1,014	$883	$4,426
Operating loss	$(1,351)	$(1,329)	$(1,281)	$(1,502)	$(5,463)
Loss from continuing operations	$(1,332)	$(1,322)	$(1,265)	$(1,414)	$(5,333)
Discontinued operations, net of tax	667	335	3,801	656	5,459
Net income (loss)	$(665)	$(987)	$2,536	$(758)	$126
Basic and diluted net loss per common
share from continuing operations	$(.03)	$(.04)	$(.03)	$(.04)	$(.14)
Basic and diluted net income per common
share from discontinued operations	.01	.01	.10	.02	.14
Basic and diluted net income (loss) per
common share	$(.02)	$(.03)	$.07	$(.02)	$-

	First	Second	Third	Fourth	Fiscal
Fiscal year ended December 31, 2006:	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$1,501	$1,447	$1,399	$1,376	$5,723
Operating loss	$(1,118)	$(1,563)	$(1,156)	$(1,144)	$(4,981)
Loss from continuing operations	$(1,102)	$(1,538)	$(1,128)	$(1,263)	$(5,031)
Discontinued operations, net of tax	916	1,003	913	879	3,711
Net income (loss)	$(186)	$(535)	$(215)	$(384)	$(1,320)
Basic and diluted net loss per common
share from continuing operations	$(.03)	$(.04)	$(.03)	$(.03)	$(.13)
Basic and diluted net income per common
share from discontinued operations	.03	.03	.02	.02	.10
Basic and diluted net income (loss) per
common share	$-	$(.01)	$(.01)	$(.01)	$(.03)

LION, Inc. and Subsidiary
Notes to consolidated financial statements
December 31, 2007 and 2006

Note 12 – Subsequent Events

In February 2008, auctions failed for $1.3 million of our auction rate securities, and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not do so. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We do not believe these securities are currently impaired, primarily due to the collateral guarantees and AAA ratings of the underlying securities. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan. As of December 31, 2007, the Company held $1.3 million of auction rate securities which are included in long-term investments available for sale in the consolidated balance sheets.

In March 2008, we entered into a non-binding letter of intent to sell the remaining assets of the Company which is non-definitive and currently under negotiation.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 8A(T). CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control over Financial Reporting.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

     Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework. The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2007. Based on its assessment using the criteria in the Internal Control—Integrated Framework, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

     This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

     There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with accounting principles generally accepted in the United States of

America. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate over time.

(c) Changes in internal control over financial reporting.

     There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Set forth below is information concerning our directors, executive officers and other key employees.

Name	Age	Position

Directors:
John A. McMillan (2) (3)	76	Chairman, Director
Griffith J. Straw (2) (3)	59	Director
James D. Russo (1) (2) (3)	61	Director
David Stedman	58	Director
J.C. “Tuck” Marshall (1)	61	Director

Executive Officers:
David Stedman	58	Interim CEO and President
Steve Thomson	55	CFO, Corporate Secretary, Treasurer

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of Nominating Committee

     All directors were elected at the Annual Meeting held June 20, 2007. Directors hold office until the next annual meeting or until their successors have been elected and qualified. Director David Stedman, Interim CEO and President, is a full-time employee of the Company. The other directors devote only such time as may be necessary to our business and affairs. There are no family relationships among any of the directors or executive officers of the Company. Following is a discussion of the business background of each director and executive officer.

DIRECTORS:

     JOHN A. MCMILLAN has been a director of the Company since January 1999, and served as Chief Executive Officer from October 1999 through August 2002. Mr. McMillan retired as Director of the Board of Directors for Nordstrom, Inc. in May 2004. Mr. McMillan has been associated with Nordstrom for 40 years and served as a member of the Office of Chief Executive Officer from 1971 to 1996. Mr. McMillan’s business and civic affiliations include sitting on the Board of Directors for the McMillan Family Foundation and Coalition Community Development of Resources and was a former member of the Board of Directors for Vision Youth (Chairman), ZION Preparatory Academy Capitol Campaign (Chairman), Urban Enterprise Council, Bob Walsh Enterprises, Global Partnerships, and Seattle Pacific University.

GRIFFITH J. STRAW has been a director of the Company since September 2002. Since May 2002, Mr. Straw has served as Regional Vice President of United Guaranty Residential Insurance Company. Mr. Straw has more than 20 years experience in the mortgage banking industry. His previous positions include Director of Business Development at Freddie Mac, McLean, Virginia from

October 1994 to March 2002. He served as Senior Vice President, Director of Marketing at Frontline Mortgage from May 1993 to October 1994 and Senior Vice President at National Pacific Mortgage from 1987 to 1992. Mr. Straw received his designation as a CMB (Certified Mortgage Banker) from the Mortgage Bankers Association of America (“MBA”) in 2000. He is also a Faculty Fellow for the MBA’s School of Mortgage Banking and was designated as a member of the Master Faculty in 2001. In November 1998, Mortgage Technology magazine named Mr. Straw as one of the year’s top seven mortgage “technologists” in recognition of his role in creating online business opportunities for Freddie Mac.

     JAMES D. RUSSO has been a director since August 2004. Since 2001, Mr. Russo has served as the Executive Director Finance of MiddleBrook Pharmaceuticals, Inc. He has over 25 years of executive financial and operational management experience with US and international based businesses in the pharmaceutical, engineering, environmental consulting and banking industries. Mr. Russo has been CFO of public and privately held companies and is a founding director of Cardinal Financial Corporation since 1997.

     DAVID STEDMAN has been a director since August 2002 and has served as President since June 2005 and became Interim CEO in April 2007. Previously, Mr. Stedman served as President of LION from January 2001 to December 2003, as Chief Executive Officer from August 2002 to December 2003, and as Co-President from December 2003 to May 2005. Mr. Stedman joined LionInc.com, the former subsidiary of LION, in May 1999 as Vice President of Marketing and Sales. He served as its COO from January 2000 and as its President from October 2000 until its merger with the Company. Mr. Stedman has over 20 years of marketing experience that includes expertise in market analysis, systems development, strategic and market planning, identity creation, advertising and public relations. From 1989 to 1999 Mr. Stedman was a Vice President/Director of Marketing for Safeco Properties, a real estate development subsidiary of Safeco Insurance.

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

OFFICERS:

     DAVID STEDMAN has served as President of the Company since June 2005 and as Interim CEO since April 2007. See background information above for Mr. Stedman under the heading “DIRECTORS.”

     STEVE THOMSON, CFO of LION as of January 2001, joined LionInc.com in March 1998 as its Controller. From 1995 to 1998, Mr. Thomson worked as a consultant with a number of high tech and Internet related companies. From 1988 to 1995, Mr. Thomson served as Controller and

Division Manager with Vanier, a $130 million subsidiary of American Business Products. From 1979 to 1986, Mr. Thomson was in public accounting with Price Waterhouse. Mr. Thomson received a B.A. degree in Business Administration from the University of Washington in 1976 and has been a CPA since 1981.

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

CODE OF ETHICS

     We have adopted a Code of Ethics that applies to our executive officers, including financial officers and other finance organization employees. The Code of Ethics is publicly available on the investor relations portion of our website at www.lionmts.com. Our Board did not grant any waivers of any ethics policies in 2007 to our directors or executive officers. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. The charters of the Audit, Compensation and Nominating Committees are also available at the same website address.

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

Committees of the Board of Directors

     The principal committees of the Board of Directors of the Company are the Audit Committee, Compensation Committee and Nominating Committee. Our board of directors may establish other committees to facilitate the management of our business. During 2007, the board utilized for special purposes a Proxy Contest Committee, a Strategic Review Committee and a Negotiations Committee. Below is a description of each of the committees of the Board of Directors.

     Audit Committee. The Audit Committee assists our Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit Committee’s role includes discussing with management the Company’s processes to manage business and financial risk, and for compliance with applicable legal and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent registered public accounting firm engaged to prepare or issue audit reports on our financial statements. The Audit Committee relies on the expertise and knowledge of management, any internal auditors, and the independent auditor in carrying out its oversight responsibilities. The specific responsibilities in carrying out the Audit Committee’s oversight role are set forth in the LION Audit Committee Charter. The Audit Committee Charter is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents.

     The Audit Committee consists of Messrs. Russo and Marshall. Both members of the Audit Committee are “independent” as defined by Rule 4200 of the NASDAQ Marketplace Rules. Our Board believes each Audit Committee member has sufficient experience and knowledge in financial and auditing matters to effectively serve and carry out the duties and responsibilities of the Committee. In addition, the Board has determined that Mr. Russo is an “audit committee financial expert,” as that term is defined by Securities and Exchange Commission rules, which is basically limited to those who have prepared, audited, or directly supervised the audit of comparable public company financial statements.

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

     Strategic Review Committee. The Board of Directors appointed the Strategic Review Committee in June 2007 to evaluate opportunities by which the Company could maximize shareholder value. The committee is comprised of our four independent directors, Messrs. Straw, Russo, Marshall and McMillan. The committee engaged a financial advisor to assist in the evaluation of strategic options available to the Company. As a result of the process instituted by the committee, the Board acted during 2007 to sell the Company’s Mortgage 101 and TRMS operations. The committee continues to evaluate a full range of strategic alternatives available to the Company, including executing the Company’s current operating plan, modifying the current operating plan, the sale of some or all of the Company’s remaining assets, partnering or other collaboration agreements, or a merger or other strategic transaction.

ITEM 10. EXECUTIVE COMPENSATION

   The following table provides summary information about compensation expensed or accrued by the Company during the fiscal years ended December 31, 2007 and 2006 for (a) our Chief Executive Officer, (b) the next two most highly compensated executive officers serving at the end of the fiscal year ended December 31, 2007, and (c) up to two additional individuals for whom disclosure would have been provided but for the fact that they were not serving as executive officers at the end of fiscal 2007 (collectively, the “named executive officers”):

Summary Compensation Table*
Name and Principal					Option	All Other
Position	Year	Salary		Bonus(1)	Awards(2)	Compensation(3)	Total

David Stedman, Interim
CEO and President(4)	2007	$169,177	(4)	$40,000	–	–	$209,177
	2006	$182,705	(4)		$27,301	–	$210,006
Randall D. Miles, CEO(5)	2007	$80,609	(5)	–	–	$125,000	$205,609
	2006	$239,619	(5)	–	$71,247	–	$310,866
Steve Thomson, CFO	2007	$160,356	(6)	$40,000	–	–	$200,356
	2006	$167,698	(6)	–	–	–	$167,698

(*) Columns in the Summary Compensation Table that were not relevant to the compensation paid to the named executive officers were omitted.

(1) Represents cash bonuses earned for the indicated fiscal year.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the indicated fiscal year for the fair value of stock options granted to each of the named executives in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The stock options for Mr. Miles were granted in 2006 in four tranches that vest only if the average closing price of the Company’s common stock over a preceding 20-day period hits the relevant target price for that tranche within 10 years from the date of grant. The fair value and derived service periods were determined by a third party valuation expert using a Monte Carlo model to simulate the Company’s stock prices for the performance period with the following assumptions: expected volatility of approximately 75%; risk-free interest rate of 4.56%; expected life of 10 years; and, a zero percent dividend yield. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that would be recognized by the named executives. The actual value that would be recognized by Mr. Miles would depend on whether the market price of LION’s common stock achieved certain specified levels. During 2007, the options for Mr. Miles were forfeited due to his resignation.

(3) During the six-month period following his resignation, Mr. Miles was paid severance totaling $125,000 for consulting services and $6,100 for continued coverage of employee medical benefits.

(4) Mr. Stedman was appointed Interim CEO in April 2007. Salary includes payments made to the named executive officer for forfeited vacation time.

(5) Mr. Miles resigned as CEO of the Company effective April 2007. He contributed a portion of his salary to the Company’s 401(k) savings plan. Salary includes payments made to the named executive officers for forfeited vacation time.

(6) Salary includes payments made to the named executive officer for forfeited vacation time.

Narrative to Summary Compensation Table

     Employment and Change in Control Agreements. In May 2007, employment agreements for each of Mr. Stedman and Mr. Thomson were renewed with LION. Each employment agreement expires May 31, 2010 and sets forth, among other things, the officer’s base salary, bonus opportunities, entitlement to participate in our benefit plans and to receive equity awards, and post-termination benefits and obligations. The employment agreements provide that each executive is entitled to four weeks paid vacation, use of cell phone and wireless connectivity, and reimbursement of business expenses. The employment agreements also provide for payment of a severance benefit equal to 50% of the officer’s current annual salary upon termination of employment as a result of death or permanent disability, termination by the Company without cause, or termination by the executive for cause. “Cause” for the executive includes any one of the following events which occurs without executive’s consent: (i) any reduction of executive’s then existing compensation or benefits, except to the extent that such compensation of all other senior executives of the Company is equally reduced; (ii) any material diminution of executive’s duties, responsibilities, authority, reporting structure, titles or offices provided executive gives the Company written notice of such material diminution and it is not remedied by the Company within thirty (30) days of receipt of such notice; (iii) any request that executive relocate to a work site that would increase executive’s one-way commute distance by more than fifty (50) miles from executive’s then principal residence; (iv) any material breach by the Company of its obligations under the agreement that is not remedied by the Company within thirty (30) days of written notice of such breach from executive; (v) another entity or person becoming the majority owner through a hostile takeover of the Company; or (vi) a slate of directors is elected, a majority of which were not recommended by the existing directors and management prior to the vote. If the Company terminates the agreement for cause, or the executive terminates the agreement other than for cause, the executive will be entitled to receive his salary only through the effective date of termination.

     Unless entitled to severance benefits, the executive’s accrual of, or participation in plans providing for benefits will cease at the effective date of termination, provided however, that the executive will have the right to continue coverage under the Company’s group health plans as provided by the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”). If entitled to severance benefits, the executive is also entitled to receive Company health insurance benefits for 6 months following the termination date. Under the agreements, the executives are subject to certain confidentiality, non-competition and non-solicitation provisions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END.

     The following table provides information with respect to the holdings of stock options by the named executive officers on December 31, 2007. This table includes unexercised and unvested option awards. Each stock option grant is shown separately for each named executive. The vesting schedule for each grant is shown following this table, based on the option grant date.

		Number of Securities
		Underlying Unexercised
		Options
	Option				Option	Option
	Grant				Exercise	Expiration
Name	Date	Exercisable	Unexercisable		Price	Date
David Stedman, Interim
CEO and President	2/2/01	419,500	–	(1)	$0.20	2/2/11
	7/14/03	300,000	–	(2)	$0.19	7/14/13
Steve Thomson, CFO	2/2/01	273,000	–	(1)	$0.20	2/2/11

(1)	2001 option grant vests 6 ¼ percent on a quarterly basis, and 12 ½ percent in profitable quarters.

(2)	2003 option grant vests 12 ½ percent on a quarterly basis.

DIRECTOR COMPENSATION

     Directors who are employees of LION receive no compensation for service on the Board. Non-employee directors receive a cash fee of $2,000 for each board meeting attended in person and a cash fee of $500 for each telephonic board meeting attended. Non-employee directors receive a cash fee of $500 for each committee meeting attended whether telephonically or in person. Non-employee directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees of the board of directors. Each new non-employee director receives a one-time grant of options to purchase 50,000 shares of common stock, exercisable at not less than the fair market value of the Company’s common stock on the day of grant. Thereafter, each non-employee director receives an annual grant of options to purchase 50,000 shares of common stock upon reelection at the annual meeting of shareholders. Options have generally vested over a one-year period. Non-employee chairs of the audit and compensation committees receive an annual grant of options to purchase an additional 25,000 shares of common stock at the fair market value on the date of grant. For 2007 only, the annual grants of 50,000 shares to the non-employee directors and 25,000 shares to the non-employee chairs of the audit and compensation committees were waived by the directors in view of the Company’s restructuring efforts. The options and restricted shares, if any, granted to directors are subject to the terms and conditions of the 1998 Stock Option Plan or the 2005 Stock Incentive Plan.

     The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal year ended December 31, 2007 by the non-employee directors.

	Fees Earned
	or Paid in	Option
Name	Cash	Awards*		Total
John A. McMillan	$9,500	$4,288	(1)	$13,788
Griffith J. Straw	$10,500	$6,431	(2)	$16,931
James D. Russo	$16,500	$6,431	(3)	$22,931
JC (Tuck) Marshall	$15,000	$4,288	(4)	$19,288

*

For a discussion of the relevant assumptions used in calculating grant date fair value with respect to option grants, refer to Note 6 of the Consolidated Financial Statements included in this Form 10 – KSB.

(1)	Options totaling 50,000 shares were granted during 2006 of which half were earned in 2007. Options totaling 137,500 shares were outstanding at December 31, 2007.

(2)	Options totaling 75,000 shares were granted during 2006 of which half were earned in 2007. Options totaling 253,750 shares were outstanding at December 31, 2007.

(3)	Options totaling 75,000 shares were granted during 2006 of which half were earned in 2007. Options totaling 268,750 shares were outstanding at December 31, 2007.

(4)	Options totaling 50,000 shares were granted during 2006 of which half were earned in 2007. Options totaling 470,417 shares were outstanding at December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Five Percent Owners of Company Stock

The following table sets forth information as to those holders, other than directors and executive officers of the Company, known to LION to be the beneficial owners of more than 5% of the outstanding shares of Common Stock as of December 31, 2007.

	Shares	Percent
Name and Address	Beneficially	of Voting
Of Beneficial Owner	Owned	of Shares
Continental Advisors LLC (1)	4,303,277	11.14%
227 West Monroe Street, Suite 5050
Chicago, IL 60606

(1) Based on a Schedule 13D/A filed on June 14, 2007, Continental Advisors LLC, Continental Partners LP and David P. Purcell have shared power to vote and dispose of the shares.

Stock Ownership of Directors and Executive Officers

The following table sets forth certain information that has been provided to the Company regarding the beneficial ownership as of December 31, 2007 of the Company’s common stock by (a) each director or director nominee of the Company, (b) each of the named executive officers, and (c) all directors and executive officers of the Company as a group.

	Shares (2)		Percent (3)
Name and Address (1)	Beneficially		of Voting
Of Beneficial Owner	Owned		of Shares

Directors and Executive Officers:
John A. McMillan	1,999,050	(4)	5.16%
J.C. (Tuck) Marshall	700,417	(5)	1.79%
David Stedman	1,219,500	(6)	3.10%
Steve Thomson	1,101,500	(7)	2.83%
Griffith J. Straw	322,200	(8)	*
James Russo	308,750	(9)	*

All directors and executive officers as
a group (6 persons)	5,651,417		13.87%

* Less than one percent.

(1) Except as noted below, the business address of the directors and executive officers is c/o LION, Inc., 2801 Hollycroft St., Gig Harbor, WA 98335.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of December 31, 2007 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Percentage of beneficial ownership is based upon 38,626,335 voting shares of common stock outstanding as of December 31, 2007.

(4) Includes 1,335,550 shares held by the John A. & Alexandra McMillan Living Trust, 137,500 underlying shares of vested stock options and 6,000 shares owned by spouse.

(5) Includes 470,417 underlying shares of vested stock options.

(6) Includes 719,500 underlying shares of vested stock options.

(7) Includes 273,000 underlying shares of vested stock options.

(8) Includes 253,750 underlying shares of vested stock options.

(9) Includes 268,750 underlying shares of vested stock options.

Securities authorized for issuance under equity compensation plans

     The following table gives information about equity awards under the Company’s 1998 Stock Option Plan or the 2005 Stock Incentive Plan and the individual equity arrangements as of December 31, 2007.

	(a)	(b)	(c)
Number of
	Number of		securities available
	securities to be	Weighted-	for future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation plans
	outstanding	outstanding	[excluding
	options, warrants	options, warrants	securities reflected
Plan category	and rights	and rights	in column (a)]
Equity compensation plans
approved by security holders (1)	2,721,917	$.27	6,781,618
Equity compensation plans not
approved by security holders	-	-	-

Total	2,721,917	$.27	6,781,618

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

     LION and its subsidiary had no transactions, nor are there any currently proposed transactions, in which LION or its subsidiary was or is to be a participant, the amount involved exceeded $84,000 (one percent of the average of our year-end total assets for the last three years), and any director or director nominee, executive officer or any of their immediate family members, or any promoter or control person, had a material direct or indirect interest.

Director Independence

     Our common stock is not listed on a national securities exchange which requires that a majority of our Board must be “independent directors” according to independence standards established by the exchange. In determining whether our directors or the members of a specific committee of the board of directors are independent, we have utilized the definition of “independent” as defined by Rule 4200 of the NASDAQ Marketplace Rules. Following is a list of our independent directors as of the date of this Form 10-KSB:

     John A. McMillan
     Griffith J. Straw
     James D. Russo
     J.C. “Tuck” Marshall

For an identification of members of committees of the board of directors, including each director that is not independent, see Item 9 above, under “INFORMATION REGARDING THE BOARD AND ITS COMMITTEES.”

ITEM 13. EXHIBITS

(a)	EXHIBITS:

Exhibits are incorporated as part of this Annual Report by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-B)

2.1

Agreement of Merger, dated October 12, 2004, by and among LION, Inc., LION Acq. LLC, Tuttle Risk Management Services Inc., Anthony Berris (individually and as the Stockholders’ Representative), and Sern Clementson, incorporated by reference to the same exhibit number to the Company’s Form 8-K dated October 18, 2004.

2.2

Asset Purchase and Sale Agreement dated September 28, 2007 by and between Internet Brands and LION, Inc., incorporated by reference to exhibit number 2.1 in the Company’s Form 8-K dated September 28, 2007.

2.3

Asset Purchase Agreement, dated as of October 11, 2007, by and among LION, Inc., Tuttle Risk Management Services, LLC, and Compass Analytics, LLC, incorporated by reference to exhibit number 2.1 in the Company’s Form 8-K dated October 11, 2007.

3.3	Articles of Incorporation of LION, Inc., incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated October 20, 2000.

3.4	Bylaws of LION, Inc., a Washington corporation, incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated October 20, 2000.

10.1	1998 Stock Option Plan with Form of Option Agreement, incorporated by reference to Registration Statement on Form S-8 filed July 28, 2003 (File No. 333-107402).

10.2

2005 Stock Incentive Plan with Form of Stock Option Agreement and Form of Restricted Stock Agreement, incorporated by reference to Registration Statement on Form S-8 filed August 11, 2005 (File No. 333-127434).

10.6

Office Suite Lease Agreement (Denver Property) dated as of September 19, 2000, incorporated by reference to the same exhibit number to the Company’s Form 10 - QSB for the quarter ended September 30, 2000.

10.8	Premises Lease Agreement (Seattle Property) – effective date August 1, 2001, incorporated by reference to the same exhibit number to the Company’s Form 10 – QSB for the quarter ended June 30, 2001.

10.9	Employment Agreement – S. Thomson, incorporated by reference to exhibit number 10.2 in the Company’s Form 8-K dated May 22, 2007.

10.10	Employment Agreement – D. Stedman, incorporated by reference to exhibit number 10.1 in the Company’s Form 8-K dated May 22, 2007.

10.12	Lease Amendment # 2 (Denver Property) dated as of October 21, 2002, incorporated by reference to the same exhibit number to the Company’s Form 10-KSB for the year ended December 31, 2002.

10.13

Asset Purchase Agreement dated December 8, 2003, by and among LION, Inc., Freddie Mac, and Ignition Mortgage Technology Solutions, Inc., incorporated by reference to the Report on Form 8-K filed December 23, 2003.

10.14	Employment Agreement – Randall D. Miles, incorporated by reference to the Report on Form 8-K filed December 14, 2006.

10.16

Put Agreement, dated October 12, 2004, between LION, Inc. and certain stockholders of Tuttle Risk Management Services Inc., incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K October 18, 2004.

10.17	Secured Notes Agreement, dated October 13, 2004, between Tuttle Risk Management Services Inc., the stockholders of Tuttle Risk Management Services Inc., LION, Inc., and Anthony Berris, as Stockholders’ Representative, incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K dated October 18, 2004.

10.18	Unconditional Guaranty, dated October 13, 2004, by LION, Inc., incorporated by reference as Exhibit 10.3 to the Company’s Form 8-K dated October 18, 2004.

10.19	Form of Indemnification Agreement, incorporated by reference to the Report on Form 8-K filed August 25, 2005.

14.1	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference to the same exhibit number to the Company’s Form 10 – KSB for the year ended December 31, 2003.

21.1	Subsidiaries of LION, Inc.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to Grant Thornton (audit and non-audit)

     The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of our annual financial statements for the years ended December 31, 2007 and 2006, and the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2007 and 2006, and fees billed for other services rendered by Grant Thornton LLP during those periods.

Fee Category	2007	2006

Audit fees	$178,706	$157,224
Audit – related fees	-	-
Tax fees	24,325	37,649
All other fees	-	7,245

	$203,031	$202,118

Audit fees. Consist of assurance and related services that are reasonably related to the performance of the audit or review of LION’s financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company’s stock option plans, additional revenue compliance procedures related to performance of the review or audit of our financial statements, and accounting consultations regarding the application of GAAP to proposed transactions.

Tax Fees. Consist of the aggregate fees billed for professional services rendered by Grant Thornton LLP for tax compliance, tax advice, and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Fees in 2006 relate to reviews of various SEC correspondence.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gig Harbor, Washington, on March 31, 2008.

LION, Inc.
(Registrant)

By:	/s/ David Stedman
David Stedman
Interim CEO

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. McMillan	Chairman of the Board and CEO	March 31, 2008
/s/ David Stedman	Director, Interim CEO and President	March 31, 2008
/s/ J.C. (Tuck) Marshall	Director	March 31, 2008
/s/ Griffith J. Straw	Director	March 31, 2008
/s/ James D. Russo	Director	March 31, 2008
/s/ Steve Thomson	CFO	March 31, 2008

EXHIBIT INDEX

2.1

Agreement of Merger, dated October 12, 2004, by and among LION, Inc., LION Acq. LLC, Tuttle Risk Management Services Inc., Anthony Berris (individually and as the Stockholders’ Representative), and Sern Clementson, incorporated by reference to the same exhibit number to the Company’s Form 8-K dated October 18, 2004.

2.2

Asset Purchase and Sale Agreement dated September 28, 2007 by and between Internet Brands and LION, Inc., incorporated by reference to exhibit number 2.1 in the Company’s Form 8-K dated September 28, 2007.

2.3

Asset Purchase Agreement, dated as of October 11, 2007, by and among LION, Inc., Tuttle Risk Management Services, LLC, and Compass Analytics, LLC, incorporated by reference to exhibit number 2.1 in the Company’s Form 8-K dated October 11, 2007.

3.3	Articles of Incorporation of LION, Inc., incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated October 20, 2000.

3.4	Bylaws of LION, Inc., a Washington corporation, incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated October 20, 2000.

10.1	1998 Stock Option Plan with Form of Option Agreement, incorporated by reference to Registration Statement on Form S-8 filed July 28, 2003 (File No. 333-107402).

10.2

2005 Stock Incentive Plan with Form of Stock Option Agreement and Form of Restricted Stock Agreement, incorporated by reference to Registration Statement on Form S-8 filed August 11, 2005 (File No. 333-127434).

10.6

Office Suite Lease Agreement (Denver Property) dated as of September 19, 2000, incorporated by reference to the same exhibit number to the Company’s Form 10 - QSB for the quarter ended September 30, 2000.

10.8	Premises Lease Agreement (Seattle Property) – effective date August 1, 2001, incorporated by reference to the same exhibit number to the Company’s Form 10 – QSB for the quarter ended June 30, 2001.

10.9	Employment Agreement – S. Thomson, incorporated by reference to exhibit number 10.2 in the Company’s Form 8-K dated May 22, 2007.

10.10	Employment Agreement – D. Stedman, incorporated by reference to exhibit number 10.1 in the Company’s Form 8-K dated May 22, 2007.

10.12	Lease Amendment # 2 (Denver Property) dated as of October 21, 2002, incorporated by reference to the same exhibit number to the Company’s Form 10-KSB for the year ended December 31, 2002.

10.13

Asset Purchase Agreement dated December 8, 2003, by and among LION, Inc., Freddie Mac, and Ignition Mortgage Technology Solutions, Inc., incorporated by reference to the Report on Form 8-K filed December 23, 2003.

10.14	Employment Agreement – Randall D. Miles, incorporated by reference to the Report on Form 8-K filed December 14, 2006.

10.16

Put Agreement, dated October 12, 2004, between LION, Inc. and certain stockholders of Tuttle Risk Management Services Inc., incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K October 18, 2004.

10.17

Secured Notes Agreement, dated October 13, 2004, between Tuttle Risk Management Services Inc., the stockholders of Tuttle Risk Management Services Inc., LION, Inc., and Anthony Berris, as Stockholders’ Representative, incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K dated October 18, 2004.

10.18	Unconditional Guaranty, dated October 13, 2004, by LION, Inc., incorporated by reference as Exhibit 10.3 to the Company’s Form 8-K dated October 18, 2004.

10.19	Form of Indemnification Agreement, incorporated by reference to the Report on Form 8-K filed August 25, 2005.

14.1	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference to the same exhibit number to the Company’s Form 10 – KSB for the year ended December 31, 2003.

21.1	Subsidiaries of LION, Inc.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002