Form 10-Q
period 2008-03-31
LION INC/WA
filed 2008-05-15
CIK 941179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number 0-25159

LION, Inc.
(Exact name of registrant as specified in its charter)

Washington	91-2094375
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2801 Hollycroft St., Gig Harbor, WA	98335
(Address of principal executive offices)	(Zip code)

(206) 577-1440
Registrant’s telephone number including area code

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
(Do not check if a smaller
reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 5, 2008, there were 38,626,335 shares of the Company’s common stock outstanding.

LION, Inc.
Form 10 – Q
For the Quarter Ended March 31, 2008

		PAGE
	INDEX	NUMBER
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2008 (unaudited) and
	December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months
	ended March 31, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months
	ended March 31, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	17

Item 4T	Controls and Procedures	34

PART II	OTHER INFORMATION

Item 6	Exhibits	34

	Signatures	35

     PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LION, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$4,400	$4,879
Accounts receivable, less allowance for doubtful accounts of
$55 and $120 in 2008 and 2007, respectively	190	339
Prepaid expenses and other	349	422
Total current assets	4,939	5,640

Long-term investments – available for sale securities	1,113	1,300
Property and equipment, net	164	200
Other assets	20	20
	$6,236	$7,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$197	$214
Accrued salaries and benefits	395	356
Accrued liabilities	256	319
Current maturities of long-term obligations	5	5
Deferred revenue	318	357
Total current liabilities	1,171	1,251

Long-term obligations, less current maturities	2	3
Total liabilities	1,173	1,254

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, par value $.001 per share; authorized
5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.001 per share; authorized 50,000,000 shares; 38,626,335 shares issued and outstanding
at March 31, 2008 and December 31, 2007	39	39
Additional contributed capital	14,317	14,315
Accumulated deficit	(9,293)	(8,448)
	5,063	5,906
	$6,236	$7,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

LION, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2008	2007

Revenues	$805	$1,368

Expenses
Direct costs	548	887
Selling and marketing	136	276
General and administrative	484	1,056
Research and development	302	438
Depreciation and amortization	32	62
Total operating expenses	1,502	2,719

Operating loss	(697)	(1,351)

Other income (expense)
Interest expense	-	(19)
Interest income and other	58	39
Impairment loss on investments	(187)	-
Loss from continuing operations before tax	(826)	(1,331)
Income tax benefit (expense)	(19)	(1)
Net loss from continuing operations	(845)	(1,332)

Income from discontinued operations before tax	-	670
Income tax expense	-	(3)
Income from discontinued operations	-	667
Net loss	$(845)	$(665)

Basic and diluted net loss per share:
Loss from continuing operations	$(.02)	$(.03)
Income from discontinued operations	-	.01
Net loss	$(.02)	$(.02)
Weighted average number of shares	38,626	38,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

LION, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(845)	$(665)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	32	98
Change in allowance for doubtful accounts	(65)	36
Impairment loss on investments	187	-
Stock options and restricted stock expense	2	33
Gain on disposition of property and equipment	(1)	-
Changes in assets and liabilities
Accounts receivable	213	(491)
Accounts payable	(17)	238
Accrued salaries and benefits	39	52
Accrued liabilities	(63)	132
Deferred revenue	(39)	291
Other assets	73	142
Net cash used in operating activities	(484)	(134)
Cash flows from investing activities
Capitalized software development costs	-	(122)
Cash received on sale of fixed assets	7	-
Purchases of property and equipment	(1)	(328)
Net cash provided by (used in) investing activities	6	(450)
Cash flows from financing activities
Payments on long-term obligations	(1)	(1)
Proceeds from issuance of common stock on exercise of stock options	-	2
Net cash provided by (used in) financing activities	(1)	1
Net decrease in cash and cash equivalents	(479)	(583)
Cash and cash equivalents at beginning of period	4,879	2,587
Cash and cash equivalents at end of period	$4,400	$2,004
Supplemental cash flow information and non-cash investing and financing activities:
Cash paid for income taxes	$30	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2008

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

Interim Financial Statements - The unaudited condensed consolidated financial statements and related notes are presented in accordance with the instructions for interim financial statements required by Article 8-03 of Regulation S-X, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2007. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any other future interim period. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in LION’s Form 10 – KSB for its fiscal year ended December 31, 2007.

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

Reclassifications – In September 2007, we sold our Mortgage 101 website and certain related assets. In November 2007, we sold certain assets related to TRMS and Pipeline Tools. The revenues and identifiable costs for Mortgage 101, TRMS, and Pipeline Tools have been classified as discontinued operations for all periods presented in the condensed consolidated statements of operations.

Revenue Recognition - LION generates revenue throughout the mortgage loan origination and fulfillment process. For its continuing operations, LION generates subscription revenues from mortgage brokers and agents who are provided electronic access to a database of mortgage offerings from LION’s proprietary network of lenders throughout the United States; advertising revenue from customers who pay marketing fees for ad banners and web site promotion; development and hosting fees related to mortgage originator and lender web sites; and transaction fees based on locked loan volumes for its LockPointXtra® product. For discontinued operations, LION generates revenue from advertisers who pay fees for ad banners and lead generation for Mortgage 101 and from transaction fees on its Pipeline Tools and Risk Management Services product lines based on closed loan volumes.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2008
(Unaudited)

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

Net Loss Per Common Share - Basic loss per common share is based on the weighted average number of shares outstanding during each period. Potentially dilutive common stock equivalents are included in determining dilutive earnings per share. Diluted share calculations for the three months ended March 31, 2008 and 2007 exclude options to purchase 2,711,917 and 6,053,917 shares, respectively, due to their anti-dilutive effect.

Recently Issued Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Refer to Note 5 of the Notes to the Condensed Consolidated Financial Statements for the Company’s SFAS 157 fair value disclosures. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”) which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As permitted by FSP FAS 157-2, the Company has only partially applied the provisions of SFAS 157. The Company is in the process of evaluating the inputs and techniques used in its nonrecurring, nonfinancial fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. In the first quarter of 2008, the Company did not elect the fair value option for any of its assets or liabilities.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2008
(Unaudited)

Note 1 – Description of business and summary of significant accounting policies - continued

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), replacing SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements of purchase method accounting for acquisitions as set forth previously in SFAS 141. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination, thus broadening the scope of SFAS 141 which applied only to business combinations in which control was obtained through transfer of consideration. SFAS 141R also requires several changes in the way assets and liabilities are recognized and measured in purchase accounting including expensing acquisition-related costs as incurred, recognizing assets and liabilities arising from contractual contingencies at the acquisition date, and capitalizing in-process research and development. SFAS 141R also requires the acquirer to recognize a gain in earnings for bargain purchases, or the excess of the fair value of net assets over the consideration transferred plus any noncontrolling interest in the acquiree, a departure from the concept of “negative goodwill” previously recognized under SFAS 141. SFAS 141R is effective for the Company beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 applies to all companies that prepare consolidated financial statements but will only affect companies that have a noncontrolling interest in a subsidiary or that deconsolidate a subsidiary. SFAS 160 clarifies that noncontrolling interests be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, SFAS 160 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. SFAS 160 is effective for the Company beginning January 1, 2009, and will apply prospectively, except for the presentation of disclosure requirements, which must be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial position, results of operations and cash flows.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2008
(Unaudited)

Note 2 – Discontinued operations

Leads Business Product Group

On September 28, 2007, we consummated an agreement with Internet Brands, Inc. (“Internet Brands”) for the sale to Internet Brands of the Company’s Mortgage 101 website and certain assets associated therewith. The agreement provided for payment of $5,000,000 which was received at closing and an additional payment of $350,000 of which $319,000 was received by December 31, 2007 with the remaining balance received in early January 2008. Internet Brands assumed liabilities arising from the purchased assets after closing, including all post-closing liabilities for performance under the contracts assumed by Internet Brands in the transaction. The Company provided transition services to Internet Brands to effect the timely delivery and installation of the technology platform, databases and software comprising Mortgage 101 during the 90 days after the closing (the “transition services”). At closing, the Company received $112,500 from Internet Brands as payment in advance for the estimated costs of providing the transition services (based on a detailed work plan), and paid Internet Brands $112,500 for estimated amounts of customer deposits for assumed contracts. The prepayment of transition services was recognized as additional gain along with related expenses as services were provided during fourth quarter 2007. Accounts receivable for services provided prior to the close date were retained by LION.

The gain on the sale approximates $5.2 million representing the initial sales price of $5 million, additional payment of $350,000 held back at closing and transition services of $112,500 less related selling costs of $202,000, less the net book value of assets sold, which related to fixed assets and unamortized capitalized software and which together approximated $17,000.

Capital Markets Product Group

On November 15, 2007, we consummated an agreement with Compass Analytics, LLC (“Compass”) for the sale to Compass of the Company’s TRMS business and certain assets associated therewith. Compass paid approximately $1.3 million to the Company at closing, based on the value at closing of client revenues associated with the TRMS business. In addition, the agreement contemplates a contingent payment to the Company of up to $500,000 based on the value of client revenues associated with the TRMS business six months after the closing date which is May 15, 2009, subject to valid claims by Compass against the Company under the indemnification provisions of the agreement. Because of the uncertainty of collecting the $500,000, this amount was not included in the calculation of the gain. Compass also assumed liabilities arising from the purchased assets after closing, including all post-closing liabilities for performance under the contracts assumed by Compass in the transaction.

The gain on the sale approximated $6,000 representing the sales price of approximately $1.3 million less related selling costs of $206,000 and the net book value of assets sold which related to fixed assets and goodwill attributable to TRMS which together approximated $1.1 million.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2008
(Unaudited)

Note 2 – Discontinued operations - continued

The following table provides additional income statement information related to the discontinued operations (in thousands):

	Three months ended
	March 31,
	2008	2007

Revenues
Mortgage 101	$-	$358
TRMS Business	-	1,438
	$-	$1,796

Income from operations of Mortgage 101	$-	$42
Income from operations of TRMS Business	-	628
Income from discontinued operations, before income taxes	-	670
Income tax provision	-	(3)
Income from discontinued operations	$-	$667

Note 3 – Stock-based compensation

Stock-based compensation expense was $2,000 and $33,000 for the three months ended March 31, 2008 and 2007, respectively.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2008
(Unaudited)

Note 4 – Segment reporting

Throughout most of 2007, the Company had two operating segments, TRMS and the integrated software, services and lead generation businesses in which the Company was engaged which is referred to as the LION segment. On November 15, 2007, we consummated the sale of TRMS including our Pipeline Tools technology. In addition, the assets of Mortgage 101 were sold on September 28, 2007. The operating results of TRMS (the TRMS segment) and Mortgage 101 and Pipeline Tools (part of the LION segment) are included in discontinued operations in the condensed consolidated statements of operations.

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

	LION	TRMS	Consolidated
Three months ended March 31, 2008:
Revenues from external customers:
From continuing operations	$805	$-	$805
From discontinued operations	-	-	-
	805	-	805
Revenues from TRMS	-	-	-
Operating loss:
From continuing operations	(697)	-	(697)
From discontinued operations	-	-	-
	(697)	-	(697)

Three months ended March 31, 2007:
Revenues from external customers:
From continuing operations	$1,368	$-	$1,368
From discontinued operations	473	1,323	1,796
	1,841	1,323	3,164
Revenues from TRMS	820	-	-
Operating income (loss):
From continuing operations	(1,351)	-	(1,351)
From discontinued operations	(90)	760	670
	(1,441)	760	(681)

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2008
(Unaudited)

Note 4 – Segment reporting - continued

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows (in thousands):

	Three months ended
	March 31,
	2008	2007

Operating loss	$(697)	$(681)
Impairment loss on investments	(187)
Other non-operating income – net	58	20
Income tax expense – net	(19)	(4)

Net loss	$(845)	$(665)

The Company’s product groupings for continued and discontinued operations are comprised of Leads, Loans, and Capital Markets and associated revenues are as follows (in thousands):

	Three months ended
	March 31,
	2008	2007

Revenue from continuing operations:
Loans	$805	$1,368
Revenue included in discontinued operations
Leads	-	358
Capital Markets	-	1,438
	-	1,796

Total	$805	$3,164

The Leads product grouping (included in discontinued operations) consists of the Company’s Mortgage 101 product, which generates revenues from LION’s subscription and pay-per-lead based lead programs along with consumer-facing ad banner programs.

The Loans product grouping consists of Precision LION Broker (inclusive of LION Pro), Precision Access (formerly known as LION Pro Corporate), Retail Websites, and Precision LPX (LockPoint Xtra®). Precision LION Broker revenues include lenders who participate in the underlying loan program database. Retail Website revenues consist of site development and hosting fees. Precision LPX and Precision Access revenues are generated from implementation fees with new customers, recurring monthly billings based on locked loan amount volumes with monthly minimums which may vary from customer to customer, and custom development services.

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

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2008
(Unaudited)

Note 5 – Fair value measurements

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. The Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s auction rate securities which are classified as available for sale securities. Due to recent events in credit markets, the auction events for these instruments held by the Company failed during first quarter 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of other than temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $187,000 to other expense for the three months ended March 31, 2008. The auction rate security instruments held by the Company at March 31, 2008, totaling $1.1 million net of the impairment loss, were in securities collateralized by student loan portfolios, which are guaranteed by the United States government. Due to the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in long-term investments available for sale in the condensed consolidated balance sheets at March 31, 2008. As of March 31, 2008, the Company continues to earn the contractual interest on virtually all of its auction rate security instruments.

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2008
(Unaudited)

Note 5 – Fair value measurements - continued

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows (in thousands):

		Fair value measurements at reporting date using
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
	At	identical	observable	unobservable
	March 31,	assets	inputs	inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$1,113	$-	$-	$ 1,113

Total assets measured at fair value	$1,113	$-	$-	$ 1,113

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a combination of a discounted cash flow analysis and a market approach during first quarter 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008:

	Auction
	rate
Description	securities	Total

Balance at December 31, 2007	$-	$-
Transfers to Level 3	1,300	1,300
Total unrealized losses included in other expense	(187)	(187)

Total assets measured at fair value	$1,113	$1,113

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2008
(Unaudited)

Note 6 – Income taxes

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

Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. At March 31, 2008, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.1 million available to offset future income which expire in 2018 through 2028. The Company has established a valuation allowance for the full amount of the net deferred tax assets at March 31, 2008. Utilization of these carryforwards could be limited due to a change of control in the Company’s ownership as defined by the Internal Revenue Code Section 382.

Note 7 – Vacated lease

In December 2007, the Company vacated a leased space in California. At March 31, 2008 and December 31, 2007, the Company had a liability of $113,000 and $125,000, respectively, for the contractually remaining lease payments less estimated sublease rental income. The change in the liability relates to lease payments and amortization of $12,000 for the three months ended March 31, 2008.

Note 8 – Liquidity

The Company incurred a net loss of $845,000 from continuing operations for the three months ended March 31, 2008 and used cash from operations of approximately $484,000. The Company had approximately $4.4 million in cash and cash equivalents and working capital of approximately $3.8 million at March 31, 2008.

The Company has a history of recurring losses and negative cash flows which may continue. The Company expects to meet its future cash requirements through a combination of cash generated from operations and existing cash balances. The Company cannot assure, however, that its business will generate sufficient cash flow from operations. Additional funds may be required to fund the operations of the Company and these funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may need to curtail operations significantly.

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

LION, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2008
(Unaudited)

Note 9 – Subsequent events

On May 12, 2008, LION, Inc. entered into an agreement with Beanstalk Networks LLC (dba OpenClose® Solutions). Under the terms of the agreement, OpenClose Solutions will purchase the assets of LION’s only remaining business segment, which includes the business related to its Precision family of products and its retail websites business, for $525,000 in cash. OpenClose also will assume liabilities relating to the purchased assets after closing, including all post-closing liabilities for performance under the contracts assumed by OpenClose in the transaction. The purchase does not include LION’s cash, cash equivalents, long-term investments or accounts receivable. The agreement contains a limited indemnity by the Company for breaches of representations, warranties, and covenants made by it in the agreement. The transaction is subject to shareholder approval, and the Company intends to file a preliminary proxy statement with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

     LION, Inc. (the “Company” or “LION”) provides advanced business solutions that streamline the mortgage loan fulfillment process in the mortgage industry. LION provides an integrated technology platform offering online loan productivity tools featuring lender loan program and pricing databases, a suite of comprehensive website products and a pricing engine configured to serve the broker/banker, community banks and large to medium sized lenders.

     On May 12, 2008, LION, Inc. entered into an agreement with Beanstalk Networks LLC (dba OpenClose® Solutions). Under the terms of the agreement, OpenClose Solutions will purchase the assets of LION’s only remaining business segment, which includes the business related to its Precision family of products and its retail websites business, for $525,000 in cash. OpenClose also will assume liabilities relating to the purchased assets after closing, including all post-closing liabilities for performance under the contracts assumed by OpenClose in the transaction. The purchase does not include LION’s cash, cash equivalents, long-term investments or accounts receivable. The agreement contains a limited indemnity by the Company for breaches of representations, warranties, and covenants made by it in the agreement. The transaction is subject to shareholder approval, and the Company intends to file a preliminary proxy statement with the Securities and Exchange Commission.

     Throughout this report, “discontinued operations” refers to the TRMS segment, Mortgage 101 and Pipeline Tools, collectively. In September 2007, we sold our Mortgage 101 website and certain related assets. In November 2007, we sold certain assets related to TRMS and Pipeline Tools. The revenues and identifiable costs for Mortgage 101, TRMS, and Pipeline Tools have been classified as discontinued operations for all periods presented in the condensed consolidated statements of operations. For further information on the discontinued operations see Note 2 to the Notes to the Condensed Consolidated Financial Statements included in this report.

     For the quarter ended March 31, 2008, our financial performance continued to be adversely affected by challenging conditions in the mortgage lending markets. Higher interest rates, falling refinance activity, rising home loan delinquency and foreclosure rates, and industry pressure on subprime lending, continued to exert pressures on the lenders and brokers we serve. Revenue from continuing operations for the three months ended March 31, 2008 totaled $805,000 a decrease of 41% from $1.4 million for the same period in the prior year. Through our cost cutting efforts throughout 2007 and into first quarter 2008, we have reduced operating expenses from continuing operations to $1.5 million for the three months ended March 31, 2008, a 45% reduction compared to $2.7 million for the same period in the prior year. This has been done through reductions in workforce, consolidating our Seattle, San Rafael and Denver operations into our Gig Harbor operations, and continued reduction in discretionary spending, occupancy costs and marketing. The loss from continuing operations was $845,000 inclusive of an impairment loss on investments totaling $187,000 compared to $1.3 million for the same period in the prior year. The net loss for the three months ended March 31, 2008 was $845,000 inclusive of the impairment loss on investment or $.02 per share compared to a net loss of $665,000 or $.02 per share inclusive of income from discontinued operations net of tax of $667,000.

     As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s auction rate securities which are classified as available for sale securities. Due to recent events in credit markets, the auction events for these instruments held by the Company failed during first quarter 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. As a result of the other than temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $187,000 to other expense for the three months ended March 31, 2008. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan. For further information on auction rate securities, see Note 5 to the Notes to the Condensed Consolidated Financial Statements included in this report.

     At March 31, 2008, we had approximately $4.4 million in cash and cash equivalents and $3.8 million in working capital. During the three months ended March 31, 2008, net cash of $484,000 was used in our operating activities primarily to fund operating losses. We believe our current cash position is sufficient to satisfy our liabilities and maintain operations through 2008. However, if we continue to sustain significant operating losses and negative cash flows, we will further diminish our net assets, and we may be unable to continue our operations without additional funding. Additional funds may not be available on favorable terms or at all.

RESULTS OF OPERATONS (dollars in thousands, except per share data)

	Three months ended
	March 31,
	2008	2007
Revenues	$805	$1,368
Operating expenses	(1,502)	(2,719)
Operating loss	(697)	(1,351)
Other expense – net	(129)	20
Loss from continuing operations before tax	(826)	(1,331)
Income tax benefit (expense)	(19)	(1)
Net loss from continuing operations	(845)	(1,332)
Income from discontinued operations net of tax	-	667
Net loss	$(845)	$(665)
Net loss per common share, basic and diluted	$(.02)	$(.02)

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

     Revenue from continuing operations decreased 41% to $805,000 in first quarter 2008 compared to $1.4 million for the same quarter in 2007. We continue to see contraction in our mortgage broker and lender customer base resulting from higher interest rates, lower loan origination volumes, rising home loan delinquency and foreclosure rates, lender consolidation, mortgage brokers leaving the industry, and industry pressure on subprime lending. This weakness covers all of LION’s product offerings. While we are starting to see the decrease slow and our core customer base stabilize, it is uncertain at this time when the mortgage industry will begin to grow sustainably.

Operating expenses from continuing operations (dollars in thousands)

		Three months ended March 31,
				%
	2008	2007	Change	Change
Direct costs	$548	$887	$(339)	(38)%
Selling and marketing	136	276	(140)	(51)%
General and administrative	484	1,056	(572)	(54)%
Research and development	302	438	(136)	(31)%
Depreciation and amortization	32	62	(30)	(48)%
Total operating expenses	$1,502	$2,719	$(1,217)	(45)%

Direct costs

     Direct costs are comprised primarily of website fulfillment, technology infrastructure support, product and contract support, and product deployment. Direct costs for first quarter 2008 decreased 38% to $548,000 compared to $887,000 for the same quarter in the prior year. The decrease is primarily due to our downsizing efforts resulting in reductions in certain maintenance support services related to our production datacenters, lower lender database support costs, lower occupancy costs and fewer retail website deployment resources due to decreased volumes in retail website sales.

Selling and Marketing

     Selling and marketing expenses are comprised primarily of advertising and marketing costs, sales salaries and related support costs. Selling and marketing expenses for first quarter 2008 decreased 51% to $136,000 compared to $276,000 for the same quarter in the prior year. The decrease is due primarily to a reduction in sales commissions and resources due to lower sales volume, reduction in marketing staff and fewer tradeshows attended.

General and Administrative

     General and administrative expenses are comprised primarily of management and administrative salaries and related costs, legal and audit fees, outside consulting services, certain telecommunications expenses, occupancy costs, and other administrative related expenses. General and administrative expenses for first quarter 2008 decreased 54% to $484,000 compared to $1.1 million for the same quarter in the prior year due to our downsizing efforts. The decrease was primarily due to lower finance, accounting, human resource and administrative support costs, lower occupancy costs due to consolidation of offices, lower stock option expense and management salaries as a result of the resignation of our CEO effective April 2007, and lower bad debt expense.

Research and Development

     Research and development expenses are comprised primarily of engineering salaries and related costs. Research and development expenses for first quarter 2008 decreased 31% to $302,000 compared to $438,000 for the same quarter in the prior year. The decrease is primarily a result of fewer resources needed as a result of completion of various product initiatives in 2007.

Depreciation and Amortization

     The decrease in depreciation and amortization expense for first quarter 2008 compared to the same period in the prior year is the result of certain equipment, computers and software being fully depreciated by the beginning of the year and an impairment charge during fourth quarter 2007 that reduced the depreciable cost of our fixed assets.

Interest Expense and Interest Income

     For first quarter 2007, interest expense is primarily comprised of interest on 8% promissory notes totaling $972,000 related to the TRMS acquisition in October 2004. These notes were paid in full in October 2007.

     For first quarter 2008 and 2007, interest income is comprised of interest earned on cash, cash equivalents and marketable securities. Interest earned increased in first quarter 2008 due to cash proceeds from the sale of Mortgage 101 in late September 2007 and the sale of the TRMS business in mid-November 2007.

Impairment Loss on Investments

     As a result of other than temporary declines in the fair value of the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $187,000 to other expense. For further information, see Note 5 to the Notes to condensed consolidated financial statements in this report.

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

	Three months ended
	March 31,
	2008	2007
Revenue
LION – continuing operations	$805	$1,368
LION – discontinued operations	-	473
	805	1,841
TRMS – discontinued operations	-	1,323
Total	$805	$3,164

Operating loss
LION – continuing operations	$(697)	$(1,351)
LION – discontinued operations	-	(90)
	(697)	(1,441)
TRMS – discontinued operations	-	760
Total	$(697)	$(681)

     For first quarter 2008, the Company only has one operating segment. For an analysis of the change from first quarter 2008 to 2007 for the LION segment, see the discussion above for revenue and operating expenses from continuing operations.

FINANCIAL POSITION

     At March 31, 2008, we had approximately $4.4 million in cash and cash equivalents. Our operating activities used cash during first quarter 2008 as they have since the latter half of 2006. Other non-cash items are primarily comprised of depreciation and amortization, stock option and restricted stock expense, and the change in the allowance for doubtful accounts. The change in cash and cash equivalents is as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Net loss	$(845)	$(665)
Non-cash items
Impairment loss on investments	187	-
Other	(32)	167
	(690)	(498)
Changes in working capital	206	364
Net cash used in operating activities	(484)	(134)

Net cash used in investing activities	6	(450)

Net cash provided by (used in) financing activities	(1)	1
Net decrease in cash and cash equivalents	(479)	(583)
Cash and cash equivalents at beginning of period	4,879	2,587
Cash and cash equivalents at end of period	$4,400	$2,004

Operating Activities

     During the three months ended March 31, 2008, cash from operating activities decreased $484,000 primarily due to operating losses from reduced revenues offset primarily by a decrease in accounts receivable.

     During the three months ended March 31, 2007, cash from operating activities decreased $134,000 due to operating losses from reduced revenues, resources used for LION’s product initiatives for LION Pro, Mortgage 101 and Retail Websites, and an increase in trade receivables. This decrease was offset primarily by an increase in deferred revenue related to a large TRMS customer as part of an existing contract and increases in accounts payable, accrued salaries and benefits, and accrued liabilities due to our normal business operating cycle.

Investing Activities

During the three months ended March 31, 2008, there were no significant investing activities.

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

Financing Activities

     During the three months ended March 31, 2008 and 2007, there were no significant financing activities.

Overall Liquidity and Capital Resources

     We incurred a net loss of $845,000 from continuing operations for first quarter 2008 and used cash from operations of approximately $484,000. LION had approximately $4.4 million in cash and cash equivalents and working capital of $3.8 million at March 31, 2008. Cash generated by operations has not been sufficient to fund our activities since the latter half of 2006. Rather, we have relied on our existing cash balances while we sought to develop and sustain our activities. In September 2007, we sold our Mortgage 101 website and certain related assets. In November 2007, we sold certain assets related to TRMS and Pipeline Tools.

     As a result of the disposition of our discontinued operations, we have sufficient cash reserves to satisfy our liabilities and maintain operations through 2008. However, over the last two fiscal years we have experienced declining revenues, material losses and negative cash flows which may continue. We continue to aggressively consolidate our operations and will continue to do so during 2008 to reduce our underlying cost structure. Prior to 2007, we typically expected to meet our future cash requirements through a combination of cash generated from operations, existing cash balances and investments. We cannot assure you, however, that our business will generate sufficient cash flow from operations. Additional funds may be required to fund our operations and these funds may not be available on favorable terms or at all. If adequate funds are not available, we may need to curtail operations significantly.

     In February 2008, auctions failed for $1.3 million of our auction rate securities, and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not do so. The fair value of our auction rate securities at March 31, 2008 is $1.1 million. See Note 5 to the notes to condensed consolidated financial statements. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan.

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

     Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. At March 31, 2008, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.1 million available to offset future income which expire in 2018 through 2028. The Company has established a valuation allowance for the full amount of the net deferred tax assets at March 31, 2008. Utilization of these carryforwards could be limited due to a change of control in the Company’s ownership as defined by the Internal Revenue Code Section 382.

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

Recently Issued Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Refer to Note 5 of the Notes to the Condensed Consolidated Financial Statements for the Company’s SFAS 157 fair value disclosures. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”) which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As permitted by FSP FAS 157-2, the Company has only partially applied the provisions of SFAS 157. The Company is in the process of evaluating the inputs and techniques used in its nonrecurring, nonfinancial fair value measurements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. In the first quarter of 2008, the Company did not elect the fair value option for any of its assets or liabilities.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), replacing SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements of purchase method accounting for acquisitions as set forth previously in SFAS 141. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination, thus broadening the scope of SFAS 141 which applied only to business combinations in which control was obtained through transfer of consideration. SFAS 141R also requires several changes in the way assets and liabilities are recognized and measured in purchase accounting including expensing acquisition-related costs as incurred, recognizing assets and liabilities arising from contractual contingencies at the acquisition date, and capitalizing in-process research and development. SFAS 141R also requires the acquirer to recognize a gain in earnings for bargain purchases, or the excess of the fair value of net assets over the consideration transferred plus any noncontrolling interest in the acquiree, a departure from the concept of “negative goodwill” previously recognized under SFAS 141. SFAS 141R is effective for the Company beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 applies to all companies that prepare consolidated financial statements but will only affect companies that have a noncontrolling interest in a subsidiary or that deconsolidate a subsidiary. SFAS 160 clarifies that noncontrolling interests be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, SFAS 160 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. SFAS 160 is effective for the Company beginning January 1, 2009, and will apply prospectively, except for the presentation of disclosure requirements, which must be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on its financial position, results of operations and cash flows.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial position, results of operations and cash flows.

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. All statements that express expectations and projections with respect to future matters may be affected by changes in our strategic direction, as well as developments beyond our control. We cannot assure you that our expectations will necessarily come to pass. Actual results could differ materially because of issues and uncertainties such as those listed below, in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. These factors, among others, may adversely impact and impair our business and should be considered in evaluating our financial outlook.

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

We have a recent history of operating losses and declining revenues, and our future profitability remains uncertain. In addition, financial results for any particular period will not predict results for future periods.

     Over the last couple of years, annual and quarterly revenues have been decreasing as a result of mortgage brokers leaving the industry, lender consolidation and decreased loan origination activity. Revenue from continuing operations for the three months ended March 31, 2008 reflected a decrease of 41% from the same period in the prior year. We have not achieved consistent profitability quarter over quarter or year over year during the same time period. While we showed net income for the year ended December 31, 2007, this was primarily due to the gain on the sale of our Mortgage 101 business during the third quarter of 2007. The net loss for first quarter 2008 was $845,000.

     Our prospects must be considered in view of the risks, expenses and difficulties frequently encountered by companies generally in continually evolving markets, including uncertainty of revenues, markets, and profitability, and specifically in the mortgage industry. We cannot assure you that we will be successful in addressing these risks or that we can be operated profitably, which depends on many factors, including the success of our marketing program, control of expense levels and the success of our business model and activities. Our future operating results will depend on a variety of factors, including those discussed in the other factors set forth below.

Our cash flows from operations are materially reduced due to discontinued operations; our capital resources may not be adequate to sustain operations

     In September 2007, we sold our Mortgage 101 website and certain related assets. In November 2007, we sold certain assets related to TRMS and Pipeline Tools. For 2007, Mortgage 101 and TRMS together represented approximately 55% of our consolidated revenues and provided positive cash flows. We do not have sufficient history to ascertain whether our remaining assets will generate sufficient cash flow from operations going forward. In the first quarter of 2008, we used cash from operations of approximately $484,000. Our inability to generate adequate revenues or cash flows will have a material adverse effect on our profitability, financial condition, and results of operations, and threatens our ability to continue as a going concern.

     At March 31, 2008, we had approximately $4.4 million in cash and cash equivalents which we believe is sufficient to satisfy our liabilities and maintain operations through 2008. However, if we continue to sustain significant operating losses and negative cash flows, we may be unable to continue our operations without additional funding. Additional funds may not be available on favorable terms or at all. If adequate funds are not available, we may need to curtail operations significantly.

We have disposed of significant assets in connection with our recent restructuring efforts and are proposing to sell our remaining assets. We may ultimately discontinue our operations.

     We faced significant challenges during 2007 due to adverse conditions in the mortgage industry, and are continuing to face these challenges in 2008. We cannot assure you that these conditions have stabilized or that they will not worsen. In connection with our restructuring efforts, we sold our Mortgage 101 website and certain associated assets in September 2007, and our TRMS business and certain associated assets, including our Pipeline Tools technology in November 2007. We continue to evaluate a full range of strategic alternatives available to the Company. These alternatives may include continued execution of the Company’s operating plan, the sale of some or all of the Company’s remaining assets, partnering or other collaboration agreements, a merger or other strategic transaction, the sale of some or all of the Company’s remaining assets, or discontinuing our operations and distributing our remaining available assets to shareholders.

Our investment portfolio includes auction rate securities. Uncertainty in the credit market may negatively affect the value of these auction rate securities and our ability to liquidate them. If we are unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge.

     Our long-term investments as of March 31, 2008 include auction rate securities with a fair value of $1.1 million. All of our auction rate securities are currently rated AAA, the highest rating by a rating agency. Auction rate securities are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through auctions that are held at pre-determined intervals, usually every 28 days. In the past, liquidity for auction rate securities was provided by this auction process that allowed investors to roll over their holdings or obtain immediate liquidity by selling the auction rate securities at market. Recent uncertainty in the credit market has negatively affected these auctions and certain of these auctions have not had sufficient bidders to allow investors to complete a sale of auction rate securities. In February 2008, auctions related to $1.3 million at par value of auction rate securities owned by us failed. These are the only auction rate security investments in our portfolio. In the future, failed auctions for our auction rate securities may continue to affect our ability to liquidate these auction rate securities until a future auction is successful or until we decide and are able to sell the auction rate securities in a secondary market. There is a risk that there could be a decline in value of our auction rate securities. Failed auctions may affect the fair value of these securities, and require us to adjust the carrying value of the investment through an impairment charge.

We are largely dependent on key personnel who may not continue to work for us.

     We are substantially dependent on the continued services of our key personnel, including our officers, engineers and other significant employees. These individuals have acquired specialized knowledge and skills with respect to LION. We have not entered into employment agreements with these significant employees except for our executive officers. If any of these individuals were to leave LION unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We face the risk that if we are unable to retain and motivate existing personnel, or attract and integrate new personnel, our business will be adversely affected.

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

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and SEC rules, management began reporting on the effectiveness of our internal control over financial reporting beginning on our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. We must further comply with Section 404(b) requirements to provide an auditor’s attestation report on internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2009. The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board’s (“PCOAB”) Auditing Standard No. 5, adopted by the SEC on July 27, 2007, provides the professional standards and related performance guidance for auditors to report on the effectiveness of our internal controls over financial reporting under Section 404.

     Management’s report is subject to inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, subjective judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud and, particularly because Standard No. 5 is newly effective, that some of our judgments are in areas that may be open to interpretation. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate over time.

     During the process of evaluating the effectiveness of our internal control over financial reporting, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective for a particular year (or if our auditors are unable to attest that we have maintained, in all material respects, effective internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports. That would likely have an adverse effect on our stock price.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

     We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technology and software products. We have a variety of registered Internet domain names. Regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. We currently have a federally registered trademark on Lockpoint®.

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

     Our industry has experienced significant consolidation. LION’s board of directors through its Strategic Review Committee continues to evaluate a full range of strategic alternatives available to the Company. The Committee is using an investment banker to assist in this process. Strategic alternatives may include, without limitation, continued execution of our operating plan, the sale of some or all of our continuing operations, partnering or other collaboration agreements, or a merger or other strategic transaction. This year we sold Mortgage 101 in third quarter 2007 and our TRMS business in fourth quarter 2007. The Board is currently recommending a sale of substantially all of our assets. The asset sale is expected to be presented to shareholders at the next shareholder meeting for approval. There can be no assurance that the exploration of strategic alternatives will result in any additional agreements or transactions, or that, if completed, any agreements or transactions will be successful, on attractive terms or enhance shareholder value. It is possible that nothing may result from our exploration or that we may acquire, be acquired or enter into some other strategic relationship, and that in consummating or further exploring such avenues, we may incur additional costs. Furthermore, we may enter into letters of intent and other non-definitive agreements that do not culminate in a completed transaction, engage in contract negotiations, or incur due diligence expenses which affect our quarterly earnings prior to or without entering into a material definitive agreement required to be disclosed publicly. We do not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or we have entered into a material definitive agreement. The mere negotiation or the consummation of any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

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

     The expected benefit of any of these strategic relationships may not materialize. Future alliances, mergers or acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

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

  Announcements by us or our competitors of strategic relationships, alliances, mergers, acquisitions or dispositions, new products, significant contracts, commercial relationships or capital commitments.

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

ITEM 4(T).      CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in internal control over financial reporting.

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LION, Inc.
(Registrant)

Date: May 15, 2008		By:	/s/ David Stedman
David Stedman
Interim Chief Executive Officer